Form 10-Q
period 2014-06-30
CONTRAFECT Corp
filed 2014-09-11
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-36577

ContraFect Corporation

(Exact name of registrant as specified in its charter)

Delaware	39-2072586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28 Wells Avenue, 3rd Floor, Yonkers, NY	10701
(Address of principal executive offices)	(Zip Code)

(914) 207-2300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of September 11, 2014 was 20,079,342.

CONTRAFECT CORPORATION

CONTRAFECT CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTRAFECT CORPORATION

Balance Sheets

	December 31, 2013	June 30, 2014
	(audited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,145,270	$2,193,821
Prepaid expenses and other current assets	198,410	248,288

Total current assets	4,343,680	2,442,109
Property and equipment, net	2,735,175	2,455,846
Restricted cash	25,000	25,000
Other assets	2,579,980	3,061,611

Total assets	$9,683,835	$7,984,566

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,124,906	$1,784,295
Accrued liabilities	4,095,337	10,746,359
Deferred rent	896,603	922,829

Total current liabilities	7,116,846	13,453,483
Convertible notes payable	9,816,365	12,355,277
Warrant liabilities	3,088,017	5,649,248
Embedded derivatives liabilities	2,680,780	2,146,742

Total liabilities	22,702,008	33,604,750
Commitments and contingencies	—	—
Series A convertible preferred stock, $0.0002 par value, 2,200,000 shares authorized and outstanding at December 31, 2013 and June 30, 2014	1,964,283	1,964,283
Series B convertible preferred stock, $0.0002 par value, 5,600,000 shares authorized; 4,651,163 shares outstanding at December 31, 2013 and June 30, 2014	10,175,750	10,175,750
Series C convertible preferred stock, $0.0002 par value, 9,090,909 shares authorized and outstanding at December 31, 2013 and June 30, 2014	27,752,294	27,752,294
Series C-1 convertible preferred stock, $0.0002 par value, 6,060,607 shares authorized; 0 and 151,515 outstanding at December 31, 2013 and June 30, 2014	—	500,000
Stockholders’ deficit:
Common stock, $0.0001 par value, 28,571,428 shares authorized; 1,011,997 shares outstanding at December 31, 2013 and June 30, 2014	101	101
Additional paid-in capital	4,930,310	5,311,486
Deficit accumulated during the development stage	(57,840,911)	(71,324,098)

Total stockholders’ deficit	(52,910,500)	(66,012,511)

Total liabilities, convertible preferred stock, and stockholders’ deficit	$9,683,835	$7,984,566

See accompanying notes.

CONTRAFECT CORPORATION

Unaudited Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Operating expenses:
Research and development	$2,158,049	$1,516,200	$4,492,708	$4,181,539
General and administrative	1,744,972	1,164,238	3,783,777	3,286,863

Total operating expenses	3,903,021	2,680,438	8,276,485	7,468,402

Loss from operations	(3,903,021)	(2,680,438)	(8,276,485)	(7,468,402)
Other income (expense)
Interest expense, net	(23,956)	(519,036)	(54,701)	(1,347,031)
Refundable state tax credits	—	96,133	—	424,649
Change in fair value of warrant and embedded derivative liabilities	—	(698,582)	—	(623,951)

Total other income (expense)	(23,956)	(1,121,485)	(54,701)	(1,546,333)

Net loss	(3,926,977)	(3,801,923)	(8,331,186)	(9,014,735)
Preferred stock dividend in-kind	—	(4,468,452)	—	(4,468,452)

Net loss attributable to common stockholders	$(3,926,977)	$(8,270,375)	$(8,331,186)	$(13,483,187)

Per share information:
Net loss per share of common stock, basic and diluted	$(3.88)	$(8.17)	$(8.24)	$(13.32)

Basic and diluted weighted average shares outstanding	1,011,997	1,011,997	1,011,544	1,011,997

See accompanying notes.

ContraFect Corporation

Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2013	2014
Cash flows from operating activities
Net loss	$(8,331,186)	$(9,014,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	279,795	279,329
Stock-based compensation expense	814,920	381,176
Issuance of preferred stock and other costs in exchange for licensed technology	—	1,000,000
Issuance of common stock in exchange for licensed technology	10,000	—
Issuance of common stock warrants in exchange for services	22,149	—
Amortization of debt issuance costs	—	420,066
Amortization of debt discount	—	905,804
Change in fair value of warrant and embedded derivative liabilities	—	623,951
Increase in deferred rent	115,437	26,226
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	19,683	(49,878)
Increase in other assets	(239,982)	—
Increase in accounts payable and accrued liabilities	538,349	489,962

Net cash used in operating activities	(6,770,835)	(4,938,099)

Cash flows from investing activities
Decrease in restricted cash	127,222	—
Sales of property and equipment	12,987	—

Net cash used in investing activities	140,209	—

Cash flows from financing activities
Proceeds from issuance of convertible notes	9,997,650	3,036,350
Payment of financing costs of convertible notes	(1,135,315)	(49,700)
Repayment of lease and notes payable	(526,075)	—

Net cash provided by financing activities	8,336,260	2,986,650

Net (decrease) increase in cash and cash equivalents	1,705,634	(1,951,449)
Cash and cash equivalents at beginning of period	7,886,264	4,145,270

Cash and cash equivalents at end of period	$9,591,898	$2,193,821

Supplemental disclosures of cash flow information and non-cash investing and financing activities
Cash paid for interest	$54,701	$—
Issuance of common and preferred stock for license received	10,000	500,000

See accompanying notes.

ContraFect Corporation

Notes to Unaudited Financial Statements

June 30, 2014

1. Organization and Description of Business

Organization and Business

ContraFect Corporation (the “Company”) is a biotechnology company focused on protein and antibody therapeutic products for life-threatening infectious diseases, particularly those treated in hospital-based settings. The Company intends to address multi-drug resistant infections using our therapeutic product candidates from its lysin and monoclonal antibody platforms to target conserved regions of either bacteria or viruses. The Company’s most advanced product candidates are CF-301, a lysin for the treatment of Staph aureus bacteremia, and CF-404, a combination of mAbs for the treatment of life-threatening seasonal and pandemic varieties of influenza.

The Company has incurred losses from operations since inception as a research and development organization and has relied on its ability to fund its operations through private debt and equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future as it enters clinical trials. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity financings, and may seek additional capital through arrangements with strategic partners or from other sources. In August 2014, the Company completed its initial public offering, raising net proceeds of $35.0 million, net of underwriting discount, commissions and offering expenses.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of June 30, 2014 and for the three and six months ended June 30, 2013 and 2014 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2013 balance sheet was derived from the Company’s audited financial statements. The Company’s audited financial statements as of and for the year ended December 31, 2013, including all related disclosures and the complete listing of significant accounting policies as described in note 2 thereof, are included in the Company’s prospectus dated July 28, 2014, filed with the SEC on July 29, 2014 pursuant to Rule 424(b)(1) under the Securities Act, related to the Company’s initial public offering.

In the opinion of management, the unaudited financial information as of June 30, 2014 and for the three and six months ended June 30, 2013 and 2014 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Significant Risks and Uncertainties

The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, the Company’s products, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products and the Company’s ability to raise capital.

Reverse Stock Split

The Company’s Board of Directors approved a 1-for-7 reverse split of the Company’s outstanding common stock. This reverse split was effected on July 25, 2014. Accordingly, all shares and per share amounts were retroactively adjusted to reflect this reverse split.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

The Company utilizes significant estimates and assumptions in determining the fair value of its common stock. The Company granted stock options at exercise prices not less than the fair market value of its common stock as determined by the board of directors, with input from management. The board of directors has determined the estimated fair value of the Company’s common stock based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the prices at which the Company sold shares of redeemable convertible preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company.

The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. The methodologies included an option pricing method and a probability-weighted expected return methodology that determined an estimated value under an IPO scenario and a sale scenario based upon an assessment of the probability of occurrence of each scenario. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates include assumptions regarding future performance, including the successful completion of pre-clinical studies and clinical trials and the time to completing an IPO or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificate of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value.

Marketable securities with original maturities greater than three months and less than one year are considered to be short-term investments. Short-term investments are reported at fair market value and unrealized gains and losses (if any) are included as a separate component of stockholders’ deficit. Realized gains, realized losses, the amortization of premiums and discounts, interest earned, and dividends earned are included in interest income. The Company did not have any marketable securities as of December 31, 2013 or June 30, 2014.

Deferred Offering Costs

As of June 30, 2014, the Company had approximately $2.1 million of deferred offering costs representing legal, accounting and other costs directly attributable to the Company’s offering of its equity securities capitalized as other long term assets. Future costs will be deferred until the completion of the equity offering, at which time they will be reclassified to additional paid-in capital as a reduction of the proceeds. If the Company terminates its plan for an equity offering or delay such plan for more than 90 days, any costs deferred will be expensed. See Note 4, “Other Assets.”

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, notes payable, convertible notes, warrant liabilities and embedded derivatives liabilities. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The fair value of the Company’s convertible notes, warrant liabilities and embedded derivatives liabilities are based upon unobservable inputs, as described further below.

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2—Valuations based on quoted prices for similar assets or liabilities in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3—Valuations that require inputs that reflect the Company’s own assumptions that are both significant to the fair value measurement and unobservable.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company had no liabilities classified as Level 1 or Level 2. The carrying amounts reported in the accompanying financial statements for accounts payable and accrued expenses approximate their respective fair values due to their short-term maturities. The fair value of the warrant and embedded derivative liabilities are discussed in Note 3, “Fair Value Measurements.”

Share-based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and non-employee directors, including employee stock options. Compensation expense based on the grant date fair value is generally amortized over the requisite service period of the award on a straight-line basis.

The fair value of options is calculated using the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant based on key assumptions such as stock price, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on third-party valuations, historical data, peer company data and judgment regarding future trends and factors. The Company utilizes significant estimates and assumptions in determining the fair value of its common stock. The board of directors has determined the estimated fair value of the Company’s common stock based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the prices at which the Company sold shares of redeemable convertible preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company.

The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. The methodologies included an option pricing method and a probability-weighted expected return methodology that determined an estimated value under an IPO scenario and a sale scenario based upon an assessment of the probability of occurrence of each scenario. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates include assumptions regarding future performance, including the successful completion of pre-clinical studies and clinical trials and the time to completing an IPO or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition Accounting Standards Update, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 provides guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In June 2014, the FASB issued Accounting Standards Update, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 910, Consolidation (ASU 2014-10). ASU 2014-10 eliminates the designation of “Development Stage Entity” in the codification and the incremental reporting requirements associated with this designation. This update allows an entity currently designated as “development stage” to remove the designation from its financial statements and the inception-to-date information from its statements of income, cash flows and shareholders’ equity. This guidance is effective for fiscal years beginning after December 15, 2014. Early adoption is allowed, and the Company adopted this pronouncement in its financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014, removing the “development stage entity” designation and associated information no longer required.

3. Fair Value Measurements

The Company considers its warrant liabilities and embedded derivative liabilities as Level 3 financial instruments. The valuation of these liabilities therefore requires inputs that reflect the Company’s own assumptions that are both significant to the fair value measurement and unobservable. The Company determined the estimated fair value of the warrant liabilities and the embedded derivative liabilities using a probability weighted estimated returns method (“PWERM”). The PWERM considered several “exit strategy” scenarios and various valuations of the Company, including whether or not an IPO would be completed and the timing of such events. The scenarios (or nodes of the model) used a Black-Scholes option-pricing model to determine the fair value of each node, which fair values are then probability weighted based on management’s estimates of the likelihood of each scenario. The probability weighted values were then discounted to present value at a rate that reflects the specific stage of the Company’s development.

The following assumption ranges were used in the Black-Scholes option-pricing model to determine the fair value of the warrant and embedded derivative liabilities:

	December 31, 2013	June 30, 2014
Expected volatility	56.8% – 61.2%	61.2%
Expected term (in years)	2.99 – 4.08	4.09
Risk-free interest rate	0.78% – 1.33%	1.25%
Expected dividend yield	— %	— %

The following estimated fair values per share of the Company’s underlying common stock and probability weightings were used to determine the fair value of the warrant and embedded derivative liabilities as of December 31, 2013 and June 30, 2014:

	December 31, 2013		June 30, 2014
Scenarios	Estimated Fair Value per Common Share	Probability Weighting	Estimated Fair Value per Common Share	Probability Weighting
Early IPO	$7.42	20%	$4.00	75%
Delayed IPO	$8.61	40%	$4.00	10%
Dissolution or Sale	$0.00	40%	$0.00	15%

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and June 30, 2014.

	Fair Value Measurement As of December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3,917,876	$—	$—
Warrant liability	—	—	3,088,017
Embedded derivatives liability	—	—	2,680,780

Total	$3,917,876	$—	$5,768,797

	Fair Value Measurement As of June 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$1,936,305	$—	$—
Warrant liability	—	—	5,649,248
Embedded derivatives liability	—	—	2,146,742

Total	$1,936,305	$—	$7,795,990

The Company estimates the fair value of the warrants and embedded derivatives at the time of issuance of the related convertible notes and subsequent remeasurement at each reporting date, using a probability weighted expected return model that considers the probability of achieving each scenario and the Black-Scholes option-pricing model using the following inputs: the expected volatility of the price of the underlying common stock, the remaining expected life of the liabilities, the risk-free interest rates, and the expected dividend rates. The estimates are based, in part, on subjective assumptions and could differ materially in the future. Changes to these assumptions as well as the Company’s estimated underlying stock price on the measurement date can have a significant impact on the fair value of the warrant liability and the embedded derivatives liability.

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2013 and 2014:

Warrant liabilities (1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Balance at beginning of period	$—	$4,263,124	$—	$3,088,017
Issuances of convertible notes	1,783,244	611,376	1,783,244	865,635
Increase in fair value	—	774,748	—	1,695,596

Balance at end of period	$1,783,244	$5,649,248	$1,783,244	$5,649,248

Embedded derivatives liabilities (1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Balance at beginning of period	$—	$1,944,103	$—	$2,680,780
Issuances of convertible notes	899,167	278,805	899,167	537,607
Decrease in fair value	—	(76,166)	—	(1,071,645)

Balance at end of period	$899,167	$2,146,742	$899,167	$2,146,742

(1)	The change in the fair values of the warrant and embedded derivatives liabilities are recorded in other expenses in the statement of operations.

4. Other Assets

Other assets consists of the following:

	December 31, 2013	June 30, 2014
Deferred offering costs	$1,245,660	$2,097,660
Debt issuance costs	1,190,699	820,330
Other	143,621	143,621

	$2,579,980	$3,061,611

The Company considers costs representing legal and accounting fees and other costs directly attributable to the Company’s offering of its equity securities as deferred offering costs and classifies these costs as other long term assets. Upon the completion of the equity offering, the Company will reclassify its deferred offering costs to additional paid-in capital as a reduction of the gross proceeds received. If the Company terminates its plan for an equity offering or delays such plan for more than 90 days, these costs will be expensed. The Company does not recognize the amount of deferred offering costs capitalized and accrued in the statement of cash flows for the periods presented since it does not represent a cash flow activity.

The Company has recorded the costs directly related to the issuance of its Convertible Notes (see Note 6, “Senior Convertible Notes” for further information) as debt issuance costs and classified these costs as other long term assets. The costs are being amortized to interest expense over the period from the issuance to the maturity of the Convertible Notes using the effective interest method of amortization. The Company includes the amount of debt issuance costs amortized in the line item “amortization of debt discount” in the statement of cash flows for the periods presented.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2013	June 30, 2014
Accrued in-kind dividend payable	$—	$4,468,452
Accrued financing costs	1,245,660	2,097,660
Accrued compensation costs	2,162,961	1,922,547
Accrued settlement and licensing fees	—	921,343
Accrued interest charges	462,773	483,800
Accrued professional fees	13,413	529,625
Other	210,530	322,932

	$4,095,337	$10,746,359

6. Senior Convertible Notes

The Company has issued approximately $15.0 million aggregate principal amount of its 8.00% Convertible Notes due May 31, 2015 (the “Convertible Notes”) from June 2013 through June 2014. Dr. Sol Barer, a director of the Company, purchased $2.0 million principal amount of the Convertible Notes, Alpha Spring Limited, for which Mr. Zan, one of the Company’s directors, is the sole director, purchased $831,350 principal amount of the Convertible Notes, Mr. Low, one of the Company’s directors, purchased $90,000 principal amount of the Convertible Notes and Ms. Julia P. Gregory, the Company’s Chief Executive Officer, purchased $25,000 principal amount of the Convertible Notes. The principal amount of the Convertible Notes, and all accrued and unpaid interest thereon, automatically converted into shares of Common Stock upon the closing of the IPO. In conjunction with the issuance of notes, each purchaser received a warrant to purchase 50% of the total number of common shares into which the note purchased by the holder is convertible.

Accounting Analysis

The Company determined that both the warrants and the convertible notes were free standing instruments for accounting purposes. The terms of the warrants included an exercise price “cap” that is analogous to “down round protection” which precludes the Company from classifying the warrants in equity. As such, the warrants are classified as a liability and allocated their full fair value on day one and the residual value is ascribed to the convertible notes. In addition, the warrants will be re-measured at each reporting period and changes in fair value will be recognized in the statement of operations (see Note 3, “Fair Value Measurements”).

The convertible notes include a beneficial conversion option that will be recorded upon the completion of an initial public offering that will be at least equal to the 25% discount to IPO price. In addition, the convertible notes also included embedded derivatives (i.e. penalty provisions) that required bifurcation. The Company aggregated these bifurcated features and reflected the values of these embedded derivatives in the account “embedded derivative liability”. These embedded derivatives will be re-measured at each reporting period and changes in fair value will be recognized in the statement of operations see Note 3, “Fair Value Measurements”).

As of December 31, 2013 and June 30, 2014, the Convertible Notes consisted of the following:

Liability component	December 31, 2013	June 30, 2014
Principal	$11,963,650	$15,000,000
Less: debt discount, net (1)	(2,147,286)	(2,644,723)

Net carrying amount	$9,816,364	$12,355,277

(1)	Includes the estimated fair value of the warrants issued to purchasers of the Convertible Notes and the bifurcated embedded derivative features of the Convertible Notes at the time of issuance. The Company records interest expense on a quarterly basis. The components of interest expense include (i) accrued interest at the stated 8% rate, (ii) the amortization of the debt discount and (iii) the amortization of the deferred issuance costs.

Placement Agent Warrants

Additionally, the Placement Agent received a warrant to purchase 10% of the total number of common shares into which the note purchased by the holder is convertible. The exercise price of the warrant is equal to 110% of the lower of a 25% discount to the IPO price, or $10.50 in the event there is no IPO within six months of the Company’s initial filing. The Company has also classified this warrant as a liability since it also did not meet the requirements to be included in equity. The initial fair value of $270,486 was classified as a debt issuance cost and is being amortized over the term of the notes. The warrant will be re-measured at each reporting period and changes in fair value will be recognized in the statement of operations.

7. Net Loss Per Share of Common Stock

Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding.

The following table sets forth the computation of basic and diluted loss per share for common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net loss applicable to common stockholders	$(3,926,977)	$(8,270,375)	$(8,331,186)	$(13,483,187)
Weighted average shares of common stock outstanding	1,011,997	1,011,997	1,011,544	1,011,997

Net loss per share of common stock—basic and diluted	$(3.88)	$(8.17)	$(8.24)	$(13.32)

The following potentially dilutive securities outstanding at June 30, 2013 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been antidilutive:

	June 30,
	2013	2014
Preferred Stock	4,554,874	4,598,164
Stock options	2,198,543	2,813,997
Warrants	718,322	718,322

	7,471,739	8,130,483

The potential dilutive impact of the Company’s senior convertible notes and related warrants are not included in the table above as the number of shares was not determinable as of the dates presented above and would also have been antidilutive.

8. Capital Structure

Convertible Preferred Stock

Dividends

On May 28, 2014, the Board of Directors declared a dividend to be paid in-kind to the holders of the Company’s Preferred Stock in accordance with the Company’s Fourth Amended and Restated Certificate of Incorporation, whereby each holder of shares of Preferred Stock will be entitled to a number of additional shares of the applicable series of preferred stock equal to the amount of the accrued and unpaid dividend on such holder’s shares (the “Dividend”). The Company will issue 605,645 of Series A Preferred Stock, 1,172,645 shares of Series B Preferred Stock, 1,379,388 shares of Series C Preferred Stock and 2,395 shares of Series C-1 Preferred Stock in payment of the Dividend.

The Company recorded the in-kind dividend payable and associated expense at fair value of the securities to be issued. The Company was able to assess the value of the preferred stock dividends in terms of its common stock to be issued upon conversion of the preferred stock on the closing of its initial public offering. Due to the closing of the initial public offering on August 1, 2014, the Company ultimately issued its common stock in satisfaction of the dividend payable.

Common Stock

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of Common Stock as of December 31, 2013 and June 30, 2014:

	December 31, 2013	June 30, 2014
Conversion of Series A Preferred Stock	628,570	628,570
Conversion of Series B Preferred Stock	1,328,902	1,328,902
Conversion of Series C Preferred Stock	2,597,402	2,597,402
Conversion of Series C-1 Preferred Stock	—	43,290
Options to purchase Common Stock	2,221,652	2,813,997
Warrants to purchase Common Stock	718,322	718,322

	7,494,848	8,130,483

9. Stock Option and Incentive Plans

In July 2008, the Company adopted the 2008 Equity Incentive Plan (the Plan). The Plan allows for the granting of non-qualified stock options, restricted stock, stock appreciation rights and other performance awards to the Company’s employees, members of the board of directors and consultants of the Company. Originally, upon adoption of the plan, the number of shares of Common Stock reserved pursuant to the Plan was 214,285. On December 12, 2011, the Plan was amended to increase the number of shares of Common Stock available under the Plan to 900,000.

On February 26, 2013, the board of directors approved an amended and restated plan (the Amended Plan) to increase the number of shares of Common Stock available under the Amended Plan to 1,571,428 and to reduce the period that exercisable awards remain exercisable upon termination of service from ten years to two years. The board of directors also approved an option exchange offer (the Exchange Offer) for eligible option holders with outstanding options with an exercise price in excess of $3.50 per share. The offering period for the Exchange Offer commenced on March 11, 2013 and expired on April 9, 2013. Participation in the Exchange Offer was voluntary. Options to purchase 647,521 shares of the Company’s Common Stock, held by a total of 26 participants, including 20 employees, were exchanged under the tender offer. The exchanged option grants were granted at an exercise price of $3.50 per share. The Company recorded expense associated with the modification with an immediate charge for the vested portion of option grants exchanged and additional charges as the remaining unvested portions become vested.

On February 24, 2014, the Board of Directors increased the number of shares of Common Stock available under the Company’s Amended and Restated 2008 Equity Incentive Plan to 1,857,142.

On April 29, 2014, the Board of Directors increased the number of shares of Common Stock available under the Company’s Amended and Restated 2008 Equity Incentive Plan to 2,357,142 and approved grants to purchase a total of 559,285 shares of the Company’s Common Stock.

Under the Amended Plan, the exercise price is determined by the board of directors on the date of the grant. Each option is exercisable after the periods specified in the award agreement, which generally does not exceed ten years from the date of the grant. Unless previously terminated by the board of directors, no new awards may be granted under the plan after May 30, 2018, the tenth anniversary of the plan.

The Company recognized compensation expense for share-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the three months ended June 30, 2014, is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2013	2,221,652	$5.32
Granted	673,558	4.27
Exercised	—	—
Forfeited	(81,213)	5.00

Options outstanding at June 30, 2014	2,813,997	5.07

Of the option grants outstanding to purchase 2,813,997 shares of Common Stock, grants to purchase 682,154 shares of Common Stock were issued and outstanding outside the Plan.

The following table summarizes information regarding all stock options outstanding and exercisable at June 30, 2014:

Exercise Price	Options Outstanding Weighted Average Remaining		Options Exercisable Weighted Average Remaining
	Shares Outstanding	Contractual Life in Years	Shares Outstanding	Contractual Life in Years
$3.50	1,435,831	7.69	1,256,038	7.60
$4.27	666,415	9.73	189,805	9.50
$6.02	35,714	9.47	35,714	9.47
$9.03	641,067	6.41	598,121	6.42
$11.55	34,970	5.91	30,684	6.36

	2,813,997		2,110,362

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the six months ended June 30, 2013 and 2014 was $3.50 and $4.27, respectively. Total stock compensation expense recognized amounted to $569,375, $226,337, $814,920 and $381,176 for the three and six months ended June 30, 2013 and 2014, respectively. As of June 30, 2014, the total remaining unrecognized compensation cost related to unvested stock options was $1,682,985 which will be recognized over a weighted average period of approximately 2.62 years. The following assumptions used to compute the fair value of stock option grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Risk free interest rate	1.20%	2.02%	1.18%	1.99%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.31	5.75	6.29	5.75
Expected volatility	73.2%	77.7%	73.2%	77.0%

Expected volatility—The Company estimated the expected volatility based on an average of the volatility of similar companies with publicly-traded equity securities. The companies were selected based on their enterprise value, risk profiles, position within the industry, and with historical information sufficient to meet the expected term of the associated award.

Expected term—The Company based expected term on the midpoint of the vesting period and the contractual term of each respective option grant.

Risk-free interest rate—The Company estimated the risk-free interest rate in reference to yield on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award.

Expected dividend yield—The Company estimated the expected dividend yield based on consideration of its historical dividend experience and future dividend expectations. The Company has not historically declared or paid dividends to stockholders. Moreover, it does not intend to pay dividends in the future, but instead expects to retain any earnings to invest in the continued growth.

10. Retention Bonus Plan

On February 24, 2014, the Company adopted the ContraFect Corporation Retention Bonus Plan (the “Retention Plan”). Under the Retention Plan, participants will vest in and become eligible to receive awards equal to a fixed dollar amount (the “Award Amount”), upon the earliest to occur of any of the following events: (i) the IPO; (ii) a Change of Control (as defined in the Retention Plan); (iii) May 31, 2015; and (iv) a participant’s termination of employment due to death or Disability (as defined in the Retention Plan) (each such event, a “Payment Event”). In the event of an IPO or Change in Control, participants who are then employed by the Company shall be eligible to receive a payment in an amount equal to 1.82 times each participant’s Award Amount. For an IPO Payment Event, the Company intends to pay each participant’s Award Amount in shares of common stock, with a lump sum cash payment in respect of any fractional shares. For a Change of Control Payment Event, the Company intends to pay each participant’s Award Amount in the same form of consideration that the holders of common shares receive in the transaction. The Company intends to pay Award Amounts that vest upon an eligible termination or May 31, 2015 in a lump sum cash payment.

As of June 30, 2014, Award Amounts totaling $532,700 had been granted under the Retention Plan. The Company will recognize expense associated with the vesting of the grants once a vesting date is deemed probable to occur. As of June 30, 2014, the Company determined that vesting of the grants was not probable, as an initial public offering cannot be considered probable until completed, and therefore has not recognized any expense in the three month period ended June 30, 2014.

11. Significant Agreements

Employment Agreements

Julia P. Gregory

On April 29, 2014, the Company entered into an employment agreement with Julia Gregory, the Company’s current Chief Executive Officer, for a period of one year beginning on April 1, 2014 (the “CEO Agreement”). The CEO Agreement will automatically renew for an additional one-year term unless the Company or Ms. Gregory elect to terminate the CEO Agreement at the expiration of the initial one-year term. During the term of the CEO Agreement, Ms. Gregory will be paid an annual base salary of $475,000, retroactive to January 1, 2014, and will be eligible to earn an annual performance bonus in an amount up to $237,500 for each calendar year. In connection with the execution of the CEO Agreement, Ms. Gregory was granted a stock option covering 342,857 shares, which vest in equal quarterly installments over a period of three years. In the event that Ms. Gregory ceases to serve as Chief Executive Officer but remains employed by the Company in another capacity, she will forfeit any unvested portion of the options granted to her in connection with the execution of the CEO Agreement. Ms. Gregory is eligible to earn a bonus of $100,000 with which she may purchase fully-vested shares of common stock in the event that the Company raises $20,000,000 in cash or investments during calendar year 2014. Ms. Gregory was also appointed to the Board of Directors.

In the event that Ms. Gregory is terminated without cause or resigns for good reason, she is eligible to receive severance consisting of: (i) 18 months of base salary continuation and payment of an annual bonus, the amounts of which vary based upon the time and form of termination; (ii) 18 months of deemed vesting acceleration for outstanding options granted to Ms. Gregory during the period she was serving as the Chief Financial Officer; (iii) with respect to the options granted to Ms. Gregory in connection with the execution of the CEO Agreement, accelerated vesting of such portion of the option that would become vested through June 30 of the year following the year in which the termination occurs; and (iv) 12 months of COBRA coverage for Ms. Gregory and her eligible dependents.

For a termination without cause or resignation for good reason that occurs on or following April 1, 2015, Ms. Gregory’s base salary will be continued for 18 months at the rate of $475,000 and she will be eligible to receive an annual bonus in an amount up to $237,500. For a termination without cause or a resignation for good reason that occurs prior to April 1, 2015, Ms. Gregory’s base salary will be continued at the rate of $475,000 from the date of termination through June 30, 2015, and at a rate of $424,000 for the remainder of the 18-month severance period. In addition, Ms. Gregory will be eligible to receive an annual bonus of up to $237,500 or, solely in the event that Ms. Gregory resigns for good reason due to the Company’s election not to renew the CEO Agreement at the expiration of the initial one-year term, a bonus of no less than $118,750 and up to $237,500. Any severance payments due to Ms. Gregory are subject to her executing and not revoking a release of claims.

Ms. Gregory is subject to non-competition and non-solicitation provisions during the term and for one year following any termination of employment.

Trellis Biosciences, LLC

On January 29, 2014, the Company entered into a license agreement with Trellis Biosciences, LLC (“Trellis”) that gives it exclusive rights to all Trellis mAbs in the field of influenza discovered from the Trellis CellSpot platform. Particularly, the license provides the Company with three fully human mAbs that bind, neutralize and protect animals from all strains of H1, H3 and B influenza, and that will also cross bind, neutralize and protect animals from all other seasonal or pandemic influenza strains that may arise (including H5N1 and H7N9). To date, the Company has selected its lead mAbs for the H1 and H3 influenzas, and is evaluating multiple lead candidates that have anti-B activity.

In consideration for the license, the Company paid Trellis $200,000 and issued 151,515 shares of Series C-1 preferred stock, contractually valued at $500,000. An additional $500,000 in shares of Series C-1 preferred stock or in shares of the Company’s common stock, valued at the ten-day volume-weighted average price per share for the ten days prior to such issuance, will be issued on the six month anniversary of the agreement. The Company has recorded a liability for the full $500,000 value of the shares to be issued to Trellis. The Company will also be required to pay Trellis up to $1.3 million upon the achievement of specified development and regulatory milestones and make additional payments upon the achievement of future sales and a royalty of 4% of future net sales from products. The Company is allowed to grant sublicenses to third parties.

The license agreement terminates upon the earlier of (i) the Company’s decision to terminate the agreement at will or for safety reasons, (ii) material breach by either party that is not cured within ninety (90) days, or (iii) either party’s insolvency.

MorphoSys AG

In June 2014, the Company and MorphoSys AG agreed to terminate their license agreement effective as of August 15, 2014 and resolve all outstanding claims thereunder.

12. Subsequent events

On July 25, 2014, Maxim Group, LLC (“Maxim”) forfeited the warrants it received from the Company in relation to the placement of its Convertible Notes. The Company is currently evaluating the accounting for this modification, however, the Company does not expect the modification will have a significant impact on its balance sheet.

On August 1, 2014, the Company consummated the initial public offering of its units (the “IPO”), which each consist of one share of common stock, one Class A warrant to purchase one share of common stock and one Class B warrant to purchase one-half share of common stock (the “Units”), pursuant to an underwriting agreement with Maxim dated July 28, 2014 (the “Underwriting Agreement”). Pursuant to the terms and conditions of the Underwriting Agreement, the Company agreed to sell to the Representative an aggregate of 6,000,000 Units at a price of $6.00 per Unit, less underwriting discounts and commissions and the underwriter’s expenses. In addition, the Representative was granted an option to purchase up to an additional 900,000 Units on the same terms and conditions in the Underwriting Agreement to cover over-allotments, if any, and a warrant to purchase up to 180,000 shares of the Company’s common stock (or up to 207,000 shares of common stock in the case of exercise of the over-allotment option).

Upon the closing of, and based on the final terms thereof, the Company’s initial public offering, all outstanding shares of the Company’s preferred stock, including the in-kind dividend payable, were automatically converted into 6,861,968 shares of its common stock and all of the Company’s outstanding Convertible Notes, together with the accrued and unpaid interest thereon, were automatically converted into 5,109,988 shares of its common stock.

On August 11, 2014, the Company made the €1,000,000 payment to MorphoSys AG pursuant to the agreed upon settlement.

On August 27, 2014, Maxim exercised its over-allotment option pursuant to the Underwriting Agreement with respect to 880,333 additional Units of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition in conjunction with the information set forth in our financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Registration Statement on Form S-1 filed by us with the Securities and Exchange Commission, or SEC, on July 25, 2014.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

All such forward-looking statements involve significant risks and uncertainties, including, but not limited to, statements regarding:

•	our research and development, marketing and sales programs (including statements about the regulatory status of our lead product candidate CF-301, which is currently on clinical hold by the FDA);

•	our ability to advance into and through clinical development and ultimately obtain FDA approval for our product candidates;

•	our expectations regarding the commercial market for our product candidates;

•	the effect of competition and proprietary rights of third parties;

•	the availability of additional financing;

•	the effects of existing and future federal, state and foreign regulations;

•	the seeking of joint development, licensing or distribution and collaboration and marketing arrangements with third parties; and

•	the period of time for which the proceeds of this offering will enable us to fund our operations.

As more fully described under the heading “Risk Factors” contained in our Registration Statement on Form S-1 filed by us with the SEC on July 25, 2014, many important factors affect our ability to achieve our stated objectives and to develop and commercialize any product candidates, including, among other things, our ability to:

•	obtain substantial additional funds;

•	obtain and maintain all necessary patents or licenses;

•	demonstrate the safety and efficacy of product candidates at each stage of development;

•	meet applicable regulatory standards and receive required regulatory approvals;

•	meet obligations and required milestones under agreements;

•	retain key executives and to attract, retain and motivate qualified personnel;

•	be capable of manufacturing and distributing products in commercial quantities at reasonable costs; and

•	compete against other products and to market our products in a profitable manner.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks and uncertainties set forth in our filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Overview

We are a biotechnology company focused on discovering and developing therapeutic protein and antibody products for life-threatening, drug-resistant infectious diseases, particularly those treated in hospital settings. Due to drug-resistant and newly emerging pathogens, hospital acquired infections are currently the fourth leading cause of death in the United States, following heart disease, cancer and stroke. We intend to address drug-resistant infections using our therapeutic product candidates from our lysin and monoclonal antibody platforms to target conserved regions of either bacteria or viruses. Lysins are enzymes that are produced in the life cycle stage of a bacteriophage, a virus that infects and kills bacteria. Lysins can digest bacterial cell walls and are fundamentally different than antibiotics because they kill bacteria immediately upon contact. We believe the properties of our lysins make them suitable for the treatment of antibiotic-resistant organisms that can cause serious infections such as Staph aureus bacteremia, pneumonia and osteomyelitis, and the treatment of biofilm-related indications for infected prosthetic joints, indwelling devices and catheters. In addition to our lysins, we are exploring therapies using mAbs that block and disarm virulence factors of bacteria and viruses, rendering them vulnerable to the body’s natural immune response. Our product candidates have not yet entered clinical trials. Our most advanced product candidates are CF-301, a lysin for the treatment of Staph aureus bacteremia, and CF-404, a combination of mAbs for the treatment of life-threatening seasonal and pandemic varieties of influenza.

We have not generated any revenues and, to date, have funded our operations primarily through sales of common stock and convertible preferred stock and issuances of convertible debt to our investors. From inception through June 30, 2014, we have received proceeds of $0.2 million from the sale of common stock, $44.2 million from the sale of convertible preferred stock and $15.0 million from the issuance of our Convertible Notes due 2015. In August 2014, we completed our initial public offering, raising net proceeds of $35.0 million, net of underwriting discount, commissions and offering expenses.

We have never generated revenue or been profitable and, from inception through June 30, 2014, our net losses from operations have been $71.3 million. Our net loss from operations was $19.3 million, $23.6 million and $9.0 million for the years ended December 31, 2012 and 2013 and the six months ended June 30, 2014, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through pre-clinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Additionally, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity, equity-linked or debt financings, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We have not generated any revenue to date. In the future, we may generate revenue from product sales. In addition, to the extent we enter into licensing or collaboration arrangements, we may have additional sources of revenue. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the amount and timing of payments that we may recognize upon the sale of our products, to the extent that any products are successfully commercialized, and the amount and timing of fees, reimbursements, milestone and other payments received under any future licensing or collaboration arrangements. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

Research and development expenses consist of costs associated with our research activities and the development of CF-301 and CF-404. Our research and development expenses consist of:

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;

•	external research and development expenses incurred under arrangements with third parties such as contract research organizations, or CROs, contract manufacturers, consultants and academic institutions; and

•	facilities and laboratory and other supplies.

We expense research and development costs to operations as incurred. We account for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received, rather than when the payment is made.

To date, a large portion of our research and development work has related to the establishment of both our lysin and antibody platform technologies, the advancement of our research projects to discovery of clinical candidates and testing to support our IND application for CF-301. In the future, we intend to continue using our employee and infrastructure resources across multiple development as well as research projects. In the three and six month periods ended June 30, 2014, we recorded approximately $1.5 million and $4.2 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees, by project, including CF-301, as shown below.

The following table summarizes our research and development expenses by category for the three and six month periods ended June 30, 2013 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Personnel related	$796,959	$660,982	$1,661,528	$1,357,576
Product development	339,682	141,168	671,408	348,591
Laboratory costs	440,687	370,837	1,042,626	688,654
External research and licensing costs	323,780	83,386	616,567	1,397,759
Professional fees	139,089	215,398	353,804	322,927
Share-based compensation	117,852	44,429	146,774	84,032

	$2,158,049	$1,516,200	$4,492,708	$4,181,539

The following table summarizes our research and development expenses by program for the three and six month periods ended June 30, 2013 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
CF-301	$410,382	$239,656	$906,612	$459,126
CF-404	—	—	—	1,200,000
Other research and development	832,855	571,133	1,797,794	1,080,805
Personnel related and share-based compensation	914,812	705,411	1,808,302	1,441,608

	$2,158,049	$1,516,200	$4,492,708	$4,181,539

We anticipate that our research and development expenses will increase substantially in connection with the commencement of clinical trials for our product candidates. However, the successful development of future product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our research and development activities;

•	clinical trial results;

•	the terms and timing of regulatory approvals;

•	our ability to market, commercialize and achieve market acceptance for our product candidates in the future; and

•	the expense, filing, prosecuting, defending and enforcing of patent claims and other intellectual property rights.

A change in the outcome of any of these variables with respect to the development of CF-301 or any other product candidate that we may develop could mean a significant change in the costs and timing associated with the development of CF-301 or such product candidate. For example, if the FDA or other regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of CF-301 or if we experience significant delays in enrollment in any clinical trials of CF-301, we could be required to expend significant additional financial resources and time on the completion of the clinical development of CF-301.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation expense, in our executive, finance and business development functions. Other general and administrative expenses include facility costs, insurance expenses and professional fees for legal, consulting and accounting services.

We anticipate that our general and administrative expenses will increase in future periods to support increases in our research and development activities and as a result of increased headcount, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of cash and non-cash interest costs, including the accretion of the carrying value of our Convertible Notes due 2015 to face value and the estimated value of equity linked securities issued in conjunction with the issuance of these notes, related to our outstanding debt. We capitalize costs incurred in connection with the issuance of debt. We amortize these costs over the life of our debt agreements as interest expense in our statement of operations.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on our limited historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies from the information provided in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Registration Statement on Form S-1 filed by us with the SEC on July 25, 2014.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Operating expenses:
Research and development	$2,158,049	$1,516,200	$4,492,708	$4,181,529
General and administrative	$1,744,972	$1,164,238	$3,783,777	$3,286,863
Other income (expense)	$(23,956)	$(1,121,485)	$(54,701)	$(1,546,333)

Comparison of three months ended June 30, 2014 and 2013

Research and Development Expenses

Research and development expense was $1.5 million for the three months ended June 30, 2014, compared with $2.2 million for the three months ended June 30, 2013, a decrease of $0.7 million. This decrease was primarily attributable to a $0.3 million decrease in our research headcount and related salaries, benefits and laboratory support costs, a $0.2 million decrease in costs associated with the MorphoSys antibody library, as we no longer incurred expenses related to the MorphoSys agreement, and a $0.2 million decrease in spending associated with our lead product, CF-301, for which we intend to obtain regulatory approval to initiate clinical trials and have the clinical hold removed.

General and Administrative Expenses

General and administrative expense was $1.2 million for the three months ended June 30, 2014, compared with $1.7 million for the three months ended June 30, 2013, a decrease of $0.5 million. This decrease was primarily attributable to a $0.3 million decrease in stock based compensation, as the prior period contained charges related to the Exchange Offer, and a $0.1 million decrease in our administrative headcount and related salaries and benefits.

Other income (expense)

Other expense was $1.1 million for the three months ended June 30, 2014 compared with less than $0.1 million for the three months ended June 30, 2013, an increase of $1.0 million. This increase was due primarily to the non-cash interest charges of $0.5 million associated with our Convertible Notes due 2015 and the change in fair value measurement of $0.7 million of our warrant and embedded derivative liabilities. These increases were partially by the receipt of $0.1 million in refundable state tax credits.

Comparison of the six months ended June 30, 2014 and 2013

Research and Development Expenses

Research and development expense was $4.2 million for the six months ended June 30, 2014, compared with $4.5 million for the six months ended June 30, 2013, a decrease of $0.3 million. This decrease was primarily attributable to a $0.7 million decrease in our research headcount and related salaries, benefits and laboratory support costs, a $0.4 million decrease in cost associated with the MorphoSys antibody library, as we no longer incurred expenses related to the MorphoSys agreement after March 31, 2014, and a $0.3 million decrease in spending associated with our lead product, CF-301. These decreases were partially offset by the $1.2 million expense associated with the Trellis license, of which $1.0 million was non-cash expense incurred for the issuance of our preferred stock and other costs in obtaining the license.

General and Administrative Expenses

General and administrative expense was $3.3 million for the six months ended June 30, 2014, compared with $3.8 million for the six months ended June 30, 2013, a decrease of $0.5 million. This decrease was primarily attributable to a $0.8 million decrease in our administrative headcount and related salaries and benefits and a $0.4 million decrease in stock based compensation. These decreases were partially offset by the $0.8 million of expenses associated with the termination of the MorphoSys agreement that was recorded as a general and administrative expense because it was a result of the settlement of arbitration proceedings.

Other income (expense)

Other expense was $1.5 million for the six months ended June 30, 2014, compared with $0.1 million for the six months ended June 30, 2013, an increase of $1.4 million. This increase was due primarily to the non-cash interest charges of $1.3 million associated with our Convertible Notes due 2015 and the change in fair value measurement of $0.6 million of our warrant and embedded derivative liabilities. These increases were partially offset by the receipt of $0.4 million in refundable state tax credits.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through proceeds from sales of common stock and convertible preferred stock and issuances of convertible debt. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

From inception through June 30, 2014, we have received gross proceeds of $0.2 million from the sale of common stock, $44.2 million from the sale of convertible preferred stock and $15.0 million from the issuance of our Convertible Notes due 2015. In August 2014, we completed our initial public offering, raising net proceeds of $35.0 million, net of underwriting discount, commissions and offering expenses.

As of June 30, 2014, our cash and cash equivalents totaled $2.2 million. We primarily invest our cash and cash equivalents in commercial savings accounts. We believe that our existing cash and cash equivalents, together with the net proceeds from our initial public offering, will be sufficient to fund our operations and our capital expenditures for at least the next 12 months. The following table summarizes our cash flow activity for each of the periods set forth below:

	Six Months Ended June 30,
	2013	2014
Net cash used in operating activities	$(6,700,835)	$(4,938,099)
Net cash provided by investing activities	$140,209	$—
Net cash provided by financing activities	$8,336,260	$2,986,650

Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and favorable changes in the components of working capital. Net cash used in operating activities decreased in the six month period ended June 30, 2014, as compared to the same period in 2013, due to the decrease in overall headcount and the related salaries, benefits and, in the case of research employees, laboratory support costs and a decrease in costs associated with the development of our lead product candidate, CF-301. We capitalized deferred financing costs of $0.9 million in the six months ended June 30, 2014, resulting in an equivalent increase in both other assets and accrued liabilities that have been offset in our presentation of the cash flows from operating activities for the six months ended June 30, 2014. These costs will be netted against the proceeds of our initial public offering and included in our presentation of the cash flows from financing activities for the period ended September 30, 2014.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2014 and 2013 primarily resulted from the issuance of an aggregate of $13.0 million of our Convertible Notes due 2015, less $1.2 million of issuance costs and $0.5 million for the repayment of debt in the six months ended June 30, 2013.

Convertible Notes due 2015

From June 18, 2013 through June 20, 2014, we issued approximately $15.0 million aggregate principal amount of our 8.00% Convertible Notes due May 31, 2015 (the “Convertible Notes due 2015”). The principal amount of the Convertible Notes due 2015 and all accrued and unpaid interest thereon was automatically converted into shares of our common stock upon the closing of our initial public offering. Purchasers of the Convertible Notes due 2015 also received warrants to purchase 65% of the total number of common shares into which the note purchased by the holder was converted. In connection with the closing of our initial public offering, the placement agent forfeited the warrant it received in connection with the issuance of the Convertible Notes due 2015.

Funding Requirements

All of our product candidates are still in pre-clinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue the ongoing pre-clinical studies, and initiate the planned clinical trials, of our product candidates;

•	continue the research and development of our other product candidates and our platform technology;

•	seek to identify additional product candidates;

•	acquire or in-license other products and technologies;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish, either on our own or with strategic partners, a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	maintain, leverage and expand our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

We believe that the net proceeds from our initial public offering and our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

•	the progress and results of the clinical trials of our lead product candidates;

•	the scope, progress, results and costs of compound discovery, pre-clinical development, laboratory testing and clinical trials for our other product candidates;

•	the extent to which we acquire or in-license other products and technologies;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•	our ability to establish any future collaboration arrangements on favorable terms, if at all.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We will also incur costs as a public company that we have not previously incurred, including, but not limited to, costs and expenses for increased personnel costs, increased directors fees, increased directors and officers insurance premiums, audit and legal fees, investor relations and external communications fees, expenses for compliance with the Sarbanes-Oxley Act and rules implemented by the SEC and NASDAQ and various other costs.

Effects of Inflation

We do not believe that inflation or changing prices had a significant impact on our results of operations for any periods presented herein.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we are currently not party to, any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the period covered by this Quarterly Report on Form 10-Q materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings at this time. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A. However, we have disclosed under the heading “Risk Factors” in our prospectus dated July 28, 2014, filed with the SEC on July 29, 2014 pursuant to Rule 424(b)(1) under the Securities Act (the “IPO Prospectus”), the risk factors which materially affect our business, financial condition or operating results. There have been no material changes from the risk factors previously disclosed in the prospectus. You should carefully consider the risk factors set forth in the prospectus and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. If any of the risks discussed in this prospectus occur, our business, prospects, liquidity, financial condition and operating results could be materially and adversely affected. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In June 2014, we issued and sold an aggregate of $1,881,350 of our Convertible Notes at 100% of face value in a Section 4(2) private placement exempt from registration under the Securities Act. Mr. Low, one of our directors, purchased $90,000 principal amount of our 2015 Notes. Additionally, Alpha Spring Limited, for which Mr. Zan, one of our directors, is the sole director, purchased $831,350 principal amount of our 2015 Notes. The Convertible Notes, and all amount payable thereunder and the related warrants, were automatically converted into common stock of the Company upon consummation of the IPO pursuant to the terms disclosed in the IPO Prospectus.

Use of Proceeds from Registered Securities

Pursuant to the Registration Statement on Form S-1 (File No. 333-195378), as amended, that was declared effective by the SEC on July 28, 2014, we registered the Units to be sold in the IPO (including 900,000 Units with respect to an over-allotment option granted by us to the underwriters in the Offering).

We sold a total of 6,000,000 units in the IPO at an initial public offering price per unit of $6.00 for gross proceeds of $36,000,000, and the underwriter of the IPO exercised its over-allotment option on August 27, 2014 for another 880,333 Units for additional gross proceeds of $5,281,998. The net proceeds of the IPO, before offering expenses, to the Company were approximately $37.6 million, determined as follows:

Total
Initial public offering price	$41,281,998
Underwriting discounts and commissions	$2,889,740
Corporate finance fee	$825,640
Proceeds, before offering expenses, to us	$37,566,618

We will use the net proceeds from this offering, together with our existing cash and cash equivalents, as follows to fund the costs of pre-clinical and early stage clinical development of CF-301, to advance CF-404 in pre-clinical development, to build our product platform and advance other research programs from our lysin portfolio, and for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-195378) filed with the SEC on July 25, 2014)

3.2	By-laws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-195378) filed with the SEC on July 3, 2014)

31.1	Certification of the Company’s Principal Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended June 30, 2014

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended June 30, 2014

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContraFect Corporation

Date: September 11, 2014	By:	/s/ Julia P. Gregory
Julia P. Gregory
Chief Executive Officer

Date: September 11, 2014	By:	/s/ Michael Messinger
Michael Messinger
Chief Accounting Officer