Form 10-Q
period 2015-03-31
CONTRAFECT Corp
filed 2015-05-14
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s Common Stock outstanding as of May 11, 2015 was 20,320,728.

CONTRAFECT CORPORATION

CONTRAFECT CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTRAFECT CORPORATION

Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$12,354,668	$25,722,453
Marketable securities	10,526,228	1,670,606
Prepaid expenses and other current assets	271,726	368,787

Total current assets	23,152,622	27,761,846
Property and equipment, net	2,013,819	2,148,155
Other assets	143,621	143,621

Total assets	$25,310,062	$30,053,622

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$951,327	$481,626
Accrued liabilities	1,750,105	2,711,207
Deferred rent	981,104	966,278

Total current liabilities	3,682,536	4,159,111
Warrant liabilities	525,059	313,004

Total liabilities	4,207,595	4,472,115
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 20,229,141 and 20,217,263 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2,022	2,021
Additional paid-in capital	118,458,988	118,038,560
Accumulated other comprehensive loss	(48,333)	(627)
Accumulated deficit	(97,310,210)	(92,458,447)

Total stockholders’ equity	21,102,467	25,581,507

Total liabilities and stockholders’ equity	$25,310,062	$30,053,622

See accompanying notes.

CONTRAFECT CORPORATION

Unaudited Statements of Operations

	Three Months Ended March 31,
	2015	2014
Operating expenses:
Research and development	$2,422,106	$2,665,339
General and administrative	2,272,970	2,122,625

Total operating expenses	4,695,076	4,787,964

Loss from operations	(4,695,076)	(4,787,964)
Other income (expense):
Interest income (expense), net	55,368	(827,995)
Refundable state tax credits	—	328,516
Change in fair value of warrant and embedded derivative liabilities	(212,055)	74,631

Total other income (expense)	(156,687)	(424,848)

Net loss	(4,851,763)	(5,212,812)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.24)	$(5.15)

Basic and diluted weighted average shares outstanding	20,221,463	1,011,997

See accompanying notes.

CONTRAFECT CORPORATION

Unaudited Statements of Comprehensive Loss

	Three Months Ended March 31,
	2015	2014
Net loss	$(4,851,763)	$(5,212,812)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(47,706)	—

Comprehensive loss	$(4,899,469)	$(5,212,812)

See accompanying notes.

CONTRAFECT CORPORATION

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(4,851,763)	$(5,212,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	134,336	139,628
Stock-based compensation expense	420,029	154,839
Issuance of preferred stock and other costs in exchange for licensed technology	—	1,000,000
Amortization of debt issuance costs	—	207,679
Amortization of debt discount	—	374,527
Change in fair value of warrant and embedded derivative liabilities	212,055	(74,631)
Increase in deferred rent	14,826	13,112
Other non-cash items	(28,977)	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	97,061	(6,549)
(Decrease) increase in accounts payable and accrued liabilities	(491,406)	641,472

Net cash used in operating activities	(4,493,839)	(2,762,735)

Cash flows from investing activities
Purchases of marketable securities	(9,374,346)	—
Proceeds from maturities of marketable securities	500,000	—

Net cash used in investing activities	(8,874,346)	—

Cash flows from financing activities
Proceeds from issuance of convertible notes	—	1,155,000
Proceeds from exercise of warrants	400	—

Net cash provided by financing activities	400	1,155,000

Net decrease in cash and cash equivalents	(13,367,785)	(1,607,735)
Cash and cash equivalents at beginning of period	25,722,453	4,145,270

Cash and cash equivalents at end of period	$12,354,668	$2,537,535

See accompanying notes.

ContraFect Corporation

Notes to Unaudited Financial Statements

March 31, 2015

1. Organization and Description of Business

Organization and Business

ContraFect Corporation (the “Company”) is a clinical-stage biotechnology company focused on protein and antibody therapeutic products for life-threatening infectious diseases, particularly those treated in hospital-based settings. The Company intends to address multi-drug resistant infections using its therapeutic product candidates from its lysin and monoclonal antibody platforms to target conserved regions of either bacteria or viruses. The Company’s most advanced product candidates are CF-301, a lysin for the treatment of Staph aureus bacteremia, and CF-404, a combination of mAbs for the treatment of life-threatening seasonal and pandemic varieties of influenza.

The Company has incurred losses from operations since inception as a research and development organization and has relied on its ability to fund its operations through public and private debt and equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future as it enters clinical trials. Transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability and will continue to need to raise additional capital to fund near-term operations. Management intends to fund future operations through additional public or private equity financings, and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances that such financing will be available to the Company on satisfactory terms, or at all. In August 2014, the Company completed its initial public offering of 6,000,000 units and closed on the underwriter’s over-allotment option for 880,333 units (the “IPO”), raising total net proceeds of $35.0 million, net of underwriting discount, commissions and offering expenses. The significant increase in common stock outstanding in August 2014 will impact the period to period comparability of the Company’s net loss per share calculations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2014 balance sheet was derived from the Company’s audited financial statements. The Company’s audited financial statements as of and for the year ended December 31, 2014, including all related disclosures and the complete listing of significant accounting policies as described in Note 2 thereof, are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 26, 2015.

In the opinion of management, the unaudited financial information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts payable, accrued liabilities and warrant liabilities. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The fair value of the Company’s warrant liabilities are based upon unobservable inputs, as described further below.

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

The Company had no liabilities classified as Level 1 or Level 2. The carrying amounts reported in the accompanying financial statements for accounts payable and accrued expenses approximate their respective fair values due to their short-term maturities. The fair value of the warrant and embedded derivative liabilities are discussed in Note 4, “Fair Value Measurements.”

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

The fair value of options is calculated using the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant based on key assumptions such as stock price, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on historical data, peer company data and judgment regarding future trends and factors. Prior to being a public company, the Company utilized significant estimates and assumptions in determining the fair value of its common stock.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the dilutive net loss per share calculation, stock options and warrant are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive given the Company’s net loss; therefore, basic and diluted net loss per share were the same for all periods presented.

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

3. Marketable Securities

Marketable securities at March 31, 2015 and December 31, 2014 consisted of investments in short-term corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit) and a component of total comprehensive loss in the statements of comprehensive loss, until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the three months ended March 31, 2015.

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

Marketable securities at March 31, 2015 consist of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$10,574,561	$—	$(48,333)	$10,526,228

Marketable securities at December 31, 2014 consisted of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$1,671,233	$159	$ (786)	$1,670,606

At March 31, 2015 and December 31, 2014, the Company held only current investments. Investments classified as current have maturities of less than one year. Investments that would be classified as non-current are those that have maturities of greater than one year and management does not intend to liquidate within the next twelve months.

At March 31, 2015 and December 31, 2014, the Company held 22 and three debt securities, respectively, that individually and in total were in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2015 and December 31, 2014 was $10,526,228 and $1,222,291, respectively. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of March 31, 2015 and December 31, 2014.

4. Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	Fair Value Measurement as of March 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$11,942,431	$—	$—
Marketable securities	10,526,228	—	—
Warrant liability	—	—	525,059

Total	$22,468,659	$—	$525,059

	Fair Value Measurement as of December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$25,628,918	$—	$—
Marketable securities	1,670,606	—	—
Warrant liability	—	—	313,004

Total	$27,299,524	$—	$313,004

The Company issued a warrant to the underwriter of its IPO, classified it as a liability and considers it as a Level 3 financial instrument (see also Note 8, “Capital Structure”). The warrant will be re-measured at each subsequent reporting period and changes in fair value will be recognized in the statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	As of March 31, 2015	As of December 31, 2014
Expected volatility	74.1%	74.8%
Remaining contractual term (in years)	4.42	4.67
Risk-free interest rate	1.37%	1.65%
Expected dividend yield	—%	—%

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014:

Warrant liabilities (1)

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$313,004	$3,088,017
Issuances of convertible notes	—	254,259
Increase in fair value (2)	212,055	920,848

Balance at end of period	$525,059	$4,263,124

Embedded derivatives liabilities (1)

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$—	$2,680,780
Issuances of convertible notes	—	258,802
Decrease in fair value (2)	—	(995,479)

Balance at end of period	$—	$1,944,103

(1)	Prior to the closing of the Company’s IPO on August 1, 2014, the Company considered its convertible note related warrant liabilities and embedded derivatives liabilities as Level 3 financial instruments. The Company determined the fair value of these liabilities immediately prior to the Company’s IPO and then reclassified the balances to additional paid-in capital on the closing of the IPO.
(2)	The change in the fair values of the warrant and embedded derivatives liabilities are recorded in other expenses in the statement of operations.

5. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2015	December 31, 2014
Accrued compensation costs	$851,296	$1,865,778
Accrued professional fees	543,094	286,443
Accrued research and development fees	177,197	202,183
Accrued licensing fees	—	200,000
Other	178,518	156,803

	$1,750,105	$2,711,207

6. Senior Convertible Notes

The Company issued approximately $15.0 million in aggregate principal amount of its 8.00% Convertible Notes due May 31, 2015 (the “Convertible Notes”) from June 2013 through June 2014. On August 1, 2014, in conjunction with the closing of the Company’s IPO, the principal amount of the Convertible Notes, and all accrued and unpaid interest thereon, automatically converted into 5,109,988 shares of common stock. Upon the closing of the offering, the Company accelerated the amortization of the remaining debt discount balance to interest expense.

7. Net Loss Per Share of Common Stock

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding.

The following table sets forth the computation of basic and diluted net loss per share for common stockholders:

	Three Months Ended March 31,
	2015	2014
Net loss	$(4,851,763)	$(5,212,812)
Weighted average shares of common stock outstanding	20,221,463	1,011,997

Net loss per share of common stock—basic and diluted	$(0.24)	$(5.15)

The following potentially dilutive securities outstanding at March 31, 2015 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive given the Company’s net loss:

	March 31,
	2015	2014
Preferred stock	—	4,598,164
Stock options	3,791,577	2,296,148
Class A Warrants	6,880,333	—
Class B Warrants	3,440,066	—
Warrants (1)	4,256,862	718,322

	18,368,838	7,612,634

(1) The potential dilutive impact of the Company’s Convertible Notes and related warrants are not included as of March 31, 2014 as the number of shares was not determinable at that time and would also have been anti-dilutive given the Company’s net loss. On the closing of the Company’s IPO on August 1, 2014, the Company determined the total number of shares of the Company’s common stock underlying the warrants held by purchasers of the Convertible Notes to be 3,321,416 at an exercise price of $3.00 per share.

8. Capital Structure

Common Stock

As of March 31, 2015, the Company was authorized to issue 100,000,000 shares of common stock at $0.0001 par value per share.

Initial Public Offering

On August 1, 2014, the Company closed an initial public offering of its units (the “IPO”). Each unit consisted of one share of common stock, one Class A Warrant to purchase one share of common stock at an exercise price of $4.80 per share and one Class B Warrant to purchase one-half share of common stock at an exercise price of $4.00 per full share (the “Units”). The closing of the IPO resulted in the sale of an aggregate of 6,880,333 Units at a public offering price of $6.00 per Unit, less underwriting discounts and commissions and the underwriter’s expenses, including 880,333 Units issued upon the exercise by the underwriters of their option to purchase additional Units at the public offering price to cover over-allotments. The Company received net proceeds from the IPO of $35.0 million, after deducting underwriting discounts, commissions, and expenses payable by the Company. The common stock and accompanying Class A and Class B warrants have been classified to stockholders’ equity (deficit) in the Company’s balance sheet.

In July 2014, the stockholders approved an amended certificate of incorporation that became effectively immediately upon the closing of the Company’s IPO. The approved certificate increased the number of authorized shares of common stock to 100,000,000 shares.

Underwriter’s Warrant

Maxim, the underwriter in the IPO, received a warrant to purchase 3% of the total number of shares of common stock sold in the IPO, including those shares sold upon the exercise of the over-allotment option, for a total of 206,410 shares of common stock underlying the underwriter’s warrant. The warrant is exercisable at an exercise price of $7.50 per share beginning 180 days after the effective date of the Company’s registration statement and expiring on August 27, 2019. The Company classified this warrant as a liability since it did not meet the requirements to be included in equity. The fair value of the warrant will be re-measured at each reporting period and changes in fair value will be recognized in the statement of operations.

Voting

The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings.

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of March 31, 2015, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Options to purchase common stock	3,791,577	3,089,327
Class A Warrants to purchase common stock	6,880,333	6,880,333
Class B Warrants to purchase common stock	3,440,066	3,440,166
Warrants to purchase common stock	4,256,862	4,256,862

	18,368,838	17,666,688

Convertible Preferred Stock

On August 1, 2014, in conjunction with the closing of the Company’s IPO, all outstanding shares of the Company’s preferred stock, including the in-kind dividend payable, were automatically converted into 6,861,968 shares of its common stock.

9. Stock Warrants

As of March 31, 2015 and December 31, 2014, the Company had warrants outstanding as shown in the table below.

	March 31, 2015	December 31, 2014
Warrants to purchase common stock	14,577,261	14,577,361
Weighted-average exercise price per share	$4.32	$4.32

The following table summarizes information regarding the Company’s warrants outstanding at March 31, 2015:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiry Date
≤ $3.50	3,656,086	August 31, 2016 – September 1, 2021
$4.00	3,440,066	October 31, 2015
$4.80	6,880,333	January 31, 2017
$5.00 - $9.99	412,434	August 6, 2015 – June 27, 2021
≥ $10.00	188,342	August 31, 2016 – January 5, 2022

	14,577,261

10. Stock Option and Incentive Plans

Amended and Restated 2008 Equity Incentive Plan

In July 2008, the Company adopted the 2008 Equity Incentive Plan (the “Plan”). The Plan allows for the granting of non-qualified stock options, restricted stock, stock appreciation rights and other performance awards to the Company’s employees, members of the board of directors and consultants of the Company.

Upon the original adoption of the Plan, the number of shares of common stock reserved pursuant to the Plan was 214,285. On December 12, 2011, the Plan was amended to increase the number of shares of common stock available under the Plan to 900,000. On February 24, 2014, the board of directors increased the number of shares of common stock available under the Plan to 1,857,142. On April 29, 2014, the board of directors increased the number of shares of common stock available under the Plan to 2,357,142. The Company expects no further grants to be made under the Plan.

2014 Omnibus Incentive Plan

In April 2014, the Company’s board of directors adopted the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s stockholders on July 3, 2014. The 2014 Plan allows for the granting of incentive and non-qualified stock options, restricted stock and stock unit awards, stock appreciation rights and other performance-based awards to the Company’s employees, members of the board of directors and consultants of the Company. On July 28, 2014, the effective date of the 2014 Plan, the number of shares of common stock reserved pursuant to the 2014 Plan was 571,429. The 2014 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ended December 31, 2014 and continuing until the expiration of the 2014 Plan, equal to the lesser of (i) 4% of the outstanding shares of common stock on such date or (ii) an amount determined by the Company’s board of directors. Consistent with the provision for an annual increase, an additional 808,690 shares of common stock have been reserved under the 2014 Plan.

The Company recognized compensation expense for share-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the three months ended March 31, 2015, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	3,089,327	$4.95
Granted	706,000	4.62
Exercised	—	—
Forfeited	(3,750)	3.50

Options outstanding at March 31, 2015	3,791,577	4.89	7.71	$3,727,960

Vested and exercisable at March 31, 2015	2,390,704	5.15	6.78	$2,578,203

Of the option grants outstanding to purchase 3,791,577 shares of common stock, grants to purchase 682,154 shares of common stock were issued and are outstanding outside the Company’s incentive plans.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the three months ended March 31, 2015 and 2014 was $4.62 and $4.27, respectively. Total compensation expense recognized amounted to $365,729 and $154,839 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the total remaining unrecognized compensation cost related to unvested stock options was $2,989,392 which will be recognized over a weighted average period of approximately 2.89 years.

The following assumptions were used to compute the fair value of stock option grants:

	Three Months Ended March 31,
	2015	2014
Risk free interest rate	1.62%	1.87%
Expected dividend yield	—	—
Expected term (in years)	5.97	5.75
Expected volatility	73.6%	73.8%

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

11. Retention Bonus Plan

On February 24, 2014, the Company adopted the ContraFect Corporation Retention Bonus Plan (the “Retention Plan”). Under the Retention Plan, participants will vest in and become eligible to receive awards equal to a fixed dollar amount (the “Award Amount”), upon the earliest to occur of any of the following events: (i) the IPO; (ii) a Change of Control (as defined in the Retention Plan); (iii) May 31, 2015; and (iv) a participant’s termination of employment due to death or Disability (as defined in the Retention Plan) (each such event, a “Payment Event”). In the event of an IPO or Change of Control, participants who are then employed by the Company shall be eligible to receive a payment in an amount equal to 1.82 times each participant’s Award Amount. For an IPO Payment Event, the Company intends to pay each participant’s Award Amount in shares of common stock, with a lump sum cash payment in respect of any fractional shares. For a Change of Control Payment Event, the Company intends to pay each participant’s Award Amount in the same form of consideration that the holders of common stock receive in the transaction. The Company intends to pay Award Amounts that vest upon an eligible termination or May 31, 2015 in a lump sum cash payment.

Prior to the Company’s IPO, Award Amounts totaling $532,700 had been granted under the Retention Plan. Upon the closing of the Company’s IPO, the Company recognized a total of $954,754 of expense associated with the vesting of the grants. On September 11, 2014, the Company issued 133,109 shares of its common stock, net of shares withheld for tax obligations, in payment of the retention grants.

12. Subsequent events

On April 6, 2015, the Company executed a product development agreement with RRD International, LLC (“RRD”), a clinical product development organization, which provides the Company with integrated and expert level strategic, clinical, medical, regulatory and operational management and execution of its CF-301 clinical program. In conjunction with the execution of the agreement, the Company issued 28,445 shares of its common stock to RRD for the initial $150,000 of services provided.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition in conjunction with the information set forth in our financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on March 26, 2015.

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “potential”, “will”, “would”, “could” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All such forward-looking statements involve significant risks and uncertainties, including, but not limited to, statements regarding:

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

As more fully described under the heading “Risk Factors” contained elsewhere in this Quarterly Report on Form 10-Q, many important factors affect our ability to achieve our stated objectives and to develop and commercialize any product candidates. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks and uncertainties set forth in our filings with the SEC. You should read this Quarterly Report on Form 10-Q with the understanding that our actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are a clinical-stage biotechnology company focused on discovering and developing therapeutic protein and antibody products for life-threatening, drug-resistant infectious diseases, particularly those treated in hospital settings. Due to drug-resistant and newly emerging pathogens, hospital acquired infections are currently the fourth leading cause of death in the United States, following heart disease, cancer and stroke. We intend to address drug-resistant infections using our therapeutic product candidates from our lysin and monoclonal antibody platforms to target conserved regions of either bacteria or viruses. Lysins are enzymes that are produced in the life cycle stage of a bacteriophage, a virus that infects and kills bacteria. Lysins digest bacterial cell walls and are fundamentally different than antibiotics because they kill bacteria immediately upon contact. We believe the properties of our lysins make them suitable for the treatment of antibiotic-resistant organisms that can cause serious infections such as Staph aureus bacteremia, pneumonia and osteomyelitis, and the treatment of biofilm-related indications for infected prosthetic joints, indwelling devices and catheters. In addition to our lysins, we are exploring therapies using mAbs that block and disarm virulence factors of bacteria and viruses, rendering them vulnerable to the body’s natural immune response. Our most advanced product candidates are CF-301, a lysin for the treatment of Staph aureus bacteremia, and CF-404, a combination of mAbs for the treatment of life-threatening varieties of influenza.

We have not generated any revenues and, to date, have funded our operations primarily through sales of our Units, common stock and convertible preferred stock and issuances of convertible debt to our investors. During the two years ended December 31, 2014, we have received gross proceeds of $41.3 million from the sale of Units in our IPO and $15.0 million from the issuance of our Convertible Notes. In August 2014, we completed our IPO, raising net proceeds of $35.0 million, net of underwriting discount, commissions and offering expenses. In connection with the IPO, our Board of Directors and stockholders approved a 1-for-7 reverse stock split of our common stock. The reverse stock split became effective on July 25, 2014. All share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

We have never been profitable and our net loss from operations was $4.9 million for the three months ended March 31, 2015 and $30.1 million for the year ended December 31, 2014. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through pre-clinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Additionally, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to continue to support near-term operations. We will seek to fund our operations through public or private equity, equity-linked financings, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We have not generated any revenues to date. In the future, we may generate revenues from product sales. In addition, to the extent we enter into licensing or collaboration arrangements, we may have additional sources of revenue. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the amount and timing of payments that we may recognize upon the sale of our products, to the extent that any products are successfully commercialized, and the amount and timing of fees, reimbursements, milestone and other payments received under any future licensing or collaboration arrangements. If we fail to complete the development of our product candidates in a timely manner, obtain regulatory approval for them, or successfully commercialize them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and non-cash share-based compensation expense;

•	external research and development expenses incurred under arrangements with third parties such as contract research organizations (“CROs”), contract manufacturers, consultants and academic institutions; and

•	facilities and laboratory and other supplies.

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

CF-301: lead lysin program

CF-301 is a parenteral, potent, bactericidal lysin targeting Staph aureus bacteria, making it a highly specific therapeutic candidate for the treatment of patients with Staph aureus bacteremia. We initiated our phase 1 single ascending dose study in April 2015. We have worldwide development and commercial rights to CF-301 and expect to fund the future development and commercialization costs related to this program.

CF-404: lead mAb program

CF-404 is a potent combination of three mAbs targeting the conserved regions of the influenza virus. CF-404 cross-reacts with all human seasonal strains of influenza, making it a highly specific therapeutic candidate for the treatment of patients with life-threatening varieties of influenza. We initiated IND-enabling activities prior to the end of 2014 and expect to initiate phase 1 clinical trials for CF-404 in the second half of 2016. We have worldwide development and commercial rights to CF-404 and expect to fund the future development and commercialization costs related to this program.

To date, a large portion of our research and development work has related to the establishment of both our lysin and antibody platform technologies, the prosecution of our research projects to discovery of clinical candidates and pre-clinical testing and manufacturing for the advancement of CF-301 into clinical trials and CF-404 towards an IND filing. In the future, we intend to continue using our employee and infrastructure resources across multiple development as well as research projects. In the three months ended March 31, 2015 and 2014, we recorded approximately $2.4 million and $2.7 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees, by project, including CF-301 and CF-404, as shown below.

The following table summarizes our research and development expenses by category for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Personnel related	$690,356	$694,244
Product development	952,562	207,422
Laboratory costs	453,313	320,165
External research and licensing costs	104,704	1,296,376
Professional fees	140,622	107,529
Share-based compensation	80,549	39,603

	$2,422,106	$2,665,339

The following table summarizes our research and development expenses by program for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
CF-301	$578,902	$219,470
CF-404	464,651	1,200,000
Other research and development	607,648	512,022
Personnel related and share-based compensation	770,905	733,847

	$2,422,106	$2,665,339

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

A change in the outcome of any of these variables with respect to the development of CF-301, CF-404 or any other product candidate that we may develop could mean a significant change in the costs and timing associated with the development of CF-301, CF-404 or such other product candidates. For example, if the FDA or other regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of CF-301 or if we experience significant delays in enrollment in any clinical trials of CF-301, we could be required to expend significant additional financial resources and time on the completion of the clinical development of CF-301.

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

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and marketable securities.

Interest Expense

Interest expense consists primarily of cash and non-cash interest costs related to our outstanding debt, including the accretion of the carrying value of our Convertible Notes to face value and the estimated value of equity linked securities issued in conjunction with the issuance of these notes. We capitalize costs incurred in connection with the issuance of debt. We amortize these costs over the life of our debt agreements as interest expense in our statement of operations. Upon the closing of our IPO, we accelerated the amortization of the remaining balances of debt issuance costs and debt discount to interest expense and recognized the cost of the beneficial conversion feature of our Convertible Notes as an additional component of interest expense.

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

There have been no material changes to our critical accounting policies from the information provided in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed by us with the SEC on March 26, 2015.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated.

	Three Months Ended March 31,
	2015	2014
Operating expenses:
Research and development	$2,422,106	$2,665,339
General and administrative	$2,272,970	$2,122,625
Other income (expense)	$(156,687)	$(424,848)

Comparison of three months ended March 31, 2015 and 2014

Research and Development Expenses

Research and development expense was $2.4 million for the three months ended March 31, 2015, compared with $2.7 million for the three months ended March 31, 2014, a decrease of $0.3 million. This decrease was primarily attributable to a $0.7 million decrease in expenditures on CF-404 as a result of the initial upfront licensing costs incurred in the prior period. This decrease was partially offset by a $0.3 million increase in costs associated with the start-up of the phase 1 clinical study start-up for CF-301.

General and Administrative Expenses

General and administrative expense was $2.3 million for the three months ended March 31, 2015, compared with $2.1 million for the three months ended March 31, 2014, an increase of $0.2 million. This increase was primarily attributable to a $0.2 million increase in our costs related to being a public company, including listing fees, filing fees, insurance costs and investor relations expenses.

Other expense

Other expense was $0.2 million for the three months ended March 31, 2015 compared with $0.4 million for the three months ended March 31, 2014, a decrease of $0.2 million. In the current period, we had expense of $0.2 million related to the change in fair value of our warrant liability, which was partially offset by $0.1 million of interest income. In the prior period, we had non-cash interest charges of $0.8 million related to our Convertible Notes, which was partially offset by $0.3 million of income from the receipt of refundable state tax credits and $0.1 million related to the change in fair value of our warrant and embedded derivatives liabilities.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through proceeds from sales of Units, common stock, convertible preferred stock and issuances of convertible debt. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

For the two years ended December 31, 2014, we have received gross proceeds of $41.3 million from the sale of units in our IPO, and $15.0 million from the issuance of our Convertible Notes. In August 2014, we completed our IPO, raising net proceeds of $35.0 million, net of underwriting discount, commissions and offering expenses.

As of March 31, 2015, our cash and cash equivalents and marketable securities totaled $22.9 million. We primarily invest our cash and cash equivalents in commercial money market accounts and our marketable securities in highly rated corporate debt securities.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(4,493,839)	$(2,762,735)
Net cash used in investing activities	$(8,874,346)	$—
Net cash provided by financing activities	$400	$1,155,000

Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities in the three months ended March 31, 2015 increased by $1.7 million as compared to the same period in 2014. In the three months ended March 31, 2014, we had significant non-cash charges of $1.0 million related to the Trellis license and $0.6 million related to our Convertible Notes and we increased our accounts payable and accrued liabilities balances by $0.6 million. In the three months ended March 31, 2015, we were able to substantially reduce our accounts payable and accrued liabilities by approximately $0.5 million.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2015 resulted from the investment of our cash balances into marketable securities.

Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2014 resulted from the issuance of approximately $1.2 million of our Convertible Notes, which were converted into common stock on the closing of our IPO.

Funding Requirements

We have initiated clinical development of CF-301. All of our other product candidates are still in pre-clinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue the planned clinical trials and ongoing pre-clinical studies of our product candidates;

•	continue the research and development of our other product candidates and our platform technology;

•	seek to identify additional product candidates;

•	acquire or in-license other products and technologies;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish, either on our own or with strategic partners, a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	maintain, leverage and expand our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

We believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations for the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. Whenever we raise additional capital through the sale of equity or other securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Not applicable.

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

ITEM 1A. RISK FACTORS

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the SEC on March 26, 2015. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and common stock price. Other factors may exist that we do not consider significant based on information that is currently available. In addition, new risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect us. Past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Form 10-Q or elsewhere. The following information should be read in conjunction with our financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and do not expect to generate revenue for at least the next several years. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company with no approved products, and we have not generated any revenue from product sales to date. To date, we have focused exclusively on developing our product candidates and have funded our operations primarily through public sale of Units and private sales of common stock, convertible preferred stock and issuances of convertible debt to our investors. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in the pharmaceutical industry, and you should analyze our company in light of such risks and uncertainties.

Since inception, we have incurred significant operating losses. Our net loss was $4.9 million for the three months ended March 31, 2015 and $30.1 million for the year ended December 31, 2014. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

We have relied and will continue to rely on CROs to conduct our pre-clinical studies and will rely on CROs, including RRD International, LLC, a product development organization, to conduct and execute our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining, or may ultimately not be able to obtain, regulatory approval for commercialization of CF-301, CF-404 or any other product candidates.

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

Although clinical materials for our Phase 1 human clinical trials of CF-301 have been produced, we have not yet manufactured all supplies for our contemplated Phase 2 or 3 human clinical trials, scaled up the process for manufacture, validated the process, or contractually secured third parties for manufacture and commercial supply.

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

We maintain product liability insurance coverage in relation to our clinical trials. Such coverage may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Recruiting and retaining qualified scientific, clinical, and sales and marketing personnel will be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also compete for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on external scientific and clinical consultants, advisors and organizations to assist us in formulating and executing our development and commercialization strategy. Our external consultants, advisors and organizations may be retained by employers other than us and may have commitments under contracts with other entities that may limit their availability to us. For example, we have an agreement with and rely on RRD International, LLC, a clinical product development organization specializing in early stage clinical assets, which provides us with integrated and expert level strategic, clinical, medical, regulatory and operational management and execution of our CF-301 clinical program.

Changes in our management may negatively affect our business.

Our success and the execution of our growth strategy depend largely on the continued service of our senior executive management team. In October 2014, David Huang, M.D., Ph.D., resigned from his position as Chief Medical Officer and in April 2015, Barry Kappel, Ph.D., M.B.A., resigned from his position as Senior Vice President, Business Development. We cannot be certain that changes in management or our board of directors will not lead to additional management departures or changes, affect our ability to hire or retain key personnel, or otherwise negatively affect our business. Additionally, we cannot be assured of the continued service of our senior management team. The unexpected loss of any additional members of our senior management team could be disruptive to our operations, jeopardize our ability to raise additional funding and have an adverse effect on our business.

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

Our commercial success depends upon our ability to develop, manufacture, market, or sell our or our licensors’ product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including reexamination or interference proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing or future intellectual property rights.

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

Prior to our recently completed initial public offering, there was no public market for our common stock, Class A Warrants to purchase one share of common stock at an exercise price of $4.80 per share (the “Class A Warrants”) and Class B Warrants to purchase one-half share of common stock at an exercise price of $4.00 per full share (the “Class B Warrants,” and together with the Class A Warrants, the “Warrants”). The trading price of our securities is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

•	our ability to implement our pre-clinical, clinical and other development or operational plans;

•	adverse regulatory decisions;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	new laws or regulations, or new interpretations of existing laws or regulations, applicable to our business;

•	actual or anticipated fluctuations in our financial condition or annual or quarterly results of operations;

•	our cash position;

•	public reaction to our press releases, other public announcements and filings with the SEC;

•	changes in investor and financial analyst perceptions of the risks and condition of our business;

•	changes in, or our failure to meet, performance expectations of investors or financial analysts (including, without limitation, with respect to the status of development of our lead product candidates);

•	changes in market valuations of biotechnology companies;

•	changes in key personnel;

•	increased competition;

•	sales of common stock by us or members of our management team;

•	trading volume of our common stock and Warrants;

•	issuances of debt or equity securities;

•	the granting or exercise of employee stock options or other equity awards;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	Ineffectiveness of our internal controls;

•	actions by institutional or other large stockholders;

•	significant lawsuits, including patent or stockholder litigation;

•	general political, market and economic conditions; and

•	other events or factors, many of which are beyond our control.

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

We may issue additional shares of common stock, warrants or other securities to finance our growth.

We may finance the development of our product pipeline or generate additional working capital through additional equity financing. Therefore, subject to the rules of the NASDAQ, we may issue additional shares of our common stock, warrants and other equity securities of equal or senior rank, with or without stockholder approval, in a number of circumstances from time to time. The issuance by us of shares of our common stock, warrants or other equity securities of equal or senior rank will have the following effects:

•	the proportionate ownership interest in us held by our existing stockholders will decrease;

•	the relative voting strength of each previously outstanding share of common stock may be diminished; and

•	the market price of our common stock or the Warrants may decline.

In addition, if we issue shares of our common stock and/or warrants in a future offering, it could be dilutive to our security holders.

Future sales of our common stock or warrants may cause the market price of our securities to decline.

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of May 11, 2015, we have 20.3 million shares of common stock outstanding and approximately 14.5 million shares of our outstanding common stock are freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have Warrants to purchase 10.3 million shares of common stock outstanding as of May 11, 2015. All shares of common stock underlying the Warrants will be freely tradable upon exercise of the Warrants unless held by our affiliates. The remaining shares of common stock and the shares of common stock underlying our Warrants are, or will be upon exercise of the Warrants, “restricted securities,” as that term is defined in Rule 144 under the Securities Act, and will be freely tradable subject to the applicable holding period, volume, manner of sale and other limitations under Rule 144 or Rule 701 of the Securities Act.

We have registered 3,358,270 shares of our common stock that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

Our executive officers and directors hold a significant concentration of our common stock, which could limit the ability of our other stockholders to influence the direction of our Company.

As calculated by the SEC rules of beneficial ownership, the current executive officers and directors of our Company own 17.7% of our outstanding common stock as of May 11, 2015. Accordingly, they collectively have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets and (iii) amendments to our certificate of incorporation or bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. These individuals also have significant control over our business as officers and directors of our Company. There is a risk that they may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

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

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

None.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-195378) filed with the SEC on July 25, 2014)

3.2	By-laws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-195378) filed with the SEC on July 3, 2014)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended March 31, 2015

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended March 31, 2015

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContraFect Corporation

Date: May 14, 2015	By:	/s/ Julia P. Gregory
Julia P. Gregory
Chief Executive Officer

Date: May 14, 2015	By:	/s/ Michael Messinger
Michael Messinger
Chief Accounting Officer