Form 10-Q
period 2015-06-30
CONTRAFECT Corp
filed 2015-08-13
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s Common Stock outstanding as of August 10, 2015 was 25,079,829.

CONTRAFECT CORPORATION

CONTRAFECT CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTRAFECT CORPORATION

Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,641,952	$25,722,453
Marketable securities	11,621,731	1,670,606
Prepaid expenses and other current assets	1,055,410	368,787

Total current assets	36,319,093	27,761,846
Property and equipment, net	1,879,483	2,148,155
Other assets	143,621	143,621

Total assets	$38,342,197	$30,053,622

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,338,034	$481,626
Accrued liabilities	2,360,201	2,711,207
Deferred rent	995,930	966,278

Total current liabilities	4,694,165	4,159,111
Warrant liabilities	521,400	313,004

Total liabilities	5,215,565	4,472,115
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 25,079,729 and 20,217,263 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2,508	2,021
Additional paid-in capital	137,626,922	118,038,560
Accumulated other comprehensive loss	(76,248)	(627)
Accumulated deficit	(104,426,550)	(92,458,447)

Total stockholders’ equity	33,126,632	25,581,507

Total liabilities and stockholders’ equity	$38,342,197	$30,053,622

See accompanying notes.

CONTRAFECT CORPORATION

Unaudited Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$4,307,503	$1,516,200	$6,729,609	$4,181,539
General and administrative	2,856,268	1,164,238	5,129,238	3,286,863

Total operating expenses	7,163,771	2,680,438	11,858,847	7,468,402

Loss from operations	(7,163,771)	(2,680,438)	(11,858,847)	(7,468,402)
Other income (expense)
Interest income (expense), net	43,772	(519,036)	99,140	(1,347,031)
Refundable state tax credits	—	96,133	—	424,649
Change in fair value of warrant and embedded derivative liabilities	3,659	(698,582)	(208,396)	(623,951)

Total other income (expense)	47,431	(1,121,485)	(109,256)	(1,546,333)

Net loss	(7,116,340)	(3,801,923)	(11,968,103)	(9,014,735)
Preferred stock dividend in-kind	—	(4,468,452)	—	(4,468,452)

Net loss attributable to common stockholders	$(7,116,340)	$(8,270,375)	$(11,968,103)	$(13,483,187)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.33)	$(8.17)	$(0.58)	$(13.32)

Basic and diluted weighted average shares outstanding	21,244,276	1,011,997	20,735,695	1,011,997

See accompanying notes.

CONTRAFECT CORPORATION

Unaudited Statements of Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(7,116,340)	$(3,801,923)	$(11,968,103)	$(9,014,735)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(27,915)	—	(75,621)	—

Comprehensive loss	$(7,144,255)	$(3,801,923)	$(12,043,724)	$(9,014,735)

See accompanying notes.

ContraFect Corporation

Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(11,968,103)	$(9,014,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	268,672	279,329
Stock-based compensation expense	945,650	381,176
Issuance of preferred stock and other costs in exchange for licensed technology	—	1,000,000
Issuance of common stock in exchange for services	167,538	—
Amortization of debt issuance costs	—	420,066
Amortization of debt discount	—	905,804
Change in fair value of warrant and embedded derivative liabilities	208,396	623,951
Increase in deferred rent	29,652	26,226
Other non-cash items	43,905	—
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(686,623)	(49,878)
Increase in accounts payable and accrued liabilities	559,699	489,962

Net cash used in operating activities	(10,431,214)	(4,938,099)
Cash flows from investing activities
Purchases of marketable securities	(13,131,181)	—
Proceeds from maturities of marketable securities	3,060,535	—

Net cash used in investing activities	(10,070,646)	—
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	3,036,350
Payment of financing costs of convertible notes	—	(49,700)
Proceeds from issuance of securities in private placement	20,000,000	—
Payment of financing costs of securities sold in private placement	(1,665,554)	—
Proceeds from exercise of warrants	86,913	—

Net cash provided by financing activities	18,421,359	2,986,650

Net (decrease) increase in cash and cash equivalents	(2,080,501)	(1,951,449)
Cash and cash equivalents at beginning of period	25,722,453	4,145,270

Cash and cash equivalents at end of period	$23,641,952	$2,193,821

See accompanying notes.

ContraFect Corporation

Notes to Unaudited Financial Statements

June 30, 2015

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

The Company has incurred losses from operations since inception as a research and development organization and has relied on its ability to fund its operations through public and private debt and equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future as it enters clinical trials. Transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability and will continue to need to raise additional capital to fund operations. Management intends to fund future operations through additional public or private equity financings, and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances that such financing will be available to the Company on satisfactory terms, or at all.

In August 2014, the Company completed its initial public offering of 6,000,000 units and closed on the underwriter’s over-allotment option for 880,333 units (the “IPO”), raising total net proceeds of $35.0 million, net of underwriting discount, commissions and offering expenses.

In June 2015, the Company completed a private placement of securities to institutional investors whereby the investors received an aggregate of 4,728,128 shares of the Company’s common stock and warrants to purchase an additional 2,364,066 shares of common stock at an exercise price of $8.00 per share. The Company received net proceeds of $18.3 million, net of expenses.

The significant increase in common stock outstanding in August 2014 and June 2015 will impact the period to period comparability of the Company’s net loss per share calculations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2014 balance sheet was derived from the Company’s audited financial statements. The Company’s audited financial statements as of and for the year ended December 31, 2014, including all related disclosures and the complete listing of significant accounting policies as described in Note 2 thereof, are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 26, 2015.

In the opinion of management, the unaudited financial information as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the dilutive net loss per share calculation, stock options and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive given the Company’s net loss; therefore, basic and diluted net loss per share were the same for all periods presented.

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

In April 2015, the FASB issued a new Accounting Standards Update, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS standards by requiring that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to the presentation of debt discounts or premiums. This accounting guidance is effective for interim periods beginning in the first quarter of 2016. The Company does not expect this updated standard to have a material impact on its financial statements and related disclosures.

3. Marketable Securities

Marketable securities at June 30, 2015 and December 31, 2014 consisted of investments in short-term corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit) and a component of total comprehensive loss in the statements of comprehensive loss, until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the six months ended June 30, 2015.

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

Marketable securities at June 30, 2015 consist of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$11,697,979	$408	$(76,656)	$11,621,731

Marketable securities at December 31, 2014 consisted of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$1,671,233	$159	$(786)	$1,670,606

At June 30, 2015 and December 31, 2014, the Company held only current investments. Investments classified as current have maturities of less than one year. Investments that would be classified as non-current are those that have maturities of greater than one year and management does not intend to liquidate within the next twelve months.

At June 30, 2015 and December 31, 2014, the Company held 22 and three debt securities, respectively, that individually and in total were in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2015 and December 31, 2014 was $10,663,132 and $1,222,291, respectively. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of June 30, 2015 and December 31, 2014.

4. Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	Fair Value Measurement as of June 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$23,372,289	$—	$—
Marketable securities	11,621,731	—	—
Warrant liability	—	—	521,400

Total	$34,994,020	$—	$521,400

	Fair Value Measurement as of December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$25,628,918	$—	$—
Marketable securities	1,670,606	—	—
Warrant liability	—	—	313,004

Total	$27,299,524	$—	$313,004

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

	As of June 30, 2015	As of December 31, 2014
Expected volatility	74.0%	74.8%
Remaining contractual term (in years)	4.17	4.67
Risk-free interest rate	1.32%	1.65%
Expected dividend yield	—%	—%

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015 and 2014:

Warrant liabilities (1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$525,059	$4,263,124	$313,004	$3,088,017
Issuances of convertible notes	—	611,376	—	865,635
Increase (decrease) in fair value (2)	(3,659)	774,748	208,396	1,695,596

Balance at end of period	$521,400	$5,649,248	$521,400	$5,649,248

Embedded derivatives liabilities (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$—	$1,944,103	$—	$2,680,780
Issuances of convertible notes	—	278,805	—	537,607
Decrease in fair value (2)	—	(76,166)	—	(1,071,645)

Balance at end of period	$—	$2,146,742	$—	$2,146,742

(1)	Prior to the closing of the Company’s IPO on August 1, 2014, the Company considered its convertible note related warrant liabilities and embedded derivatives liabilities as Level 3 financial instruments. The Company determined the fair value of these liabilities immediately prior to the Company’s IPO and then reclassified the balances to additional paid-in capital on the closing of the IPO.
(2)	The change in the fair values of the warrant and embedded derivatives liabilities are recorded in other expenses in the statement of operations.

5. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2015	December 31, 2014
Accrued compensation costs	$1,207,597	$1,865,778
Accrued professional fees	496,506	286,443
Accrued research and development fees	479,422	202,183
Accrued licensing fees	50,000	200,000
Other	126,676	156,803

	$2,360,201	$2,711,207

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

7. Net Loss Per Share of Common Stock

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding.

The following table sets forth the computation of basic and diluted net loss per share for common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss applicable to common stockholders	$(7,116,340)	$(8,270,375)	$(11,968,103)	$(13,483,187)
Weighted average shares of common stock outstanding	21,244,276	1,011,997	20,735,695	1,011,997

Net loss per share of common stock—basic and diluted	$(0.33)	$(8.17)	$(0.58)	$(13.32)

The following potentially dilutive securities outstanding at June 30, 2015 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive given the Company’s net loss:

	June 30,
	2015	2014
Preferred stock	—	4,598,164
Stock options	4,076,322	2,813,997
Class A Warrants	6,880,333	—
Class B Warrants	3,436,966	—
PIPE Warrants	2,364,066	—
Warrants (1)	4,378,307	718,322

	21,135,994	8,130,483

(1)	The potential dilutive impact of the Company’s Convertible Notes and related warrants are not included as of June 30, 2014 as the number of shares was not determinable at that time and would also have been anti-dilutive given the Company’s net loss. On the closing of the Company’s IPO on August 1, 2014, the Company determined the total number of shares of the Company’s common stock underlying the warrants held by purchasers of the Convertible Notes to be 3,321,416 at an exercise price of $3.00 per share.

8. Capital Structure

Common Stock

As of June 30, 2015, the Company was authorized to issue 100,000,000 shares of common stock at $0.0001 par value per share.

Private Placement

On June 12, 2015, the Company closed a private placement of its securities with a group of institutional investors (the “PIPE”). Each investor received one share of common stock and a warrant to purchase one-half share of common stock at an exercise price of $8.00 per full share, at a price of $4.23 per common share purchased. The closing of the PIPE resulted in the sale of an aggregate of 4,728,128 common shares and the issuance of warrants to purchase an additional 2,364,066 shares of common stock (the “PIPE Warrants”). The Company received net proceeds from the PIPE of $18.3 million, after deducting expenses payable by the Company.

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

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of June 30, 2015, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Options to purchase common stock	4,076,322	3,089,327
Class A Warrants to purchase common stock	6,880,333	6,880,333
Class B Warrants to purchase common stock	3,436,966	3,440,166
PIPE Warrants to purchase common stock	2,364,066	—
Warrants to purchase common stock	4,378,307	4,256,862

	21,135,994	17,666,688

Convertible Preferred Stock

On August 1, 2014, in conjunction with the closing of the Company’s IPO, all outstanding shares of the Company’s preferred stock, including the in-kind dividend payable, were automatically converted into 6,861,968 shares of its common stock.

9. Stock Warrants

As of June 30, 2015 and December 31, 2014, the Company had warrants outstanding as shown in the table below.

	June 30, 2015	December 31, 2014
Warrants to purchase common stock	17,059,672	14,577,361
Weighted-average exercise price per share	$4.85	$4.32

The following table summarizes information regarding the Company’s warrants outstanding at June 30, 2015:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiry Date
≤ $4.00	7,025,371	August 31, 2016 – September 1, 2021
$4.01 - $4.99	7,069,459	October 31, 2015 – June 11, 2020
$5.00 - $9.99	2,776,500	August 6, 2015 – June 27, 2021
≥ $10.00	188,342	August 31, 2016 – January 5, 2022

	17,059,672

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

The Company recognized compensation expense for share-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the six months ended June 30, 2015, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	3,089,327	$4.95
Granted	1,100,050	4.75
Exercised	(75,197)	3.50
Forfeited	(37,858)	3.61

Options outstanding at June 30, 2015	4,076,322	4.93	7.71	$3,854,130

Vested and exercisable at June 30, 2015	2,620,985	5.14	6.78	$2,815,048

Of the option grants outstanding to purchase 4,076,322 shares of common stock, grants to purchase 682,154 shares of common stock were issued and are outstanding outside the Company’s incentive plans.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2015 and 2014 was $4.99, $4.75, $4.27 and $4.27, respectively. Total compensation expense recognized amounted to $579,921, $945,650, $226,337 and $381,176 for the three and six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the total remaining unrecognized compensation cost related to unvested stock options was $3,202,553 which will be recognized over a weighted average period of approximately 2.57 years.

The following assumptions were used to compute the fair value of stock option grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Risk free interest rate	1.54%	2.02%	1.59%	1.99%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.27	5.75	5.72	5.75
Expected volatility	74.1%	77.7%	73.8%	77.0%

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

There are no outstanding Award Amounts as of June 30, 2015 or December 31, 2014 and the Company does not anticipate and further grants under the Retention Plan.

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

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “targets”, “may”, “plans”, “projects”, “potential”, “will”, “would”, “could” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All such forward-looking statements involve significant risks and uncertainties, including, but not limited to, statements regarding:

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

We have not generated any revenues and, to date, have funded our operations primarily through sales of our Units, common stock and convertible preferred stock and issuances of convertible debt to our investors. In June 2015, the Company completed a private placement of securities to institutional investors whereby the investors received an aggregate of 4,728,128 shares of the Company’s common stock and warrants to purchase an additional 2,364,066 shares of common stock at an exercise price of $8.00 per share. The Company received net proceeds of $18.3 million, net of expenses. In August 2014, we completed our IPO, raising net proceeds of $35.0 million, net of underwriting discount, commissions and offering expenses. In connection with the IPO, our Board of Directors and stockholders approved a 1-for-7 reverse stock split of our common stock. The reverse stock split became effective on July 25, 2014.

We have never been profitable and our net losses from operations were $7.1 million and $12.0 million for the three and six months ended June 30, 2015 and $30.1 million for the year ended December 31, 2014. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through pre-clinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Additionally, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to continue to support our operations. We will seek to fund our operations through public or private equity, equity-linked financings, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

CF-301: lead lysin program

CF-301 is a parenteral, potent, bactericidal lysin targeting Staph aureus bacteria, making it a highly specific therapeutic candidate for the treatment of patients with Staph aureus bacteremia. We initiated dosing of subjects in our phase 1 single ascending dose study in May 2015. We have worldwide development and commercial rights to CF-301 and expect to fund the future development and commercialization costs related to this program.

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

To date, a large portion of our research and development work has related to the establishment of both our lysin and antibody platform technologies, the prosecution of our research projects to discovery of clinical candidates and pre-clinical testing and manufacturing for the advancement of CF-301 into clinical trials and CF-404 towards an IND filing. In the future, we intend to continue using our employee and infrastructure resources across multiple development as well as research projects. In the three and six months ended June 30, 2015, we recorded approximately $4.3 million and $6.7 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees, by project, including CF-301 and CF-404, as shown below.

The following table summarizes our research and development expenses by category for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Personnel related	$681,062	$660,982	$1,371,418	$1,357,576
Product development	2,553,251	141,168	3,505,813	348,591
Laboratory costs	499,908	370,837	953,221	688,654
External research and licensing costs	279,970	83,386	384,674	1,379,759
Professional fees	141,922	215,398	282,544	322,927
Share-based compensation	151,390	44,429	231,939	84,032

	$4,307,503	$1,516,200	$6,729,609	$4,181,539

The following table summarizes our research and development expenses by program for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
CF-301	$1,963,452	$239,656	$2,542,354	$459,126
CF-404	673,008	—	1,137,659	1,200,000
Other research and development	838,591	571,133	1,446,239	1,080,805
Personnel related and share-based compensation	832,452	705,411	1,603,357	1,441,608

	$4,307,503	$1,516,200	$6,729,609	$4,181,539

We anticipate that our research and development expenses will increase substantially as the clinical trials for our product candidates progress. However, the successful development of future product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$4,307,503	$1,516,200	$6,729,609	$4,181,529
General and administrative	$2,856,268	$1,164,238	$5,129,238	$3,286,863
Other income (expense)	$47,431	$(1,121,485)	$(109,256)	$(1,546,333)

Comparison of three months ended June 30, 2015 and 2014

Research and Development Expenses

Research and development expense was $4.3 million for the three months ended June 30, 2015, compared with $1.5 million for the three months ended June 30, 2014, an increase of $2.8 million. This increase was primarily attributable to a $1.7 million increase in expenditures on CF-301 as we initiated the ongoing Phase 1 clinical study and non-clinical preparation in support of a Phase 2 clinical study, a $0.7 million increase in expenditures on CF-404 as a result of commencing IND enabling studies and manufacturing activities and an increase in our research headcount and related laboratory support costs of $0.3 million to support the discovery of additional product candidates.

General and Administrative Expenses

General and administrative expense was $2.9 million for the three months ended June 30, 2015, compared with $1.2 million for the three months ended June 30, 2014, an increase of $1.7 million. This increase was primarily attributable to $0.6 million in severance costs, an increase in our administrative and Board of Directors headcount, resulting in an a $0.4 million increase in expenses, a $0.3 million increase in legal expense related to both patent filings and general corporate matters, a $0.3 million increase in our costs related to being a public company, including listing fees, filing fees, insurance costs and investor relations expenses and a $0.1 million increase in expenses related to business development activities.

Other income (expense)

Other income was less than $0.1 million for the three months ended June 30, 2015 compared with expense of $1.1 million for the three months ended June 30, 2014, a reduction in expense of $1.2 million. In the current period, we received income from our marketable securities. In the prior period, we had non-cash expense of $0.7 million related to the change in fair value of our warrant and embedded derivatives liabilities and non-cash interest charges of $0.5 million related to our Convertible Notes, which were partially offset by $0.1 million of income from the receipt of refundable state tax credits.

Comparison of the six months ended June 30, 2015 and 2014

Research and Development Expenses

Research and development expense was $6.7 million for the six months ended June 30, 2015, compared with $4.2 million for the six months ended June 30, 2014, an increase of $2.5 million. This increase was primarily attributable to a $2.0 million increase in expenditures on CF-301 as we initiated the ongoing Phase 1 clinical study and non-clinical preparation in support of a Phase 2 clinical study and an increase in our research headcount and related laboratory support costs of $0.5 million to support the discovery of additional product candidates.

General and Administrative Expenses

General and administrative expense was $5.1 million for the six months ended June 30, 2015, compared with $3.3 million for the six months ended June 30, 2014, an increase of $1.8 million. This increase was primarily attributable to $0.6 million in severance costs, a $0.6 million increase in our costs related to being a public company, including listing fees, filing fees, insurance costs and investor relations expenses, an increase in our administrative and Board of Directors headcount, resulting in an a $0.4 million increase in expenses and a $0.2 million increase in expenses related to business development activities.

Other income (expense)

Other expense was $0.1 million for the six months ended June 30, 2015, compared with $1.5 million for the six months ended June 30, 2014, a reduction in expense of $1.4 million. In the current period, we had a change in fair value of our warrant liability resulting in non-cash expense of $0.2 million, which was partially offset by income of $0.1 million from our marketable securities. In the prior period, we had non-cash interest charges of $1.3 million related to our Convertible Notes and non-cash expense of $0.6 million related to the change in fair value of our warrant and embedded derivatives liabilities, which were partially offset by $0.4 million of income from the receipt of refundable state tax credits.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through proceeds from sales of Units, common stock, convertible preferred stock and issuances of convertible debt. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

For the three years ended June 30, 2015, we have received gross proceeds of $41.3 million from the sale of units in our IPO, $20.0 million from the sale of securities in a private placement and $15.0 million from the issuance of our Convertible Notes. In August 2014, we completed our IPO, raising net proceeds of $35.0 million, net of underwriting discount, commissions and offering expenses.

As of June 30, 2015, our cash and cash equivalents and marketable securities totaled $35.3 million. We primarily invest our cash and cash equivalents in commercial money market accounts and our marketable securities in highly rated corporate debt securities.

Cash flows

The following table provides information regarding our cash flows for the three and six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(10,431,214)	$(4,938,099)
Net cash used in investing activities	$(10,070,646)	$—
Net cash provided by financing activities	$18,421,359	$2,986,650

Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities in the six months ended June 30, 2015 increased by $5.5 million as compared to the same period in 2014 primarily due to the expenditures required to advance CF-301 into and through the Phase 1 clinical study and CF-404 through IND enabling studies and manufacturing.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2015 resulted from the investment of our cash balances into marketable securities.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2015 resulted primarily from the completion of a private placement of our securities to institutional investors in June 2015, resulting in net proceeds of $18.3 million. Net cash provided by financing activities in the six months ended June 30, 2014 resulted from the issuance of approximately $3.0 million of our Convertible Notes, which were converted into common stock on the closing of our IPO.

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

ITEM 1A. RISK FACTORS

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in the section entitled “Risk Factors” in the Company’s Annual Report on From 10-K, filed with the SEC on March 26, 2015. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and common stock price. Other factors may exist that we do not consider significant based on information that is currently available. In addition, new risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect us. Past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

Since inception, we have incurred significant operating losses. Our net loss was $12.0 million for the six months ended June 30, 2015 and $30.1 million for the year ended December 31, 2014. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as clinical trials for our product candidates progress. Our expenses will increase if and as we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of CF-301 and CF-404, make acquisitions of new products and technologies and, possibly, acquire and develop other product candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

Our commercial success depends upon our ability to develop, manufacture, market, and sell our or our licensors’ product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including reexamination or interference proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing or future intellectual property rights.

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

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of August 10, 2015, we have 25.1 million shares of common stock outstanding and approximately 15.0 million shares of our outstanding common stock are freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have Warrants to purchase 10.3 million shares of common stock outstanding as of August 10, 2015. All shares of common stock underlying the Warrants will be freely tradable upon exercise of the Warrants unless held by our affiliates. The remaining shares of common stock and the shares of common stock underlying our Warrants are, or will be upon exercise of the Warrants, “restricted securities,” as that term is defined in Rule 144 under the Securities Act, and will be freely tradable subject to the applicable holding period, volume, manner of sale and other limitations under Rule 144 or Rule 701 of the Securities Act.

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

As calculated by the SEC rules of beneficial ownership, the current executive officers and directors of our Company own 14.9% of our outstanding common stock as of August 10, 2015. Accordingly, they collectively have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets and (iii) amendments to our certificate of incorporation or bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. These individuals also have significant control over our business as officers and directors of our Company. There is a risk that they may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

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

Holders of our warrants have no rights as common stockholders until they acquire our common stock.

Until holders of our warrants acquire shares of our common stock upon exercise of the warrants, such holders have no rights with respect to our common stock issuable upon exercise of the warrants, including the right to receive dividend payments, vote or respond to tender offers. Upon exercise of a holder’s warrants, such holder will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

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

We have broad discretion in the use of the net proceeds from our initial public offering and recently completed private placement and may not use them effectively.

Our management will have broad discretion in the application of the net proceeds from our initial public offering and recently completed private placement and could spend the proceeds in ways that do not enhance the value of our common stock. Because of the number and variability of factors that will determine our use of the net proceeds from our recently completed offerings, their ultimate use may vary substantially from their currently intended use. The failure by our management to apply these funds effectively could delay the development of our product candidates or have a material adverse effect on our business. Pending their use, we may invest the net proceeds from the offerings in a manner that does not produce income or that loses value. If we do not apply or invest the net proceeds from the offerings in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause the price of our securities to decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On June 12, 2015, the Company completed a private placement of securities to institutional investors (the “PIPE”), whereby the investors received an aggregate of 4,728,128 shares of the Company’s common stock and warrants to purchase an additional 2,364,066 shares of common stock. The warrants are exercisable, in whole or in part, at any time prior to June 12, 2020 and have an exercise price of $8.00 per share. The warrants provide for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to future corporate events or otherwise. The net proceeds of the PIPE, after placement agent fees and other expenses, were approximately $18.3 million.

The Company also issued warrants to purchase up to 189,126 shares of the Company’s common stock to the placement agents as additional compensation for their services in connection with the PIPE. The warrants issued to the placement agents have a term of 5 years and an exercise price of $4.65.

The securities issued and sold in connection with the PIPE were issued and sold to “accredited investors” (as defined by Rule 501 under the Securities Act) without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act and Regulation D thereunder and corresponding provisions of state securities laws.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-195378) filed with the SEC on July 25, 2014)

3.2	By-laws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-195378) filed with the SEC on July 3, 2014)

4.1*	Form of Investor Warrant

4.2*	Form of Placement Agent Warrant

10.1*	Form of Securities Purchase Agreement

10.2*	Form of Registration Rights Agreement

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended June 30, 2015

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended June 30, 2015

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the exhibit with the corresponding number in the Company’s Current Report on Form 8-K filed on June 12, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContraFect Corporation

Date: August 13, 2015	By:	/s/ Julia P. Gregory
Julia P. Gregory
Chief Executive Officer

Date: August 13, 2015	By:	/s/ Michael Messinger
Michael Messinger
Chief Accounting Officer