Form 10-Q
period 2015-09-30
CONTRAFECT Corp
filed 2015-11-12
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s Common Stock outstanding as of November 9, 2015 was 27,482,642.

CONTRAFECT CORPORATION

CONTRAFECT CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONTRAFECT CORPORATION

Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,843,916	$25,722,453
Marketable securities	8,618,118	1,670,606
Prepaid expenses and other current assets	945,958	368,787

Total current assets	30,407,992	27,761,846
Property and equipment, net	1,745,147	2,148,155
Other assets	143,621	143,621

Total assets	$32,296,760	$30,053,622

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$940,308	$481,626
Accrued liabilities	1,778,010	2,711,207
Deferred rent	1,010,756	966,278

Total current liabilities	3,729,074	4,159,111
Warrant liabilities	396,253	313,004

Total liabilities	4,125,327	4,472,115
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 25,108,329 and 20,217,263 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2,511	2,021
Additional paid-in capital	138,243,977	118,038,560
Accumulated other comprehensive loss	(83,985)	(627)
Accumulated deficit	(109,991,070)	(92,458,447)

Total stockholders’ equity	28,171,433	25,581,507

Total liabilities and stockholders’ equity	$32,296,760	$30,053,622

See accompanying notes.

CONTRAFECT CORPORATION

Unaudited Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$3,352,531	$2,363,957	$10,082,140	$6,545,496
General and administrative	2,366,729	2,274,569	7,495,967	5,561,432

Total operating expenses	5,719,260	4,638,526	17,578,107	12,106,928

Loss from operations	(5,719,260)	(4,638,526)	(17,578,107)	(12,106,928)
Other income (expense)
Interest income (expense), net	29,593	(11,067,209)	128,733	(12,414,240)
Refundable state tax credits	—	—	—	424,649
Change in fair value of warrant and embedded derivative liabilities	125,147	(691,943)	(83,249)	(1,315,894)

Total other income (expense)	154,740	(11,759,152)	45,484	(13,305,485)

Net loss	(5,564,520)	(16,397,678)	(17,532,623)	(25,412,413)
Preferred stock dividend in-kind	—	—	—	(4,468,452)

Net loss attributable to common stockholders	$(5,564,520)	$(16,397,678)	$(17,532,623)	$(29,880,865)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.22)	$(1.22)	$(0.79)	$(5.76)

Basic and diluted weighted average shares outstanding	25,080,838	13,403,595	22,199,992	5,187,920

See accompanying notes.

CONTRAFECT CORPORATION

Unaudited Statements of Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(5,564,520)	$(16,397,678)	$(17,532,623)	$(25,412,413)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(7,737)	—	(83,358)	—

Comprehensive loss	$(5,572,257)	$(16,397,678)	$(17,615,981)	$(25,412,413)

See accompanying notes.

ContraFect Corporation

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(17,532,623)	$(25,412,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	403,008	414,691
Stock-based compensation expense	1,448,309	1,225,984
Issuance of preferred stock and other costs in exchange for licensed technology	—	1,000,000
Issuance of common stock in exchange for services	167,538	—
Recognition of beneficial conversion feature	—	7,428,547
Amortization of debt issuance costs	—	1,240,391
Amortization of debt discount	—	3,550,527
Change in fair value of warrant and embedded derivative liabilities	83,249	1,315,894
Increase in deferred rent	44,478	39,340
Amortization of premium paid on marketable securities	101,379	—
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(577,171)	(218,733)
Decrease in accounts payable and accrued liabilities	(420,216)	(1,621,663)

Net cash used in operating activities	(16,282,049)	(11,037,435)
Cash flows from investing activities
Decrease in restricted cash	—	25,000
Purchases of marketable securities	(13,892,784)	—
Proceeds from maturities of marketable securities	6,760,535	—

Net cash (used in) provided by investing activities	(7,132,249)	25,000
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	3,036,350
Payment of financing costs of convertible notes	—	(24,850)
Proceeds from issuance of equity securities	20,000,000	41,281,998
Payment of financing costs of securities sold	(1,665,554)	(6,106,096)
Proceeds from exercise of warrants	201,315	—

Net cash provided by financing activities	18,535,761	38,187,402

Net (decrease) increase in cash and cash equivalents	(4,878,537)	27,174,967
Cash and cash equivalents at beginning of period	25,722,453	4,145,270

Cash and cash equivalents at end of period	$20,843,916	$31,320,237

See accompanying notes.

ContraFect Corporation

Notes to Unaudited Financial Statements

September 30, 2015

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

The Company has incurred losses from operations since inception as a research and development organization and has relied on its ability to fund its operations through public and private debt and equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future as clinical trials progress. Transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability and will continue to need to raise additional capital to fund operations. Management intends to fund future operations through additional public or private equity financings, and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances that such financing will be available to the Company on satisfactory terms, or at all.

In August 2014, the Company completed its initial public offering of 6,000,000 units, consisting of one share of common stock, one Class A Warrant to purchase one share of common stock at an exercise price of $4.80 per share and one Class B Warrant to purchase one-half share of common stock at an exercise price of $4.00 per full share (the “Units”) and closed on the underwriter’s over-allotment option for an additional 880,333 Units (the “IPO”), raising total net proceeds of $35.0 million, net of underwriting discount, commissions and offering expenses.

In June 2015, the Company completed a private placement of securities to institutional investors whereby the investors received an aggregate of 4,728,128 shares of the Company’s common stock and warrants to purchase an additional 2,364,066 shares of common stock at an exercise price of $8.00 per share. The Company received net proceeds of $18.3 million, net of expenses.

The significant increases in common stock outstanding in August 2014 and during June 2015 will impact the period to period comparability of the Company’s net loss per share calculations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2014 balance sheet was derived from the Company’s audited financial statements. The Company’s audited financial statements as of and for the year ended December 31, 2014, including all related disclosures and the complete listing of significant accounting policies as described in Note 2 thereof, are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 26, 2015.

In the opinion of management, the unaudited financial information as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued a new Accounting Standards Update, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year of the date the financial statements are issued, and, if such conditions exist, to provide related footnote disclosures. The guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this guidance when effective and does not currently expect the updated standard to have a material impact on its financial statements and related disclosures.

In April 2015, the FASB issued a new Accounting Standards Update, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS standards by requiring that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to the presentation of debt discounts or premiums. This accounting guidance is effective for interim periods beginning in the first quarter of 2016. The Company does not currently expect this updated standard to have a material impact on its financial statements and related disclosures.

3. Marketable Securities

Marketable securities at September 30, 2015 and December 31, 2014 consisted of investments in short-term corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit) and a component of total comprehensive loss in the statements of comprehensive loss, until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the nine months ended September 30, 2015.

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

Marketable securities at September 30, 2015 consist of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$8,702,103	$—	$(83,985)	$8,618,118

Marketable securities at December 31, 2014 consisted of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$1,671,233	$159	$(786)	$1,670,606

At September 30, 2015 and December 31, 2014, the Company held only current investments. Investments classified as current have maturities of less than one year. Investments that would be classified as non-current are those that have maturities of greater than one year and management does not intend to liquidate within the next twelve months.

At September 30, 2015 and December 31, 2014, the Company held 15 and three debt securities, respectively, that individually and in total were in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2015 and December 31, 2014 was $8,618,118 and $1,222,291, respectively. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of September 30, 2015 and December 31, 2014.

4. Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	Fair Value Measurement as of September 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$20,735,128	$—	$—
Marketable securities	8,618,118	—	—
Warrant liability	—	—	396,253

Total	$29,353,246	$—	$396,253

	Fair Value Measurement as of December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$25,628,918	$—	$—
Marketable securities	1,670,606	—	—
Warrant liability	—	—	313,004

Total	$27,299,524	$—	$313,004

The Company issued a warrant to the representative of the underwriters of its IPO (the “Representative’s Warrant”) to purchase 206,410 shares of common stock at an exercise price of $7.50 per share. The Representative’s Warrant is classified it as a liability and considers it as a Level 3 financial instrument (see also Note 8, “Capital Structure”). The warrant will be re-measured at each subsequent reporting period and changes in fair value will be recognized in the statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	As of September 30, 2015	As of December 31, 2014
Expected volatility	75.0%	74.8%
Remaining contractual term (in years)	3.92	4.67
Risk-free interest rate	1.15%	1.65%
Expected dividend yield	—%	—%

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015 and 2014:

Warrant liabilities (1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$521,400	$5,649,248	$313,004	$3,088,017
Issuances of convertible notes	—	—	—	865,635
Cancellation of placement agent warrants (2)	—	(941,541)	—	(941,541)
Increase (decrease) in fair value (3)	(125,147)	958,176	83,249	2,653,772
Conversion of convertible notes to common stock	—	(5,665,883)	—	(5,665,883)
Issuance of Representative’s Warrant	—	403,696	—	403,696

Balance at end of period	$396,253	$403,696	$396,253	$403,696

Embedded derivatives liabilities (1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$—	$2,146,742	$—	$2,680,780
Issuances of convertible notes	—	—	—	537,607
Decrease in fair value (3)	—	(266,233)	—	(1,337,878)
Conversion of convertible notes to common stock	—	(1,880,209)	—	(1,880,209)

Balance at end of period	$—	$—	$—	$—

(1)	Prior to the closing of the Company’s IPO on August 1, 2014, the Company considered its convertible note related warrant liabilities and embedded derivatives liabilities as Level 3 financial instruments. The Company determined the fair value of these liabilities immediately prior to the Company’s IPO and then reclassified the balances to additional paid-in capital on the closing of the IPO.
(2)	The Company reclassified the balance of the placement agent warrants to additional paid-in capital as a reduction of the offering costs for the Company’s IPO upon their cancellation.
(3)	The change in the fair values of the warrant and embedded derivatives liabilities are recorded in other expenses in the statement of operations.

5. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2015	December 31, 2014
Accrued compensation costs	$1,204,114	$1,865,778
Accrued professional fees	102,264	286,443
Accrued research and development fees	298,486	202,183
Accrued licensing fees	—	200,000
Other	173,146	156,803

	$1,778,010	$2,711,207

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

The following table sets forth the computation of basic and diluted net loss per share for common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss applicable to common stockholders	$(5,564,520)	$(16,397,678)	$(17,532,623)	$(29,880,865)
Weighted average shares of common stock outstanding	25,080,838	13,403,595	22,199,992	5,187,920

Net loss per share of common stock—basic and diluted	$(0.22)	$(1.22)	$(0.79)	$(5.76)

The following potentially dilutive securities outstanding at September 30, 2015 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive given the Company’s net loss:

	September 30,
	2015	2014
Stock options	4,094,540	2,843,995
Class A Warrants	6,880,333	6,880,333
Class B Warrants (1)	3,408,366	3,440,166
PIPE Warrants	2,364,066	—
Other Warrants	4,258,707	4,256,862

	21,006,012	17,421,356

(1)	The Class B Warrants expired pursuant to their terms on November 2, 2015.

8. Capital Structure

Common Stock

As of September 30, 2015, the Company was authorized to issue 100,000,000 shares of common stock at $0.0001 par value per share.

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

Initial Public Offering

On August 1, 2014, the Company closed its IPO. Each Unit consisted of one share of common stock, one Class A Warrant to purchase one share of common stock at an exercise price of $4.80 per share and one Class B Warrant to purchase one-half share of common stock at an exercise price of $4.00 per full share. The closing of the IPO resulted in the sale of an aggregate of 6,880,333 Units at a public offering price of $6.00 per Unit, less underwriting discounts and commissions and the underwriter’s expenses, including 880,333 Units issued upon the exercise by the underwriters of their option to purchase additional Units at the public offering price to cover over-allotments. The Company received net proceeds from the IPO of $35.0 million, after deducting underwriting discounts, commissions, and expenses payable by the Company. Following the IPO, the Units separated and the shares of common stock, Class A Warrants and Class B Warrants began to trade separately. The common stock and accompanying Class A and Class B warrants have been classified to stockholders’ equity (deficit) in the Company’s balance sheet. In July 2014, the stockholders approved an amended certificate of incorporation that became effectively immediately upon the closing of the Company’s IPO. The approved certificate increased the number of authorized shares of common stock to 100,000,000 shares.

Representative’s Warrant

Maxim, the representative of the underwriters in the IPO, received the Representative’s Warrant to purchase 3% of the total number of shares of common stock sold in the IPO, including those shares sold upon the exercise of the over-allotment option, for a total of 206,410 shares of common stock underlying the Representative’s Warrant. The Representative’s Warrant became exercisable at an exercise price of $7.50 per share beginning 180 days after the effective date of the Company’s registration statement (January 24, 2015) and expires on August 27, 2019. The Company classified the Representative’s Warrant as a liability since it did not meet the requirements to be included in equity. The fair value of the Representative’s Warrant will be re-measured at each reporting period and changes in fair value will be recognized in the statement of operations.

Voting

The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings.

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of September 30, 2015, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Options to purchase common stock	4,094,540	3,089,327
Class A Warrants to purchase common stock	6,880,333	6,880,333
Class B Warrants to purchase common stock (1)	3,408,366	3,440,166
PIPE Warrants to purchase common stock	2,364,066	—
Other warrants to purchase common stock	4,258,707	4,256,862

	21,006,012	17,666,688

(1)	The Class B Warrants expired pursuant to their terms on November 2, 2015.

Convertible Preferred Stock

On August 1, 2014, in conjunction with the closing of the Company’s IPO, all outstanding shares of the Company’s preferred stock, including the in-kind dividend payable, were automatically converted into 6,861,968 shares of its common stock.

9. Stock Warrants

As of September 30, 2015 and December 31, 2014, the Company had warrants outstanding as shown in the table below.

	September 30, 2015	December 31, 2014
Warrants to purchase common stock	16,911,472	14,577,361
Weighted-average exercise price per share	$4.81	$4.32

The following table summarizes information regarding the Company’s warrants outstanding at September 30, 2015:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
≤ $4.00	6,996,771	November 2, 2015 – September 1, 2021
$4.01 - $4.99	7,069,459	February 1, 2017 – June 11, 2020
$5.00 - $9.99	2,656,900	December 10, 2016 – June 27, 2021
≥ $10.00	188,342	August 31, 2016 – January 5, 2022

	16,911,472

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

The Company recognized compensation expense for share-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the nine months ended September 30, 2015, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	3,089,327	$4.95
Granted	1,120,250	4.75
Exercised	(75,197)	3.50
Expired	(11,320)	3.50
Forfeited	(28,520)	3.61

Options outstanding at September 30, 2015	4,094,540	4.93	7.42	$1,591,231

Vested and exercisable at September 30, 2015	2,712,312	5.13	6.61	$1,357,293

Of the option grants outstanding to purchase 4,094,540 shares of common stock, grants to purchase 682,154 shares of common stock were issued and are outstanding outside the Company’s incentive plans.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2015 and 2014 was $4.67, $4.75, $4.27 and $4.27, respectively. Total compensation expense recognized amounted to $502,659, $844,808, $1,448,309 and $1,225,984 for the three and nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the total remaining unrecognized compensation cost related to unvested stock options was $2,241,670 which will be recognized over a weighted average period of approximately 2.47 years.

The following assumptions were used to compute the fair value of stock option grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Risk free interest rate	1.80%	1.65%	1.60%	1.98%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.06	5.44	5.73	5.74
Expected volatility	74.1%	75.5%	73.8%	76.8%

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

11. Retention Bonus Plan

On February 24, 2014, the Company adopted the ContraFect Corporation Retention Bonus Plan (the “Retention Plan”). Under the Retention Plan, participants vested in and became eligible to receive awards equal to a fixed dollar amount (the “Award Amount”), upon the earliest to occur of any of the following events: (i) the IPO; (ii) a Change of Control (as defined in the Retention Plan); (iii) May 31, 2015; and (iv) a participant’s termination of employment due to death or Disability (as defined in the Retention Plan) (each such event, a “Payment Event”). In the event of an IPO or Change of Control, participants who were then employed by the Company were eligible to receive a payment in an amount equal to 1.82 times each participant’s Award Amount.

Prior to the Company’s IPO, Award Amounts totaling $532,700 had been granted under the Retention Plan. Upon the closing of the Company’s IPO, the Company recognized a total of $954,754 of expense associated with the vesting of the grants. On September 11, 2014, the Company issued 133,109 shares of its common stock, net of shares withheld for tax obligations, in payment of the retention grants.

There are no outstanding Award Amounts as of September 30, 2015 or December 31, 2014 and the Company does not anticipate any further grants under the Retention Plan.

12. Subsequent Events

On November 2, 2015, the Company’s Class B Warrants to purchase common stock expired in accordance with their terms. As of November 2, 2015, holders of the Class B Warrants had exercised 4,812,328 Class B Warrants, resulting in the issuance of 2,406,164 shares of the Company’s common stock and the receipt by the Company of approximately $9.6 million in gross proceeds. The 2,068,005 Class B Warrants that were not exercised prior to expiration have terminated and are no longer exercisable.

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

Overview

We are a clinical-stage biotechnology company focused on discovering and developing therapeutic protein and antibody products for life-threatening, drug-resistant infectious diseases, particularly those treated in hospital settings. Drug-resistant infections account for two million illnesses in the United States and 700,000 deaths worldwide each year. We intend to address drug-resistant infections using our therapeutic product candidates from our lysin and monoclonal antibody platforms to target conserved regions of either bacteria or viruses. Lysins are enzymes that are produced in the life cycle stage of a bacteriophage, a virus that infects and kills bacteria. Lysins digest bacterial cell walls and are fundamentally different than antibiotics because they kill bacteria immediately upon contact. We believe the properties of our lysins make them suitable for the treatment of antibiotic-resistant organisms that can cause serious infections such as Staph aureus bacteremia, pneumonia and osteomyelitis, and the treatment of biofilm-related indications for infected prosthetic joints, indwelling devices and catheters. In addition to our lysins, we are exploring therapies using mAbs that block and disarm virulence factors of bacteria and viruses, rendering them vulnerable to the body’s natural immune response. Our most advanced product candidates are CF-301, a lysin for the treatment of Staph aureus bacteremia, and CF-404, a combination of mAbs for the treatment of life-threatening varieties of influenza.

We have not generated any revenues and, to date, have funded our operations primarily through the issuance and sale of our Units, which consisted of one share of common stock, one Class A Warrant to purchase one share of common stock at an exercise price of $4.80 per share and one Class B Warrant to purchase one-half share of common stock at an exercise price of $4.00 per full share, common stock, convertible preferred stock and convertible debt to our investors. As of November 2, 2015, the date of expiration of the Class B Warrants, holders of the Class B Warrants had exercised 4,812,328 Class B Warrants, resulting in the issuance of 2,406,164 shares of the Company’s common stock and the receipt by the Company of approximately $9.6 million in gross proceeds. In June 2015, the Company completed a private placement of securities to institutional investors whereby the investors received an aggregate of 4,728,128 shares of the Company’s common stock and warrants to purchase an additional 2,364,066 shares of common stock at an exercise price of $8.00 per share. The Company received net proceeds of $18.3 million, net of expenses. In August 2014, we completed our IPO, raising net proceeds of $35.0 million, net of an underwriting discount, commissions and offering expenses. In connection with the IPO, our Board of Directors and stockholders approved a 1-for-7 reverse stock split of our common stock. The reverse stock split became effective on July 25, 2014.

We have never been profitable and our net losses from operations were $5.6 million and $17.5 million for the three and nine months ended September 30, 2015 and $30.1 million for the year ended December 31, 2014. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through pre-clinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Additionally, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to continue to support our operations. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

To date, a large portion of our research and development work has related to the establishment of both our lysin and antibody platform technologies, the prosecution of our research projects to discovery of clinical candidates, and pre-clinical testing and manufacturing for the advancement of CF-301 into clinical trials and CF-404 towards an IND filing. In the future, we intend to continue using our employee and infrastructure resources across multiple development programs as well as research projects. In the three and nine months ended September 30, 2015, we recorded approximately $3.4 million and $10.1 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories by project, including CF-301 and CF-404, as shown in the second table below.

The following table summarizes our research and development expenses by category for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Personnel related	$718,631	$731,088	$2,090,049	$2,088,664
Product development	1,503,172	266,408	5,008,985	614,998
Laboratory costs	467,332	382,649	1,420,553	1,071,303
External research and licensing costs	470,620	195,351	855,294	1,575,111
Professional fees	152,094	259,305	434,638	582,232
Share-based compensation	40,682	529,156	272,621	613,188

	$3,352,531	$2,363,957	$10,082,140	$6,545,496

The following table summarizes our research and development expenses by program for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
CF-301	$860,771	$438,618	$3,403,125	$897,743
CF-404	731,610	—	1,869,269	1,200,000
Other research and development	1,000,837	665,095	2,447,076	1,745,901
Personnel related and share-based compensation	759,313	1,260,244	2,362,670	2,701,852

	$3,352,531	$2,363,957	$10,082,140	$6,545,496

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$3,352,531	$2,363,957	$10,082,140	$6,545,496
General and administrative	$2,366,729	$2,274,569	$7,495,967	$5,561,432
Other income (expense)	$154,740	$(11,759,152)	$45,484	$(13,305,485)

Comparison of three months ended September 30, 2015 and 2014

Research and Development Expenses

Research and development expense was $3.4 million for the three months ended September 30, 2015, compared with $2.4 million for the three months ended September 30, 2014, an increase of $1.0 million. This increase was primarily attributable to a $1.2 million increase in expenditures on our product candidates as we continued the ongoing Phase 1 clinical study of CF-301 and non-clinical preparation in support of additional clinical studies of CF-301 and as CF-404 progressed through IND-enabling studies and manufacturing activities. The increase was also due to a $0.3 million increase in external research costs for studies of potential product candidates. The increase in research and development expense was partially offset by a $0.5 million decrease in share based compensation expense due to the prior year issuance of shares upon the closing of our IPO under the terms of the retention bonus plan.

General and Administrative Expenses

General and administrative expense was $2.4 million for the three months ended September 30, 2015, compared with $2.3 million for the three months ended September 30, 2014, an increase of $0.1 million. This increase was primarily attributable to an increase in our headcount as compared to the prior period.

Other income (expense)

Other income was $0.2 million for the three months ended September 30, 2015 compared with expense of $11.8 million for the three months ended September 30, 2014, a reduction in expense of $12.0 million. In the current period, we had a non-cash gain related to the change in fair value of our warrant liability of $0.1 million and received income of less than $0.1 million from our marketable securities. In the prior period, we had non-cash expense of $11.1 million of non-cash interest charges related primarily to the conversion of our Convertible Notes upon the closing of our IPO and $0.7 million of non-cash expense related to the change in fair value of our warrant and embedded derivatives liabilities.

Comparison of the nine months ended September 30, 2015 and 2014

Research and Development Expenses

Research and development expense was $10.1 million for the nine months ended September 30, 2015, compared with $6.5 million for the nine months ended September 30, 2014, an increase of $3.6 million. This increase was primarily attributable to a $2.5 million increase in expenditures on CF-301 as we initiated the ongoing Phase 1 clinical study in April 2015 and non-clinical preparation in support of additional clinical studies, a $0.7 million increase in expenditures on CF-404 as a result of commencing IND-enabling studies and manufacturing activities, and an increase in our research headcount and related laboratory support costs of $0.4 million to support the discovery of additional product candidates.

General and Administrative Expenses

General and administrative expense was $7.5 million for the nine months ended September 30, 2015, compared with $5.6 million for the nine months ended September 30, 2014, an increase of $1.9 million. This increase was primarily attributable to, a $0.7 million increase in our costs related to being a public company, including listing fees, filing fees, insurance costs and investor relations expenses, $0.6 million in severance costs that did not occur in the 2014 period, an increase in our administrative and Board of Directors headcount, resulting in an $0.4 million increase in expenses and a $0.2 million increase in expenses related to business development activities.

Other income (expense)

Other income was less than $0.1 million for the nine months ended September 30, 2015, compared with expense of $13.3 million for the nine months ended September 30, 2014, a reduction in expense of $13.4 million. In the current period, we had income of $0.1 million from our marketable securities, which was partially offset by non-cash expense of less than $0.1 million related to the change in fair value of our warrant liability. In the prior period, we had non-cash interest charges of $12.4 million related to our Convertible Notes and non-cash expense of $1.3 million related to the change in fair value of our warrant and embedded derivatives liabilities, which were partially offset by $0.4 million of income from the receipt of refundable state tax credits.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through proceeds from sales of our Units, common stock, convertible preferred stock and convertible debt. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

Since the date of our initial public offering, we have received gross proceeds of $41.3 million from the sale of Units in our IPO, $9.6 million from the exercise of the Class B Warrants issued as part of the Units sold in our IPO and $20.0 million from the sale of securities in a private placement.

As of September 30, 2015, our cash and cash equivalents and marketable securities totaled $29.5 million. We primarily invest our cash and cash equivalents in commercial money market accounts and our marketable securities in highly rated corporate debt securities.

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(16,282,049)	$(11,037,435)
Net cash (used in) provided by investing activities	$(7,132,249)	$25,000
Net cash provided by financing activities	$18,535,761	$38,187,402

Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities in the nine months ended September 30, 2015 increased by $5.1 million as compared to the same period in 2014 primarily due to the expenditures required to advance CF-301 into and through the Phase 1 clinical study and CF-404 through IND enabling studies and manufacturing.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2015 resulted from the investment of our cash balances into marketable securities. Net cash provided by investing activities in the nine months ended September 30, 2014 resulted from the elimination of our restricted cash balances.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2015 resulted primarily from the completion of a private placement of our securities to institutional investors in June 2015, resulting in net proceeds of $18.3 million. Net cash provided by financing activities in the nine months ended September 30, 2014 resulted from the issuance of approximately 6.9 million Units on the completion of our IPO, resulting in net proceeds of $35.0 million and the issuance of approximately $3.0 million of our Convertible Notes, which were converted into common stock on the closing of our IPO.

Funding Requirements

We have initiated clinical development of CF-301. All of our other product candidates are still in pre-clinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue the planned clinical trials and ongoing pre-clinical studies of our product candidates;

•	continue the research and development of our other product candidates and our platform technology;

•	seek to identify additional product candidates;

•	acquire or in-license other products, product candidates or technologies;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish, either on our own or with strategic partners, a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	maintain, leverage and expand our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

We believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

•	the progress and results of the clinical trials of our lead product candidates;

•	the scope, progress, results and costs of compound discovery, pre-clinical development, laboratory testing and clinical trials for our other product candidates;

•	the extent to which we acquire or in-license other products, product candidates or technologies;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•	our ability to establish any future collaboration arrangements on favorable terms, if at all.

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

We incur significant increased costs as a public company that we did not previously incur prior to our IPO, including, but not limited to, increased personnel costs, increased directors fees, increased directors and officers insurance premiums, audit and legal fees, investor relations and external communications fees, expenses for compliance with the Sarbanes-Oxley Act and rules implemented by the SEC and NASDAQ and various other costs and expenses.

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

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no changes during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in the section entitled “Risk Factors” in the Company’s Annual Report on From 10-K, filed with the SEC on March 26, 2015. Our business, financial condition and operating results can be affected by a number of important factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and common stock price. Other important factors may exist that we do not consider significant based on information that is currently available. In addition, new risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect us. Past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

Since inception, we have incurred significant operating losses. Our net loss was $17.5 million for the nine months ended September 30, 2015 and $30.1 million for the year ended December 31, 2014. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as clinical trials for our product candidates progress. Our expenses will increase if and as we:

•	seek to discover or develop additional product candidates;

•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;

•	in-license or acquire other product candidates, products or technologies;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.

Prior to our initial public offering, our independent registered public accounting firm expressed substantial doubt concerning our ability to continue as a going concern in its report on our financial statements as of and for the year ended December 31, 2013. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. A going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. Meaningful revenues will likely not be available until and unless any future product candidates are approved by the FDA or comparable regulatory agencies in other countries and successfully marketed, either by us or a partner, an outcome which may not occur. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. If we are unable to continue as a going concern, you could lose all or part of your investment in us.

We currently have no source of product revenue and have not yet generated any revenues from product sales.

To date, we have not completed the development of any product candidates and have not generated any revenues from product sales. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability to successfully commercialize products, including any of our current product candidates, or other product candidates that we may in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for these product candidates, we may never generate revenues that are significant enough to achieve profitability. Our ability to generate revenue from product sales from our current or future product candidates also depends on a number of additional factors, including our ability to:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of CF-301 and CF-404, make acquisitions of new product candidates, products or technologies. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	the complexity, timing and results of our clinical trials of our product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of developing our product candidates for additional indications;

•	our ability to establish scientific or business collaborations on favorable terms, if at all;

•	the costs of preparing, filing and prosecuting patent or other intellectual property applications, maintaining and protecting our intellectual property rights and defending against intellectual property-related claims;

•	the extent to which we in-license or acquire other product candidates, products or technologies; and

•	the scope, progress, results and costs of product development for our product candidates.

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

We were incorporated in 2008 and commenced active research operations in 2010. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital and acquiring and developing CF-301, CF-404 and other potential product candidates. We have not yet demonstrated our ability to successfully complete Phase 1, Phase 2 or Phase 3 clinical trials, obtain marketing approval, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We are party to certain agreements, including with The Rockefeller University (“Rockefeller”), and Trellis Bioscience LLC (“Trellis”), pursuant to which we have acquired licenses to certain patents and patent applications and other intellectual property related to a series of compounds, including CF-301 and CF-404, to develop and commercialize therapeutics. Under our agreements with Rockefeller and Trellis, we have obligations to achieve diligence minimums and to make payments upon achievement of specified development and regulatory milestones. We will also make additional payments upon the achievement of future sales milestones and for royalties on future net sales.

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

We may form or seek strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to CF-301, CF-404 and any future product candidate that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near-and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic collaborators and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic collaboration or other alternative arrangements for CF-301, CF-404 or any future product candidate because these candidates may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view CF-301, CF-404 or any future product candidate as having the requisite potential to demonstrate safety and efficacy. Any delays in entering into new strategic collaboration agreements could delay the development and commercialization of CF-301, CF-404 and any other product candidate that we develop, which would harm our business prospects, financial condition and results of operations.

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

Risks Related to Our Securities

The price of our common stock and Class A Warrants may be volatile and you could lose all or part of your investment.

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

Prior to our recently completed initial public offering, there was no public market for our common stock and Class A Warrants to purchase one share of common stock at an exercise price of $4.80 per share (the “Class A Warrants”). The trading price of our securities is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

•	our ability to implement our pre-clinical, clinical and other development or operational plans;

•	adverse regulatory decisions;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	new laws or regulations, or new interpretations of existing laws or regulations, applicable to our business;

•	actual or anticipated fluctuations in our financial condition or annual or quarterly results of operations;

•	our cash position;

•	public reaction to our press releases, other public announcements and filings with the SEC;

•	changes in investor and financial analyst perceptions of the risks and condition of our business;

•	changes in, or our failure to meet, performance expectations of investors or financial analysts (including, without limitation, with respect to the status of development of our lead product candidates);

•	changes in market valuations of biotechnology companies;

•	changes in key personnel;

•	increased competition;

•	sales of common stock by us or members of our management team;

•	trading volume of our common stock and Class A Warrants;

•	issuances of debt or equity securities;

•	the granting or exercise of employee stock options or other equity awards;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	Ineffectiveness of our internal controls;

•	actions by institutional or other large stockholders;

•	significant lawsuits, including patent or stockholder litigation;

•	general political, market and economic conditions; and

•	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the NASDAQ Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock and Class A Warrants, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

We are required to meet the NASDAQ Capital Market’s continued listing requirements and other NASDAQ rules, or we may risk delisting. Delisting could negatively affect the price of our common stock and the Class A Warrants, which could make it more difficult for us to sell securities in a future financing or for you to sell our common stock or the Class A Warrants.

We are required to meet the continued listing requirements of the NASDAQ Capital Market and other NASDAQ rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements. In particular, we are required to maintain a minimum bid price for our listed common stock of $1.00 per share. If we do not meet these continued listing requirements, our common stock and the Class A Warrants could be delisted. Delisting from the NASDAQ Capital Market would cause us to pursue eligibility for trading of these securities on other markets or exchanges, or on the “pink sheets.” In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our common stock and the Class A Warrants would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. There can be no assurance that our securities, if delisted from the NASDAQ Capital Market in the future, would be listed on a national securities exchange, a national quotation service, the over-the-counter markets or the pink sheets. Delisting from the NASDAQ Capital Market, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence.

We may issue additional shares of common stock, warrants or other securities to finance our growth.

We may finance the development of our product pipeline or generate additional working capital through additional equity financing. Therefore, subject to the rules of the NASDAQ, we may issue additional shares of our common stock, warrants and other equity securities of equal or senior rank, with or without stockholder approval, in a number of circumstances from time to time. The issuance by us of shares of our common stock, warrants or other equity securities of equal or senior rank will have the following effects:

•	the proportionate ownership interest in us held by our existing stockholders will decrease;

•	the relative voting strength of each previously outstanding share of common stock may be diminished; and

•	the market price of our common stock or the Class A Warrants may decline.

In addition, the issuance of shares of our common stock and/or warrants in a future offering (or, in the case of our common stock, the exercise of outstanding warrants to purchase our common stock), could be dilutive to our security holders.

Future sales of our common stock or warrants may cause the market price of our securities to decline.

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of November 9, 2015, we have approximately 27.5 million shares of common stock outstanding and approximately 22.4 million shares of our outstanding common stock are freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have Class A Warrants to purchase approximately 6.9 million shares of common stock outstanding as of November 9, 2015. All shares of common stock underlying the Class A Warrants will be freely tradable upon exercise of the Class A Warrants unless held by our affiliates.

We have registered 3,358,270 shares of our common stock that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The number of shares available for future grant under our 2014 Plan will automatically increase on January 1st of each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

Our executive officers and directors hold a significant concentration of our common stock, which could limit the ability of our other stockholders to influence the direction of our Company.

As calculated by the SEC rules of beneficial ownership, the current executive officers and directors of our Company own approximately 14.0% of our outstanding common stock as of November 9, 2015. Accordingly, they collectively have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets and (iii) amendments to our certificate of incorporation or bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. These individuals also have significant control over our business as officers and directors of our Company. There is a risk that they may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

If shares of our common stock or the Class A Warrants become subject to the penny stock rules, it would become more difficult to trade them.

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions, including an exemption for any securities listed on a national securities exchange. The rules impose additional sales practice requirements on broker-dealers for transactions involving “penny stock”, with some exceptions. If shares of our common stock or the Class A Warrants were delisted from the NASDAQ Capital Market and determined to be “penny stock”, broker-dealers may find it more difficult to trade such securities and investors may find it more difficult to acquire or dispose of such securities on the secondary market.

The Class A Warrants are a risky investment. You may be unable to exercise your Class A Warrants for a profit.

The value of the Class A Warrants depends on the value of our common stock, which depends on factors related and unrelated to the success of our clinical development program and cannot be predicted at this time. The Class A Warrants expire on February 1, 2017.

If the price of shares of our common stock does not increase to an amount sufficiently above the exercise price of the Class A Warrants during the exercise periods of the Class A Warrants, you may be unable to recover any of your investment in the Class A Warrants. There can be no assurance that any of the factors that could impact the trading price of our common stock will result in the trading price increasing to an amount that will exceed the exercise price or the price required for you to achieve a positive return on your investment in the Class A Warrants.

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

Although we are required to use our best efforts to have an effective registration statement covering the issuance of the shares of common stock underlying the Class A Warrants at the time that holders of our Class A Warrants exercise their Class A Warrants, we cannot guarantee that a registration statement will be effective, in which case holders of our Class A Warrants may not be able to receive freely tradable shares of our common stock upon exercise of the Class A Warrants.

Holders of our Class A Warrants are able to exercise the Class A Warrants and receive freely tradable shares only if (i) a current registration statement under the Securities Act relating to the shares of our common stock underlying the Class A Warrants is then effective, or an exemption from such registration is available, and (ii) such shares of our common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of Class A Warrants reside. Although we have undertaken in the Class A Warrant Agreement, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares of common stock underlying the Class A Warrants following completion of the IPO to the extent required by federal securities laws, we may not be able to do so. If we are not able to do so, holders may not be able to exercise their Class A Warrants and receive freely tradable shares of our common stock but rather may only be able to receive restricted shares upon exercise. In addition, we have agreed to use our best efforts to register the shares of our common stock underlying the Class A Warrants under the blue sky laws of the states of residence of the existing holders of the Class A Warrants, to the extent an exemption is not available. The value of the Class A Warrants may be greatly reduced if a registration statement covering the shares of our common stock issuable upon exercise of the Class A Warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of Class A Warrants reside.

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

We incur significant increased costs as a result of operating as a public company and our management is required to devote substantial time to complying with public company regulations.

We completed an initial public offering on August 1, 2014. As a public company, we incur significant legal, accounting and other expenses, including costs associated with our public company reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We must also follow the rules, regulations and requirements subsequently adopted by the SEC and the NASDAQ and any failure by us to comply with such rules and requirements could negatively affect investor confidence in us and cause the market price of our common stock or Class A Warrants to decline. Our executive officers and other personnel also need to devote substantial time and financial resources to comply with these rules, regulations and requirements.

The rules and regulations applicable to public companies have substantially increased our legal and financial compliance costs and have made some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Reports published by analysts, including projections in those reports that exceed our actual results, could adversely affect the price and trading volume of our common stock or Class A Warrants.

The projections of securities research analysts may vary widely and may not accurately predict the results we actually achieve. The price of our common stock or Class A Warrants may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, the price of our common stock or Class A Warrants could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, the price or trading volume of our common stock or Class A Warrants could decline.

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

We have taken advantage of these reduced reporting burdens. We cannot predict whether investors will find our securities less attractive if we rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our common stock or the Class A Warrants, and the prices for our securities may be more volatile.

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

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2015, we issued 28,500 shares of common stock upon exercise of Class B Warrants. The Class B Warrants were part of the units sold in our initial public offering, each unit consisting of one share of common stock, one Class A Warrant to purchase one share of common stock at an exercise price of $4.80 per share and one Class B Warrant to purchase one-half share of common stock at an exercise price of $4.00 per full share (the “Units”). During the quarter ended September 30, 2015, we received aggregate gross proceeds of $114,400 from the sale of shares of common stock underlying the Class B Warrants.

Use of Proceeds from Registered Securities

Pursuant to the Registration Statement on Form S-1 (File No. 333-195378), as amended, that was declared effective by the SEC on July 28, 2014, we registered the Units to be sold in our IPO (including 900,000 Units with respect to an over-allotment option granted by us to the underwriters in the offering). We sold a total of 6,000,000 Units in the IPO at an initial public offering price per unit of $6.00 for gross proceeds of $36,000,000, and the underwriter of the IPO exercised its over-allotment option on August 27, 2014 for another 880,333 Units for additional gross proceeds of $5,281,998. The net proceeds of the IPO, after underwriting discount, commissions and offering expenses, to the Company were approximately $35.0 million.

There has been no material changes in the planned use of proceeds from our IPO, as described in our final prospectus filed with the SEC on July 29, 2014 pursuant to Rule 424(b)(1) under the Securities Act related to the Company’s IPO.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

On November 12, 2015, ContraFect Corporation (the “Company”) entered into an agreement with Michael Wittekind, PhD., the Company’s chief scientific officer, to amend the terms of his employment agreement with the Company. Under the terms of the amendment, Dr. Wittekind will be eligible for an annual incentive bonus of 35% of his annual base salary, subject to performance against mutually agreed corporate and individual goals. The amendment also entitles Dr. Wittekind to receive, upon the Company’s termination of his employment without cause or Dr. Wittekind’s resignation for good reason, severance payments equal to 12 months of his then current annual base salary, his accrued bonuses and 12 months of health insurance premiums due under COBRA. If the termination occurs within 12 months of a change in control, in addition to the foregoing severance payments, all of Dr. Wittekind’s outstanding equity and equity awards will become fully vested. Dr. Wittekind’s right to receive severance payments and benefits is conditioned upon his executing a release of claims in a form satisfactory to the Company.

For purposes of the amendment to Dr. Wittekind’s employment agreement:

•	Cause has the same meaning as in Dr. Wittekind’s employment agreement as in effect before the amendment;

•	Good reason means, subject to certain notice and cure requirements, a material diminution in Dr. Wittekind’s authority, duties and responsibilities, a material reduction in Dr. Wittekind’s base salary or a relocation of Dr. Wittekind’s principal place of employment to a location more than 50 miles from Yonkers, New York; and

•	Change in control means the acquisition by a person or group of more than 50% of the Company’s voting power, a change in a majority of the incumbent members of the Company’s board of directors, a merger or consolidation as a result of which the Company’s outstanding voting securities cease to constitute a majority of the voting power of the surviving entity or a sale of substantially all of the Company’s assets.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

3.1	Revised Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on October 29, 2015)

3.2	Second Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on October 29, 2015)

4.1	Form of Indenture (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (File No. 333-206786) filed with the SEC on September 4, 2015)

10.1	First Amendment to Employment Agreement by and between the Company and Julia P. Gregory, dated August 10, 2015 (incorporated by reference to the Company’s Form 8-K (File No. 001-36577) filed with the SEC on August 13, 2015)

10.2*	First Amendment to Employment Agreement by and between the Company and Michael Wittekind, PhD., dated November 12, 2015

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContraFect Corporation

Date: November 12, 2015	By:	/s/ Julia P. Gregory
Julia P. Gregory
Chief Executive Officer

Date: November 12, 2015	By:	/s/ Michael Messinger
Michael Messinger
Vice President of Finance (Principal Financial and Accounting Officer)