Form 10-K
period 2015-12-31
CONTRAFECT Corp
filed 2016-03-15
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36577

ContraFect Corporation

(Exact name of registrant as specified in its charter)

Delaware	39-2072586
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

28 Wells Avenue, 3rd Floor Yonkers, NY	10701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(914) 207-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, Par Value $0.0001 per share Class A warrant, exercisable for one share of common stock	NASDAQ Capital Market NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $120.0 million, based on the closing price of the registrant’s common stock on the NASDAQ Capital Market on June 30, 2015 of $5.25 per share.

As of March 9, 2016, there were 27,484,005 shares of Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

References to ContraFect

Throughout this Annual Report on Form 10-K, the “Company,” “ContraFect,” “we,” “us,” and “our,” except where the context requires otherwise, refer to ContraFect Corporation, and “our board of directors” refers to the board of directors of ContraFect Corporation.

All brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

Forward Looking Information

The information in this Annual Report on Form 10-K contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “targets”, “may”, “plans”, “projects”, “potential”, “will”, “would”, “could” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All such forward-looking statements involve significant risks and uncertainties, including, but not limited to, statements regarding:

•	the success, cost, timing and potential indications of our product development activities and clinical trials;

•	our ability to advance into and through clinical development and ultimately obtain FDA approval for our product candidates;

•	our future marketing and sales programs;

•	the rate and degree of market acceptance of our product candidates and our expectations regarding the size of the commercial markets for our product candidates;

•	our research and development plans and ability to bring forward additional product candidates into preclinical and clinical development;

•	the effect of competition and proprietary rights of third parties;

•	the availability of and our ability to obtain additional financing;

•	the effects of existing and future federal, state and foreign regulations;

•	the seeking of joint development, licensing or distribution and collaboration and marketing arrangements with third parties; and

•	the period of time for which our existing cash and cash equivalents will enable us to fund our operations.

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

ii

Item 1. Business

We are a clinical-stage biotechnology company focused on discovering and developing therapeutic protein and antibody products for the treatment of life-threatening infectious diseases, including those caused by drug-resistant pathogens, particularly those treated in hospital settings. Drug-resistant infections account for two million illnesses in the United States and 700,000 deaths worldwide each year. We intend to address drug-resistant infections using product candidates from our lysin and monoclonal antibody platforms that target conserved regions of either bacteria or viruses. Lysins are enzymes derived from naturally occurring bacteriophage which are viruses that infect bacteria. When recombinantly produced and then applied to bacteria, lysins cleave a key component of the target bacteria’s peptidoglycan cell wall, which results in rapid bacterial cell death. Lysins kill bacteria faster than conventional antibiotics, which typically require bacterial cell division and metabolism in order to kill or stop the growth of bacteria. We believe that the properties of our lysins will make them suitable for targeting antibiotic-resistant organisms, such as Staphylococcus aureus (“Staph aureus”) which causes serious infections such as bacteremia, pneumonia and osteomyelitis. In addition, our lysins have demonstrated the ability to clear biofilms in animal models, and we believe they may be useful for the treatment of biofilm-related infections in prosthetic joints, indwelling devices and catheters. Beyond our lysin programs, we are exploring therapies using monoclonal antibodies (“mAbs”) designed to bind to viral targets. Our approach to antibody therapy employs a combination of multiple mAbs to either achieve greater efficacy or provide broader coverage across pathogenic strains.

In August 2015, our most advanced lysin product candidate, CF-301, was granted fast track designation for the treatment of Staph aureus bacteremia, including endocarditis. CF-301 recently concluded a Phase 1 single ascending dose study in healthy volunteers. The study was designed as a randomized, double-blind, placebo-controlled trial in order to evaluate the safety, tolerability and pharmacokinetics of CF-301 alone, administered as a two hour IV infusion. As specified in the protocol, an independent data safety monitoring board (the “DSMB”) reviewed the safety, tolerability, and pharmacokinetic data from healthy volunteers dosed in all of the planned cohorts. The DSMB observed no clinical adverse safety signals associated with CF-301 in the study. We intend to pursue an initial indication for the treatment of Staph aureus bacteremia, including endocarditis, caused by methicillin-resistant (“MRSA”) or methicillin-susceptible (“MSSA”) Staph aureus. We believe CF-301 may also be developed for the treatment of Staph aureus pneumonia, osteomyelitis, and biofilm-related infections in prosthetic joints, indwelling devices and catheters. Our second product candidate, CF-404, is a combination of three human mAbs for the treatment of life-threatening human influenza, including all seasonal and most pandemic varieties. We are also advancing earlier stage programs that leverage the lysin and monoclonal antibody platforms.

Our Strategy

Our strategy is to use our therapeutic products to achieve a leading market position in the treatment of life-threatening infectious diseases, including those caused by drug-resistant pathogens. We plan to pursue commercialization of therapeutic products through discovery, acquisition and development as follows:

•	Advance our lead product candidate, CF-301, through clinical trials and demonstrate superiority of our therapy combined with standard-of-care (“SOC”) drugs over SOC alone for the treatment of Staph aureus bacteremia;

•	Advance CF-404 through preclinical studies and clinical trials for the treatment of life-threatening complicated influenza;

•	Advance additional product candidates from our lysin portfolio, including lysins to gram-negative bacteria;

•	Acquire additional foundation technologies that enable the efficient discovery of anti-infective agents; and

•	Acquire clinical stage therapies that treat infectious diseases through unique mechanisms of action.

Our Indications

Staph aureus bacteremia

In the United States (“U.S.”) alone there are approximately 120,000 cases annually of Staph aureus bacteremia, a bloodstream infection, which causes approximately 30,000 deaths. Staph aureus bacteremia can be further complicated when the infection spreads into the heart muscle, heart valves or lining of the heart, causing endocarditis. Even with current SOC antibiotic therapy, the resulting damage to the heart muscle or heart valves could require surgery to prevent stroke, heart failure or severe organ damage. Of further concern, drug-resistant strains of Staph aureus are now evolving additional resistance against SOC antibiotics, which may ultimately result in an increase in the number of cases and in mortality from Staph aureus bacteremia, including endocarditis.

Influenza

On a global basis, approximately 20% of children and 5% of adults develop symptomatic influenza annually, resulting in approximately 4 million severe cases and 375,000 deaths each year. Of further concern, despite the widespread availability of annual vaccines in the U.S., approximately 30 million people will contract influenza, resulting in an average of over 200,000 hospitalizations and up to 49,000 influenza-associated deaths each year in the U.S. alone. Because of reduced vaccine effectiveness against the predominant circulating influenza virus in the 2014-2015 season, approximately 40 million people contracted influenza, resulting in over 970,000 flu-associated hospitalizations. As a result of genetic drift and genetic shift, mutations in influenza occur each year as it circulates through the population. These mutations may result in drug-resistance of the virus and ineffectiveness of the vaccine, which causes the need for annual reformulation of the vaccine. In addition, influenza has multiple chromosomes, and the virus can grow in a variety of species, such as human, swine, bird, etc., which may result in novel strains of influenza entering into human circulation, as did the “swine flu”. These new viruses have the potential to cause worldwide pandemics.

Our Pipeline

With our product candidates, we intend to treat life-threatening infections, including those caused by drug resistant pathogens. Our current pipeline of product candidates and advanced research programs is reflected in Figure 1:

Lysins

Bacteria can be divided into two groups based on structural differences of the bacteria’s outermost walls: (a) “gram-positive” and (b) “gram-negative”. Gram-positive bacteria have an outermost cell wall of peptidoglycan (a structure consisting of sugars and amino acids), which, when exposed to a dye known as the “Gram-stain,” absorb the dye and appear dark blue or violet when viewed under a microscope. Gram-negative bacteria have an additional outer membrane that prevents the Gram-stain from penetrating the peptidoglycan and, therefore, do not appear dark blue or violet when viewed microscopically. The additional outer membrane also makes gram-negative bacteria harder for lysins to penetrate. However, we have discovered and have multiple research programs on lysins that kill gram-positive and gram-negative bacteria.

Lysins are enzymes derived from naturally occurring bacteriophage, which are viruses that infect bacteria. When recombinantly produced and then applied to bacteria, lysins cleave a key component of the target bacteria’s peptidoglycan cell wall, resulting in rapid bacterial cell death. We believe lysins are unlike conventional antibiotics, especially regarding their mechanism and speed of action. Conventional antibiotics require bacterial cell division and metabolism to occur in order to exert their effect (i.e., cell death or cessation of growth). Based on in vitro tests, lysins, however, are fundamentally different in that they kill bacteria immediately upon contact, regardless of bacterial growth and cell division.

Our pipeline of lysins includes internally discovered lysins targeting gram-positive and gram-negative organisms, as well as lysins discovered at The Rockefeller University (“Rockefeller”) which are being developed by us. We were granted a world-wide, exclusive license under Rockefeller patent rights to discover, develop, make, have made, use, import, lease, sell and offer for sale lysin products. We acquired worldwide exclusive license rights to patents for composition of matter for nine lysins from Rockefeller. Each lysin targets a specific species of bacteria, including drug-sensitive and drug-resistant forms of Staph aureus, pneumococcus, group B streptococcus, enterococcus and anthrax. Significantly, our lysins kill only the specific species of bacteria they target, which we believe will avoid the damaging side effects that often occur when conventional antibiotic treatments kill the body’s healthy, desirable bacteria. Table 1 sets forth the lysins for which we have acquired licenses to patents from Rockefeller, the bacteria that each lysin targets and the diseases associated with such pathogenic bacteria.

Table 1: Lysins Licensed from The Rockefeller University

Lysin	Bacteria	Disease
CF-301, CF-302	Staphylococcus aureus	Bacteremia*
Abscesses*
Endocarditis
Meningitis
Pneumonia

CF-303, CF-309	Pneumococcus	Pneumonia*
Bacteremia*
Endocarditis*
Meningitis*
Otitis Media*

CF-304	Enterococcus	Serious Intestinal Infections

CF-305	Group B Strep	Neonatal Meningitis*

CF-306, CF-307, CF-308	Bacillus Anthracis	Anthrax*

*	Indicates published data.

Our Lead Lysin Program: CF-301

CF-301: Market Opportunity

We recently concluded a Phase 1 single ascending dose study in healthy volunteers with CF-301. CF-301 represents a first-in-class anti-bacterial therapeutic candidate. CF-301 has been granted fast track designation for the initial indication we intend to pursue for the treatment of Staph aureus bacteremia, including endocarditis, caused by MRSA or MSSA. If we are able to obtain regulatory approval of CF-301 for this initial indication, we believe CF-301 can be further developed for the treatment of Staph aureus pneumonia, osteomyelitis, and biofilm-related infections in prosthetic joints, indwelling devices and catheters.

The issue of antibiotic-resistant bacterial infections has been widely recognized as an increasingly urgent public health threat, including by the World Health Organization, the Centers for Disease Control and Prevention and the Infectious Disease Society of America. Antibiotic resistance has limited the effectiveness of many existing drugs, and the discovery of new antibiotics to address resistance has not kept pace with the increasing incidence of difficult-to-treat microbial infections. According to the Infectious Diseases Society of America, as of 2010 the estimated cost to the U.S. healthcare system of antibiotic-resistant infections was approximately $21 billion to $34 billion annually, a substantial portion of which is due to increased length of hospital stays.

Staph aureus bacteremia is a serious bacterial infection associated with high morbidity and mortality. In the U.S. alone, there were approximately 120,000 cases of Staph aureus bacteremia, of which over 80,000 were reported as invasive MRSA infections in 2011. Of further concern, the incidence of infective endocarditis is increasing, with over 47,000 cases in 2011, due to the growth of the at-risk populations, such as adults with heart disease and prosthetic device implants, especially cardiac devices.

CF-301: Potential Advantages

Our preclinical studies to date have shown that CF-301 has the following attributes:

•	Highly specific to, yet broadly active against Staph aureus bacteria. CF-301 exhibits broad activity against a wide spectrum of Staph aureus strains, including resistant strains such as MRSA, vancomycin-resistant Staph aureus (“VRSA”), and daptomycin-resistant Staph aureus (“DRSA”). Significantly, CF-301 specifically kills Staph aureus, which we believe will avoid the damaging side effects that often occur when conventional broad spectrum antibiotic treatments kill the body’s healthy, desirable bacteria.

•	Rapid bactericidal activity. In vitro, CF-301 kills Staph aureus bacteria within seconds after contact. Currently, mortality from Staph aureus bacteremia remains close to 30% with treatment on SOC drugs. The average length of hospitalization due to Staph aureus bacteremia is 21 days and the average total cost of hospitalization is $114,000. We expect CF-301, combined with SOC antibiotics, to have the potential to improve patient outcomes, shorten treatment times and reduce the length of hospital stays.

•	Synergy with standard-of-care antibiotics. We have discovered a strong synergy between CF-301 and several SOC antibiotics, including daptomycin, vancomycin and oxacillin. We intend to seek approval for CF-301 to be used in addition to these SOC antibiotics. We believe that the use of CF-301, if approved, in addition to, rather than as a replacement for, SOC antibiotics, may help speed adoption of our product by physicians and provide the best outcome for patients.

•	Clears biofilms. In in vitro studies, CF-301 clears biofilms that protect bacterial infections in the body, rendering infections up to 1,000-fold more resistant to antibiotics. Infected human tissues, such as a heart valve in endocarditis or bone in osteomyelitis, or indwelling medical devices, such as central venous catheters, prosthetic joints and pacemakers, are common sites for biofilm formation, providing an impediment to effective treatment using antibiotics alone.

•	Minimal resistance. To date, bacteria show minimal resistance to CF-301’s killing activity in vitro.

•	Minimal competition. There are only two FDA approved drugs for the treatment of MRSA bacteremia, vancomycin and daptomycin. MRSA bacteremia has shown resistance to both drugs. CF-301 works synergistically with both of these drugs and is intended to be used in addition to, not as a replacement for, SOC antibiotics.

•	Patent protection. Our issued composition of matter patent on CF-301 provides protection through 2032 and additional patents, if issued as we expect, could provide further protection beyond 2032.

CF-301: Preclinical Data

A key feature of lysins is their ability to target pathogenic antibiotic-resistant bacteria, as well as those that are antibiotic-sensitive. Table 2 sets forth our findings of CF-301’s effect on Staph aureus isolates, showing that CF-301 killed all Staph aureus isolates tested, regardless of their antibiotic-resistance profile. In this experiment, we tested 250 different drug sensitive and resistant isolates of Staph aureus. The isolates (which are classified by the particular drugs they are sensitive or resistant too) tested included MSSA, MRSA, VRSA, linezolid-resistant (“LRSA”) and daptomycin-resistant (“DRSA”) Staph aureus. The isolates were all analyzed to determine their sensitivity to CF-301 and SOC antibiotics as measured by the Minimum Inhibitory Concentration (“MIC”) value. The MIC value is the minimum dose of drug that is required to kill a standard amount of bacteria over a 24-hour period. Based on demonstrated MIC values, CF-301 was shown to be active against all the strains tested (‘+’), while subsets of the Staph aureus strains were resistant to daptomycin, vancomycin or linezolid (‘–’).

Table 2: In Vitro Sensitivity of Antibiotic-Sensitive and Antibiotic-Resistant Strains to CF-301

Strain (n=250)	CF-301	Daptomycin	Vancomycin	Linezolid
MRSA (120)	+	+	+	+

MSSA (103)	+	+	+	+

DRSA (8)	+	-	+	+

VRSA (14)	+	+	-	+

LRSA (5)	+	+	+	-

Lysins have been shown to kill bacteria upon contact and demonstrate bactericidal activity (defined as a 3-log drop in colony forming units (“CFU”) per mL) in minutes. The figure below compares the rate at which lysins kill bacteria to the rates at which SOC antibiotics kill bacteria (with all drugs being administered at 1X MIC). CF-301 reduced the number of Staph aureus bacteria in tests on 62 strains (20 MSSA; 42 MRSA) by 3-logs (99.9%) within 30 minutes. In contrast, daptomycin required six hours to achieve the same level of cell kill, while vancomycin failed to achieve a 2-log, or 99%, cell kill during the same six-hour test period. The rapid bactericidal activity of lysins is one of the primary reasons we believe they could be a highly desirable therapeutic option for the treatment of rapidly advancing bacterial infections.

Figure 2: CF 301’s Rapid Bactericidal Activity In Vitro

*	The star symbols indicate the limit of detection in the plating assay.

CF-301: Synergy with Standard-of-Care Antibiotics

Synergy is defined as the interaction of two or more agents so that their combined effect is greater than the sum of their individual effects. We discovered a strong synergy between lysins and several SOC antibiotics, including daptomycin, vancomycin and oxacillin through our in vitro testing (data not shown). In these preclinical tests, when used together, lysins and antibiotics offered a dual attack on pathogenic bacteria that was far greater than the sum of their individual contributions. The result was significantly improved killing of bacteria.

To demonstrate this synergy in vivo, we have developed animal models where CF-301 could be tested as single agent (monotherapy) or combined with a SOC antibiotic (combination therapy). Our Standard Bacteremia Model utilizes animals infected with 10 million CFU of MRSA and treated 3 hours later with various doses of therapy or buffer. When used alone, CF-301 has potent anti-Staph activity that demonstrates a dose/response effect. Figure 3 below presents the dose/response of animals treated with various doses of CF-301 in the Standard Bacteremia Model. As pictured on the graph below, all mice receiving at least 0.5 mg/kg of CF-301 demonstrated at least 90% survival, whereas doses below 0.5 mg/kg resulted in lower survival rates.

Figure 3: CF-301 Dose Response in Mice in the Standard Bacteremia Model

We also developed the Drug Failure Bacteremia Model, where the bacterial infection burden (one billion CFU) was so high that SOC antibiotics used at their human equivalent doses as monotherapies failed to have significant cure rates. We tested daptomycin, vancomycin and oxacillin in this model (data not shown for vancomycin and oxacillin). We then adjusted the dose of CF-301 so that CF-301 monotherapy would also fail to have significant cure rates under these intense infection conditions. To test whether the synergy that we had observed in vitro between CF-301 and SOC antibiotics would lead to improved efficacy in vivo, we then treated groups of animals in the Drug Failure Bacteremia Model with the drugs as monotherapies and also in combinations to evaluate if there was an improvement in efficacy.

Figure 4 below presents the results of the combination of CF-301 and daptomycin when used in the Drug Failure Bacteremia Model. All control mice treated with buffer (diamonds) succumbed to bacterial infection within 18 hours. Administration of a clinical dose of daptomycin as a single agent (triangles) resulted in clinical failure, as only 17% of mice survived. When CF-301 (squares) was dosed as a single agent at this chosen dose, only 60% of mice survived. In contrast, when mice received the combination of CF-301 plus daptomycin (circles), 90% survived the bacterial challenge, demonstrating superiority of the combination therapy over the single-drug regimens.

Figure 4: Combination Therapy of CF-301 with Daptomycin in Drug Failure Bacteremia Model

We have tested the combination of CF-301 with daptomycin, vancomycin and oxacillin in 30 different experiments (including both the Standard and Drug Failure Bacteremia Models). In each experiment, the combination therapy was shown to be superior to monotherapy with a single drug alone. As a result, we believe this provides a strong foundation on which to pursue clinical development of the combination of CF-301 and SOC antibiotics for the treatment of Staph aureus bacteremia, as CF-301’s first indication.

To further explore the activity of CF-301 in combination with SOC antibiotics for the treatment of life-threatening, drug-resistant infections, we engaged the LA Biomed Research Institute at Harbor-UCLA Medical Center (“UCLA”) to perform a study in their rat infective endocarditis model (“IE Model”). The IE Model has become a well-established experimental animal model and has been used for assessing possible efficacy of therapeutic agents in infective endocarditis. The primary endpoint of the IE Model is a reduction in the amount of bacteria (measured as CFUs) on the heart valve, in the kidney and in the spleen. Survival during the course of the treatment period was considered a secondary endpoint, as the study was not designed to see the long-term effects of the treatment on overall survival. Our study examined the activity of CF-301 alone and in combination with daptomycin, in UCLA’s prototypical high-burden biofilm-based IE Model. Prior to running the experiment, management and the investigator agreed that the achievement of a 2-log (or 99%) decrease in the CFU in the vegetation on the heart valve, spleen and kidney compared to daptomycin alone would be considered a good result and the achievement of a 3-log (or 99.9%) reduction would be considered impressive. We worked directly with UCLA to design the study, and the description of the methods and results follows below.

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

CF-301: Impact on Antibiotic-Resistant Biofilms

Biofilm formation is a common protective mechanism for bacteria and a key feature associated with bacterial pathogenesis. Biofilms are characterized by densely packed bacterial cells that grow in communities and are enclosed within a complex matrix of dead bacteria and excess cell wall components. Biofilm bacteria exhibit significant tolerance of various antimicrobial agents, rendering biofilm cells up to 1,000-fold less susceptible than the same bacteria grown in a planktonic, or free-floating, non-biofilm culture. Infected human tissues, such as the heart valve in endocarditis or bone in osteomyelitis, or indwelling medical devices, such as central venous catheters, prosthetic joints and pacemakers, are common sites for biofilm formation, providing a hurdle for effective treatment with antibiotics alone. Biofilm coating of bacterial infections in human medicine is estimated to occur in more than 60% of bacterial infections, costing the healthcare system billions of dollars. For this reason, novel treatment strategies and antimicrobial agents with activity toward biofilms remain a serious unmet medical need as there is no product currently indicated for the treatment of biofilms.

Since CF-301 disrupts the outer wall of Staph aureus by enzymatic lysis, we performed studies to determine if CF-301 would also disrupt biofilms. For this purpose, we cultured MRSA for 24 hours within wells of polystyrene dishes typically used for the culture of cells, at which point a dense biofilm formed on the dish surface. Dishes were incubated for up to 24 hours with high-dose (1,000x MIC) daptomycin, vancomycin or linezolid, or lower-dose (1xMIC) CF-301. After the four-hour treatment, dishes were washed and stained with a dye that stains the biomass of a biofilm a dark blue color. In dishes treated with CF-301, there was no visual biofilm present after two hours of treatment, whereas in dishes treated with antibiotics for up to 24 hours, the biofilm biomass remained intact (images shown in Figure 6 below). These findings are consistent with the inability of these antibiotics to penetrate and clear biofilm material. This demonstrated that CF-301 was at least 1,000-fold more potent than SOC antibiotics at destroying bacterial biofilms in vitro.

Figure 6: Sensitivity of Staph Aureus (MRSA) Biofilms to CF-301 Versus SOC Antibiotics

To microscopically visualize CF-301’s disruption of biofilms, we inoculated MRSA onto a medically relevant device (a catheter) where it attached to the wall of the plastic and formed a dense 3-dimensional structure. We then treated the interior of the catheter with CF-301 at 1x MIC. At various time intervals after treatment the interior of the catheter was sectioned and examined by scanning electron microscopy (“SEM”), select images shown below in Figure 7. In the untreated catheter (left panel) the majority of MRSA cells (little circles in the pictures below) were found within a biofilm. However, within 30 seconds of exposure to CF-301, the dense biofilm was largely removed and only single cells were observed (middle panel). Fifteen minutes following exposure to CF-301 (right panel), the biofilm was completely stripped and residual MRSA cells which had been beneath the biofilm were killed, in effect, sterilizing the catheter. These images emphasize the rapid and potent activity of CF-301 against bacterial biofilms. Taken together with the lack of efficacy that antibiotics display against biofilms, we believe CF-301 potentially represents a new therapeutic option against what were previously untreatable biofilms.

Figure 7: Sensitivity of Staph Aureus (MRSA) Biofilms Grown on Catheters to CF-301

CF-301: Product Development

Product development is generally accomplished in four steps, which may overlap: (1) preclinical activities to demonstrate consistent manufacturing, safety and efficacy in animals; (2) Phase 1 clinical trials, in healthy volunteers, to determine pharmacokinetics (“PK”), safety, tolerability, immunogenicity, dosing, effects in special populations, and other issues; (3) Phase 2 clinical trials in patients to determine dose, efficacy, safety, tolerability, PK and immunogenicity; and (4) Phase 3 clinical trials, the pivotal trials in patients to confirm efficacy and safety at the proposed commercial dose.

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

We intend to further optimize the manufacturing process for increased purity and yield. Once completed, we plan to begin a program to manufacture Phase 3 material. The process will then be scaled 35-fold from the current 100 liter fermentation to 5,000 liters. This process will then be validated in a series of manufacturing batches to demonstrate consistency. In parallel to the validation, we intend to conduct a comparability program that demonstrates comparability between the final product used in Phase 3 and commercial manufacturing. We intend to include the results in the biologics license application (“BLA”) that we expect to submit to the FDA. Following submission, the FDA will conduct pre-approval inspections of all manufacturing facilities and determine whether it agrees that our commercial material is sufficiently comparable to our Phase 3 material.

Safety Pharmacology and Toxicology

Preclinical safety pharmacology and toxicology studies have been completed in connection with our IND application for CF-301. In these studies CF-301 was well tolerated in rats for a single two-hour IV administration of doses up to 25mg/kg (determined by us to be the no observable adverse effect level, or “NOAEL”) and that a single dose of 2.5mg/kg was not associated with any effects, adverse or not, and was therefore determined to be the no observable effect level (“NOEL”). CF-301 was also well tolerated in these studies in both rats and dogs for seven consecutive days of once daily two-hour IV infusions of up to 2.5mg/kg. In a non-GLP pilot study in rats, 1.0 mg/kg/day was well tolerated for up to seven consecutive days of once daily two-hour IV infusions or IV boluses. We will need to conduct a definitive dose ranging, repeat dose study in rats prior to initiating any clinical trial with administration of CF-301 over consecutive days.

Dose dependent adverse tissue effects were seen in both species at doses above 25 mg/kg/day for 1 day in the rat and above 2.5 mg/kg/day for seven-consecutive days in both the rat and the dog. The dose limiting toxicity observed was a localized inflammation surrounding certain blood vessels. In accordance with industry practice, we intend to study CF-301 in clinical trials at doses much lower than those that caused adverse effects in animals, and we believe these doses to be within the efficacious range of the drug.

Upon first exposure to CF-301, no hypersensitivity reaction was observed in any of our animal studies. Upon administration of a second course of CF-301, given two weeks after completion of the first course, hypersensitivity or hypersensitivity-like findings were observed in mice, rats and dogs. In a dedicated hypersensitivity studies in rats, findings of Type III hypersensitivity were observed after a two week delayed re-challenge with a second course of CF-301 and were not dose dependent. In general, Type I hypersensitivity is an allergic anaphylaxis-like response (e.g., an immediate and potentially life-threatening allergic reaction) and Type III hypersensitivity is a serum sickness-like response (e.g., fever, joint pain, protein in urine, vascular changes). While the nature of hypersensitivity reactions in rats may not necessarily be predictive of hypersensitivity reactions that may occur in humans, we have also considered the risk of hypersensitivity occurring upon first administration of CF-301 due to potential prior exposure to the active protein component of CF-301 from the environment, as it is a naturally occurring protein. Testing for anti-CF-301 antibodies was performed in Phase I subjects. No clinical hypersensitivity related to CF-301 was observed in subjects dosed in our Phase 1 study.

Clinical Activities

Phase 1. We recently concluded a Phase 1 single ascending dose study in healthy volunteers. This trial was a randomized, double-blind, placebo-controlled trial designed to evaluate the safety, tolerability and PK of four different intravenous doses of CF-301 alone. Subjects were randomized to receive a single IV dose of CF-301 or placebo, each administered as a two hour infusion. As specified in the protocol, an independent data safety monitoring board (DSMB) reviewed the safety, tolerability, and pharmacokinetic data from healthy volunteers dosed in all of the planned cohorts. The DSMB observed no clinical adverse safety signals associated with CF-301 in the study. No clinical hypersensitivity related to CF-301 was observed in subjects dosed in our Phase 1 study.

Phase 2. We expect to proceed into Phase 2 clinical trials to assess the safety, tolerability, PK, and efficacy of CF-301 plus standard-of-care (“SOC”) antibiotics. We expect any Phase 2 clinical trial to be a multicenter, double-blind, randomized study that evaluates the safety and efficacy of CF-301 plus SOC antibiotics and SOC antibiotics alone in patients with Staph bacteremia caused by MSSA or MRSA.

Phase 3. If the Phase 2 results are consistent with our expectations regarding the safety and efficacy profile of CF-301, we expect to enter into Phase 3 clinical trials. We expect any Phase 3 clinical trial to be a global, multicenter, double-blind, randomized study that evaluates the efficacy and safety of CF-301 plus SOC antibiotics compared to SOC antibiotics alone among patients with bacteremia caused by MSSA or MRSA. Specific parameters for Phase 3 trials will be based on the outcomes of previously completed clinical trials and relevant guidance and precedents from regulatory authorities.

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

We intend to pursue preclinical and clinical development of additional lysins. In addition to the lysins we have licensed from Rockefeller and our in-house lysin discovery program, we have an active collaborative research agreement where we provide funding for the discovery of new lysins with Dr. Vincent Fischetti’s Laboratory of Bacterial Pathogenesis and Immunology at Rockefeller, where we have the first right to negotiate a license to all discoveries concerning lysins through October 2016. The primary focus of our in-house and sponsored research is the discovery of lysins to target gram-negative bacteria.

Monoclonal Antibodies

We are exploring combination therapy with mAbs that bind to target bacteria or viruses and block certain biological activities or recruit other parts of the immune system to destroy the pathogenic target. The strategies of our mAb program include: (1) targeting conserved regions of the virus or bacteria which are not prone to mutation and (b) targeting multiple proteins expressed from different genes within a bacteria or virus to prevent therapeutic escape and (c) combining mAbs to cover multiple strains for superior outcomes.

Our antibodies are generated by genetic engineering using phage display libraries, isolated directly from human blood samples or other available technologies, enabling the screening of billions of human mAbs with different binding sites. Once the best monoclonal antibodies are isolated, we use protein engineering techniques to optimize important antibody attributes such as pharmacokinetic profile, effector function engagement, antibody format (such as Fabs and bispecifics), and manufacturing efficiency. The common properties provide for a unique ability to create a therapeutic combination of mAbs.

Our Lead mAb Program: CF-404

We are developing a combination of three human mAbs against influenza as a treatment for life-threatening seasonal and pandemic influenza infections, a disease that kills as many as 49,000 people annually in the U.S. alone. We expect to complete the required manufacturing and preclinical studies to file an IND for CF-404 in 2016. Our preclinical studies to date have shown that CF-404 may have the following attributes:

•	Broad activity against influenza in one combination drug. CF-404 exhibits broad activity against influenza strains, including the three principal strains (H1, H3 and B). By targeting a conserved region on the virus, we believe CF-404 bypasses the effects of seasonal change, which allows (1) our mAbs to cross-react and neutralize many different influenza strains; (2) for the production of a single therapeutic combination of only three mAbs covering all human seasonal and most pandemic influenza strains; and (3) for an immediate therapeutic effect that cannot be obtained by vaccination which typically requires weeks.

•	Minimal resistance potential. Our mAbs react with the principal protein, hemagglutinin, on the surface of influenza at a region referred to as the hemagglutinin stalk. Because the hemagglutinin stalk is genetically stable and therefore represents a conserved region of the virus, it does not vary from one season to another.

•	Minimal competition. There are only four approved drugs for the treatment of influenza—Tamiflu, Relenza, Symmetrel and Flumadine—although only Tamiflu is widely used in practice. Influenza has demonstrated an increasing resistance to Tamiflu, and the clinical benefit of Tamiflu is greatest when antiviral treatment is administered early, especially within 48 hours of influenza illness onset. Based on preclinical data, we believe treatment with our mAbs may be effective even when given 96 hours after infection.

Influenza Research

In preclinical studies, our combination of mAbs in CF-404 cross-reacts with all strains of influenza, including the three principal strains (H1, H3 and B). These mAbs react with the principal protein, hemagglutinin, on the surface of influenza at a region referred to as the hemagglutinin stalk which is genetically stable and does not vary from one season to another. We have produced mAbs that are reactive with the stalk region of hemagglutinin for the entire natural history of the H3 influenza (1968-present), H1 influenza (1918-present; seasonal and swine flu), other strains of type A influenza (including H5), and Type B influenza.

We have tested our mAbs in mouse models to evaluate protection against lethal infection with influenza in “proof-of-concept” experiments. These data demonstrated that our anti-H1 (CF-401), anti-H3 (CF-402) and anti-B mAbs (CF-403) were able to protect animals from lethal challenge. Importantly, our in vivo animal studies show that treatment with our mAbs appears to provide greatly enhanced potency compared to treatment with other mAbs.

Figure 8 below shows the results of an experiment using CF-401 in a mouse model of HINI influenza infection, in which body weight loss is used as a proxy of disease progression (and ultimately, death). In this figure, we also demonstrate that at equivalent dosing of 1 mg/kg, CF-401 was far superior to a competitor’s mAb currently in clinical development. Control mice treated with buffer (diamonds) succumbed to viral infection within 9 days. Administration of a single treatment, 24 hours post-infection, of a competitor’s antibody (triangles) resulted in clinical failure at an identical rate as the no treatment group. When CF-401 (circles) was administered as a single treatment, 24 hours post-infection, the mice appeared perfectly healthy, with weight changes identical to animals that did not receive challenge with influenza (squares).

Figure 8: Effectiveness of CF-401 in Mouse Model of Influenza

As the goal of our influenza program is to produce a combination of mAbs with efficacy against all human seasonal strains of influenza, we have formulated a combination of three mAbs (“CF-404”) and tested it in animal models of disease. Figure 9 below shows how CF-404 cured mice infected with three different strains of influenza, regardless of the strain (H1N1, H3N2 or B). Control mice treated with buffer (triangles) all succumbed to viral infection within 7-9 days. By contrast, when we administered a single treatment of our anti-Influenza combination CF-404 (squares) 24 hours post-infection, the infected mice appeared perfectly healthy, with weight changes comparable to healthy mice (not pictured).

Figure 9: Effectiveness of CF-404 in Mouse Model

Currently, the SOC treatment for influenza is Tamiflu. Tamiflu, however, has several limitations, including emerging resistance. In 2009, just prior to the emergence of the pandemic H1N1 swine flu, the CDC cautioned against the use of Tamiflu for the treatment of H1N1 seasonal influenza due to nearly complete drug-resistance of the virus (in 2006 <1% of H1N1 were resistant, by 2009 that figure jumped to >98%). As previously discussed, due to the targeting of conserved regions on the hemagglutinin, we do not anticipate resistance will occur to our mAbs. The second major limitation of Tamiflu is its narrow time window to treat a patient and still be efficacious. The clinical benefit of Tamiflu is greatest when administered early in a patient’s infection, especially within 48 hours of illness onset. To compare the time-to-treat windows of our mAbs to Tamiflu, H1N1 influenza-infected mice were treated with either a single administration of CF-401or a 5 day course of Tamiflu beginning 24-96 hours post infection (“HPI”). Figure 10 below shows the findings of that study, including the finding that Tamiflu treatment had to have been initiated by 24 HPI to cure mice, while treatments beginning at 48, 72 or 96 HPI resulted in 100% death by day 14. In contrast, a single treatment with CF-401 resulted in 100% survival when given any time up to 72 HPI and in 80% survival when given 96 HPI. This result suggests that our mAb treatment may provide effective treatment to influenza patients at later times post-infection when Tamiflu is no longer effective.

Figure 10: Our mAbs Provide Greater Therapeutic Window than Tamiflu® in Mouse Model

We believe our combination for the treatment of influenza is a novel approach addressing a high unmet medical need (influenza causes up to 49,000 deaths per year in U.S. alone) and would offer competitive advantages to the only product widely used on the market today if successfully developed and approved.

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

We also depend upon the skills, knowledge, experience and know-how of our management and research and development personnel, as well as that of our advisors, consultants and other contractors. To help protect our proprietary know-how, which is not patentable, and for inventions for which patents may be difficult to enforce, we currently rely and will in the future rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we will require all of our employees, consultants, and other contractors (including any consultants or contractors we may retain for purposes of any of our ad hoc Clinical Advisory Boards) to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

Our lysin portfolio consists of eleven (11) U.S. patents, four (4) foreign patents and fifty-seven (57) U.S. and international patent applications that we have licensed from Rockefeller and/or developed in-house. The patents and patent applications are directed to compositions and methods for the treatment of infections caused by Group B Streptococci, Staphylococcus aureus, Streptococcus pneumonia, Bacillus anthracis (anthrax), Enterococcus faecalis and Enterococcus faecium. These patents will expire between 2023 and 2029. If patents are granted on our patent applications, which include the patent applications for CF-301, they would expire between 2032 and 2033.

Our influenza patent portfolio consists of forty-one (41) U.S. and foreign patent applications, which we have licensed from Trellis and/or developed in-house. The patent applications are directed to compositions relating to influenza antibodies as well as to pharmaceutical compositions for administration to patients and to methods for their use in conferring passive immunity against various influenza strains and clades. If patents are granted on these patent applications they would expire between 2031 and 2036.

The U.S. patent system permits the filing of provisional and non-provisional patent applications. A non-provisional patent application is examined by the United States Patent and Trademark Office (“USPTO”), and can issue as a patent once the USPTO determines that the claimed invention meets the various standards for patentability. A provisional patent application is not examined or prosecuted, and automatically expires 12 months after its filing date if a non-provisional application is not filed based on the provisional application within that 12-month period. Provisional applications are often used, among other things, to establish a priority filing date for the subsequently filed non-provisional patent application. The term of individual patents depends upon the legal term for patents in the countries in which they are filed. In most countries in which we file, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in granting a patent. Alternatively, a patent’s term may be shortened if a patent is terminally disclaimed over another patent.

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

In consideration for the licenses, we paid Rockefeller license initiation fees in cash and stock and may be required to pay an annual maintenance fee, milestone payments and royalties on net sales from products to Rockefeller. We are allowed to grant sublicenses to third parties without prior approval, subject to certain conditions and the payment of a certain percentage of all payments we receive from sublicensees.

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

License Agreement—Trellis Bioscience LLC

On January 29, 2014, we entered into a license agreement with Trellis that gives us exclusive rights to all Trellis mAbs in the field of influenza discovered from their CellSpot platform. Particularly, the license provides us with three fully human mAbs that bind, neutralize and protect animals from all strains of H1, H3 and B influenza, and that will also cross bind, neutralize and protect animals from other seasonal or pandemic influenza strains that may arise (including H5N1 and H7N9). We have selected our three lead mAbs for the H1, H3, and B influenzas and are currently producing these antibodies at scale using manufacturing-grade expression systems and performing IND-enabling studies.

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

Collaborative Research Agreements—The Rockefeller University

Beginning in October 2009, we entered into a research agreement with Rockefeller where we provided funding for research focused on producing and testing monoclonal antibodies against proteins of Staph aureus. On October 24, 2011, we entered into a second research agreement with Rockefeller, where we provide funding for the research primarily to identify lysins, enzymes or small molecules that will kill gram-negative bacteria, and to identify and characterize lysins from Clostridia difficile to be engineered into gut commensal bacteria.

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

CF-301 is a first-in-class drug candidate and we believe will be among the first lysins to enter human clinical trials. We believe there is no clinical competitor to CF-301 as it was designed with at least six attributes that no single antibiotic possesses, including: (1) a novel mechanism of action, (2) specificity for a target bacteria (only Staph aureus), (3) rapid speed of action, (4) activity across all drug-sensitive and drug-resistant strains of the target bacteria (including MRSA, VRSA and DRSA), (5) the ability to eradicate biofilms, and (6) synergy with antibiotics. Staph aureus bacteremia is typically treated with oxacillin, or for MRSA strains, daptomycin and vancomycin. Vancomycin is currently a generic drug and we expect daptomycin to reach the end of its patent life by the time CF-301 comes to market, if approved. We do not see market competition with these drugs, as our strategy is to combine CF-301 with these drugs to aim for superiority over any one of those drugs alone. Additionally, we anticipate similar synergy and approach with identifiable clinical development molecules, such as Teflaro from Cerexa Inc.

Recently, iNtRon Biotechnology Inc., a biotechnology company located in South Korea, completed the first Phase I human clinical trial for SAL-200, an endolysin-based drug candidate for multidrug-resistant Staph aureus infections. We will continue to monitor the advancements of SAL-200 as data become available.

CF-404 is intended for the treatment of life-threatening seasonal and pandemic influenza infections. We believe CF-404 has competitive advantages in that it potentially addresses the short-comings of currently marketed products (Tamiflu, Relenza and Rapivab) and other products in development for the following reasons: (1) it may not be prone to drug-resistance due to targeting conserved regions of the influenza virus, (2) it may provide for an increased “time-to-treat” window compared to Tamiflu, Relenza and Rapivab, which are indicated to be used within 48 hours of symptom onset, and (3) it may provide complete coverage against all seasonal and most potential pandemic strains of human influenza without the need for annual reformulation, including influenza B.

CF-404 may directly or indirectly compete with other products already in development from F. Hoffmann-La Roche Ltd., Genentech, Inc., Crucell N.V, Vertex Pharmaceuticals Incorporated, Theraclone Sciences, Inc., Toyama Chemical Co., Ltd., Romark Laboratories, L.C., Biota Pharmaceuticals, Inc., Adamas Pharmaceuticals, Inc., Activaero GmbH, Far East Bio-Tec Co. Ltd, Visterra Inc., MedImmune LLC, Ansun Biopharma, Inc. and others with early stage product candidates.

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

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical or clinical manufacturing, testing, as well as for commercial manufacture of any products that we may commercialize. We employ the services of Fujifilm UK to supply the drug substance for CF-301. We do not yet have contracts to produce a commercial supply of the drug substance for CF-301; however, we intend to pursue agreements with Fujifilm UK to do so. We employ the services of CanGene to produce CF-301 in its final vialed drug product form. We do not have contracts for the commercial supply of CF-301. We intend to pursue agreements with third party manufacturers regarding commercial supply of vialed drug product at an appropriate future time. We may choose to locate second fill finish third party manufacturers to supply other world regions such as the European Union or Asia.

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

Research and Development Expenses

We have invested $15.0 million, $8.9 million and $9.1 million in research and development expenses for the years ended December 31, 2015, 2014 and 2013, respectively.

Government Regulation

The production, distribution, and marketing of products employing our research and intellectual property or that we may license from third parties are subject to extensive governmental regulation in the United States and in other countries. In the United States, our products will be regulated as biologics and subject to the Federal Food, Drug, and Cosmetic Act, as amended (the “FDC Act”), the Public Health Service Act, as amended (the “PHSA”) and the regulations of the FDA, as well as to other federal, state, and local statutes and regulations. These laws, and similar laws outside the United States, govern the research, development, clinical and preclinical testing, manufacture, safety, effectiveness, approval, labeling, distribution, sale, import, export, storage, record-keeping, reporting, advertising, and promotion and marketing of our products. Product development and approval within this regulatory framework, if successful, will require the expenditure of substantial resources and take years to achieve. Violations of regulatory requirements at any stage may result in various adverse consequences, including the FDA’s and other health authorities’ delay in approving or refusal to approve a product and may result in enforcement actions and administrative or judicial sanctions.

The following provides further information on certain legal and regulatory requirements that have the potential to affect our operations and the future marketing of our products.

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The FDC Act and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-

approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Biological products used for the prevention, treatment, or cure of a disease or condition of a human being are subject to regulation under the FDC Act, except the section of the FDC Act which governs the approval of new drug applications (“NDAs”). Biological products are approved for marketing under provisions of PHSA, via a BLA. However, the application process and requirements for approval of BLAs are very similar to those for NDAs, and biologics are associated with similar approval risks and costs as drugs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational new drug or biologic to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice (“GCP”), an international standard meant to protect the rights and health of healthy volunteers or patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on healthy volunteers or patients in the U.S. and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The NDA or BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA or BLA is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee, currently set at $2,374,200, and the manufacturer and/or sponsor under an approved NDA or BLA are also subject to annual product and establishment user fees, currently set at $114,450 per product and $585,200 per establishment. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs and BLAs. The FDA aims to review applications for standard review drug or biologic products within twelve months of the submission of the application, and the goal is to review applications for priority review drugs or biologics in eight months of the date of submission. Priority review can be applied to applications for drugs or biologics that are intended to treat a serious disease or condition and that, if approved, would provide a significant improvement in safety or effectiveness. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

Fast Track Designation and Accelerated Approval

The FDA administers a number of programs to facilitate the development, and expedite the review, of drugs or biologics that are intended for the treatment of serious or life-threatening diseases or conditions. For instance, a sponsor may seek the FDA’s designation of its product candidate as a “fast track” product. Fast track products are those products intended for the treatment of a serious or life-threatening disease or condition and which demonstrate the potential to address unmet medical needs for such disease or condition. Drugs that qualify as a qualified infectious disease product, or QIDP, under the recently enacted Generating Antibiotic Incentives Now, or GAIN Act, are also eligible for fast track designation.

Under the fast track program, the sponsor of a new drug or biologic candidate may request that the FDA designate the candidate for a specific indication as a fast track drug or biologic concurrent with, or after, the filing of the IND for the candidate. The FDA must determine if the drug or biologic candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. If fast track designation is obtained, the FDA may initiate review of sections of a the marketing application before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for the remaining information. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA or BLA is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process. In addition, a product candidate that receives fast track designation is eligible for more frequent meetings with the FDA to discuss the product’s development plan and ensure collection of appropriate data needed to support approval and more frequent communications from FDA regarding such things as the design of the proposed clinical trials and use of biomarkers, as applicable. In August 2015, the FDA granted fast track designation to CF-301 for the treatment of Staph aureus bacteremia, including endocarditis.

In some cases, a fast track product may be approved under the accelerated approval program, which means that the approval may be made on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints.

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

Biosimilars

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), created an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical study, absent a waiver by the Secretary. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. In March 2015, the FDA approved the first biosimilar product in the U.S., though no interchangeable products have been approved under the BPCIA to date. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation which are still being evaluated by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that company’s own preclinical and clinical data from adequate and well-controlled trials to demonstrate the safety, and efficacy of their product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product may also enjoy a period of exclusivity. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

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

Other Domestic Regulatory Requirements

In the United States, the research, manufacturing, distribution, sale, and promotion of drug and biological products are potentially subject to regulation by various federal, state, and local authorities in addition to the

FDA, including the Centers for Medicare and Medicaid Services, other divisions of the United States Department of Health and Human Services (e.g., the Office of the Inspector General), the United States Department of Justice and individual United States Attorneys’ offices within the Department of Justice, and state and local governments. For example, sales, marketing, and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or “HIPAA”, as amended by the Health Information Technology and Clinical Health Act, or “HITECH”, and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection, unfair competition, and other laws, and violations of these laws may result in imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs.

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. The federal healthcare program Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations of the Anti-Kickback Statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

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

HIPAA also created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit reports to the government by the 90th day of each calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

Healthcare Reform

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

In March 2010, the Affordable Care Act was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

In addition, other legislative changes have been proposed and adopted in the United States since the Health Care Reform Law was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, due to subsequent legislative amendments to the statute, and will remain in effect through 2025 unless additional Congressional action is taken.

If additional state and federal healthcare reform measures are adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, we could expect such measures to result in reduced demand for our product candidates or additional pricing pressures.

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

Employees

As of March 9, 2016, we had 31 full-time employees, including 9 employees with M.D. or Ph.D. degrees. Of these full-time employees, 15 employees are engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Since inception, we have incurred significant operating losses. Our net loss was $25.1 million for the year ended December 31, 2015. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

We currently operate with limited resources. We believe that our cash, cash equivalents and marketable securities balance of $32.9 million as of December 31, 2015 will be sufficient to fund our projected operations into the first half of 2017. Depending on the level of cash used in or generated from operations, additional capital may be required to sustain operations. We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. Meaningful revenues will likely not be available until and unless any future product candidates are approved by the FDA or comparable regulatory agencies in other countries and successfully marketed, either by us or a partner, an outcome which may not occur. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. If we are unable to continue as a going concern, you could lose all or part of your investment in our Company.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the clinical development of CF-301 and commence the clinical development of CF-404, make acquisitions of new products and technologies and, possibly, acquire and develop other product candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

We were incorporated in 2008 and commenced active research operations in 2010. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital and acquiring and developing CF-301, CF-404 and other potential products. We have not yet demonstrated our ability to successfully complete Phase 2 or Phase 3 clinical trials, obtain marketing approval, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Under Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our past transactions, we may have experienced an “ownership change.” At this time, we have not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since our formation, due to the costs and complexities associated with such a study. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted. Further, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for federal or state tax purposes. As of December 31, 2015, we had federal and state net operating loss carryforwards of approximately $91.6 million and $96.1 million, respectively, and federal research and development credits of approximately $1.5 million, the use of which could be limited or eliminated by virtue of one or more “ownership changes.”

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

The process required to obtain approval for commercialization from the FDA and similar foreign authorities is unpredictable, and typically takes many years even after the commencement of clinical trials, depending on numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to obtain regulatory approval may change during the course of a product’s clinical development. We may fail to obtain regulatory approval for CF-301, CF-404 or any other product candidate for many reasons, including the following:

•	we may not be able to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that CF-301, CF-404 or any other product candidate is safe and effective for any indication;

•	the results of clinical trials may not meet the level of clinical or statistical significance required for approval by the FDA or comparable foreign regulatory authorities;

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may not be able to demonstrate that CF-301, CF-404 or any other product candidate’s clinical and other benefits outweigh its safety risks;

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the FDA or comparable foreign regulatory authorities may identify deficiencies in data generated at our clinical trial sites;

•	the FDA or comparable foreign regulatory authorities may identify deficiencies in the clinical practices of the third-party contract research organizations (“CROs”) we use for clinical trials; and

•	the FDA or comparable foreign regulatory authorities may identify deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators enter into agreements for clinical and commercial supplies.

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

Before obtaining marketing approval from regulatory authorities for the sale of CF-301, CF-404 or any other product candidate, we must complete preclinical development and conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

Our clinical trials may be suspended at any time for a number of reasons. For example, it is possible that exposure to CF-301 could result in adverse clinical events such as localized inflammation in the region surrounding blood vessels, or having a hypersensitivity reaction, such as serum sickness or anaphylaxis. A clinical trial may be prevented from commencing or may be suspended or terminated by us, our collaborators, IRBs, the FDA or other regulatory authorities due to the risks of or occurrence of such adverse events, an unacceptable safety risk to participants, a failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, presentation of unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using the investigational drug, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or negative or equivocal findings of the data safety monitoring board or IRBs for a clinical trial. We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants. If we elect or are forced to suspend or terminate any clinical trial of any product candidates that we develop, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues, if at all, from any of these product candidates will be delayed or eliminated. Any of these occurrences may significantly harm our business.

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

We rely on CROs to conduct our preclinical studies and will rely on CROs to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining, or may ultimately not be able to obtain, regulatory approval for commercialization of CF-301, CF-404 or any other product candidates.

We have relied and will continue to rely on CROs for the execution of our preclinical studies and to recruit patients and monitor and manage data for our clinical programs for CF-301, CF-404 or any other product candidate. We control only certain aspects of our CROs’ activities, but we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards. Our reliance on the CROs does not relieve us of these regulatory responsibilities. We and our CROs are required to comply with the FDA’s regulations and current good clinical practices (“GCPs”), which is an international guideline meant to protect the rights and health of clinical trial subjects. The FDA enforces its regulations and GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our product candidates. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs. In addition, to evaluate the safety and effectiveness of CF-301, CF-404 or any other product candidate to a statistically significant degree, our clinical trials will require an adequately large number of test subjects. Any clinical trial that a CRO conducts abroad on our behalf is subject to similar regulation. Accordingly, if our CROs fail to comply with these regulations or recruit a sufficient number of patients, we may have to repeat clinical trials, which would delay the regulatory approval process.

In addition, our CROs are not our employees and we cannot control whether or not they devote sufficient time and resources to our non-clinical, preclinical or clinical programs. Our CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize CF-301, CF-404 or any other product candidate that we seek to develop. As a result, our financial results and the commercial prospects for CF-301, CF-404 or any other product candidate that we seek to develop would be harmed, our costs could increase and our ability to generate revenues could be delayed or ended.

We have no experience as a company in bringing a drug to regulatory approval.

As a company, we have never obtained regulatory approval for, or commercialized, a drug or biologic. It is possible that the FDA may refuse to accept any or all of our planned BLAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of CF-301, CF-404 or any other product candidate. If the FDA does not accept or approve any or all of our planned BLAs, it may require that we conduct additional preclinical, clinical or manufacturing validation studies, which may be costly, and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA required studies, approval of any BLA or application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any delay in obtaining, or an inability to obtain, regulatory approvals would prevent us from meeting our timelines for commercializing CF-301, CF-404 or any other product candidate, generating revenues and achieving and sustaining profitability.

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

We have not yet manufactured all supplies for our contemplated Phase 3 human clinical trials, scaled up the process for manufacture, validated the process, or contractually secured third parties for manufacture and commercial supply.

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

Even if CF-301, CF-404 or any other product candidates that we develop is approved by the appropriate regulatory authorities for marketing and sale, physicians may not prescribe the approved product. Market acceptance of CF-301, CF-404 and any other product candidate that we develop by physicians, patients and payors will depend on a number of factors, many of which are beyond our control, including:

•	the indications for which the product is approved;

•	acceptance by physicians and payors of each product as a safe and effective treatment;

•	the availability, efficacy and cost of competitive drugs;

•	the effectiveness of our or any third-party partner’s sales force and marketing efforts;

•	the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations;

•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;

•	the availability of coverage and adequate reimbursement by third parties, such as insurance companies and other health care payors, and/or by government health care programs, including Medicare and Medicaid;

•	limitations or warnings contained in a product’s FDA-approved labeling; and

•	prevalence and severity of adverse side effects.

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

Coverage and reimbursement may not be available for CF-301, CF-404 or any other product candidates that we develop, which could make it difficult for us to sell our products profitably.

Market acceptance and sales of CF-301, CF-404 or any other product candidate that we develop will depend on coverage and reimbursement policies and may be affected by health care reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for CF-301, CF-404 or any other product candidate that we develop. Also, we cannot be sure that the amount of reimbursement available, if any, will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize CF-301, CF-404 or any other product candidate that we develop.

In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act (“MMA”), changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by those covered by Medicare under a new Part D and introduced a new reimbursement methodology based on average sales prices for Medicare Part B physician-administered drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies whereby they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates, and therefore any reduction in Medicare reimbursement may result in a similar reduction in payments from private payors.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”), became law in the United States. The goal of the Affordable Care Act is to reduce the cost of health care and substantially change the way health care is financed by both governmental and private insurers. The Affordable Care Act, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees on manufacturers of certain branded prescription drugs, required manufacturers to participate in a discount program for certain outpatient drugs under Medicare Part D and promoted programs that increase the federal government’s comparative effectiveness research, which will impact existing government healthcare programs and will result in the development of new programs. An expansion in the government’s role in the United States healthcare industry may further lower rates of reimbursement for pharmaceutical products.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers.

While we cannot predict the impact these new laws will have in general or on our business specifically, they may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of CF-301 or any future products.

We expect to experience pricing pressures in connection with the sale of CF-301, CF-404 and any other product candidate that we develop, due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain coverage and reimbursement for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

Even if we obtain FDA approval of CF-301, CF-404 or any other product candidate, we may never obtain approval or commercialize our products outside of the United States, which would limit our ability to realize their full market potential.

In order to market CF-301, CF-404 or any other products outside of the United States, we must comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in the United States or any foreign country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in the United States or any foreign country and we do not have experience as a company in obtaining regulatory approval in international markets.

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

CF-301, CF-404 and any other product candidate that we develop and the activities associated with their development and commercialization, including their design, testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, importation and exportation are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any product from regulatory authorities in any jurisdiction. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. CF-301, CF-404 and any other product candidate that we develop may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. If we experience delays in obtaining approvals or if we fail to obtain approval of our product candidates that we develop, our ability to generate revenues will be materially impaired.

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

Our product candidates may face competition sooner than anticipated.

The Patient Protection and Affordable Care Act, or Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•	the federal healthcare Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•	the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•	the federal transparency requirements under the Affordable Care Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report to the Department of Health and Human Services information related to physician payments and other transfers of value and ownership and investment interests held by physicians and their immediate family members and payments or other transfers of value made to such physician owners; and

•	analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

Our success and the execution of our growth strategy depend largely on the continued service of our senior executive management team. We cannot be certain that changes in management or our board of directors will not lead to additional management departures or changes, affect our ability to hire or retain key personnel, or otherwise negatively affect our business. Additionally, we cannot be assured of the continued service of our senior management team. The unexpected loss of any members of our senior management team could be disruptive to our operations, jeopardize our ability to raise additional funding and have an adverse effect on our business.

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

The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Assuming the other requirements for patentability are met, historically, in the United States, the first to make the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. The United States currently uses a first-inventor-to-file system in which, assuming the other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Moreover, we may be subject to a third party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, litigation, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Prior to our initial public offering, there was no public market for our common stock and Class A Warrants to purchase one share of common stock at an exercise price of $4.80 per share (the “Class A Warrants”). The trading price of our securities is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond are control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

•	our ability to implement our preclinical, clinical and other development or operational plans;

•	adverse regulatory decisions;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	new laws or regulations, or new interpretations of existing laws or regulations, applicable to our business;

•	actual or anticipated fluctuations in our financial condition or annual or quarterly results of operations;

•	our cash position;

•	public reaction to our press releases, other public announcements and filings with the SEC;

•	changes in investor and financial analyst perceptions of the risks and condition of our business;

•	changes in, or our failure to meet, performance expectations of investors or financial analysts (including, without limitation, with respect to the status of development of our lead product candidates);

•	changes in market valuations of biotechnology companies;

•	changes in key personnel;

•	increased competition;

•	sales of common stock by us or members of our management team;

•	trading volume of our common stock and Class A Warrants;

•	issuances of debt or equity securities;

•	the granting or exercise of employee stock options or other equity awards;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	ineffectiveness of our internal controls;

•	actions by institutional or other large shareholders;

•	significant lawsuits, including patent or stockholder litigation;

•	general political, market and economic conditions; and

•	other events or factors, many of which are beyond our control.

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

In addition, if we issue our common shares and/or warrants in a future offering (or, in the case of our common stock, the exercise of outstanding warrants to purchase our common stock), it could be dilutive to our security holders.

Future sales of our common stock or warrants may cause the market price of our securities to decline.

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. We have 27.5 million shares of common stock outstanding. As of March 9, 2016, 22.8 million shares of our outstanding common stock are freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have Class A Warrants to purchase 6.9 million shares of common stock outstanding as of March 9, 2016. All shares of common stock underlying the Class A Warrants will be freely tradable upon exercise of the Class A Warrants unless held by our affiliates. The remaining shares of common stock and the shares of common stock underlying our Class A Warrants are, or will be upon exercise of the Class A Warrants, “restricted securities,” as that term is defined in Rule 144 under the Securities Act, and will be freely tradable subject to the applicable holding period, volume, manner of sale and other limitations under Rule 144 or Rule 701 of the Securities Act.

We have registered 3,358,270 shares of our common stock as of December 31, 2015 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

Our executive officers and directors hold a significant concentration of our common stock, which could limit the ability of our other stockholders to influence the direction of our Company.

As calculated by the SEC rules of beneficial ownership, our executive officers and directors of our Company own 14.7% of our outstanding common stock as of March 9, 2016. Accordingly, they collectively have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets and (iii) amendments to our certificate of incorporation or bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. These individuals also have significant control over our business as officers and directors of our Company. There is a risk that they may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

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

If the price of shares of our common stock does not increase to an amount sufficiently above the exercise price of the Class A Warrants during the exercise period of the Class A Warrant, you may be unable to recover any of your investment in the Class A Warrants. There can be no assurance that any of the factors that could impact the trading price of our common stock will result in the trading price increasing to an amount that will exceed the exercise price or the price required for you to achieve a positive return on your investment in the Class A Warrants.

Holders of the Class A Warrants have no rights as common stockholders until they acquire our common stock.

Until holders of the Class A Warrants acquire shares of our common stock upon exercise of the Class A Warrants, such holders have no rights with respect to our common stock issuable upon exercise of the Class A Warrants, including the right to receive dividend payments, vote or respond to tender offers. Upon exercise of a holder’s Class A Warrants, such holder will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

Although we are required to use our best efforts to maintain an effective registration statement covering the issuance of the shares of common stock underlying the Class A Warrants at the time that holders of our Class A Warrants exercise their Class A Warrants, we cannot guarantee that a registration statement will continue to be effective, in which case holders of our Class A Warrants may not be able to receive freely tradable shares of our common stock upon exercise of the Class A Warrants.

Holders of our Class A Warrants are able to exercise the Class A Warrants and receive freely tradable shares only if (i) a current registration statement under the Securities Act relating to the shares of our common stock underlying the Class A Warrants is then effective, or an exemption from such registration is available, and (ii) such shares of our common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of Class A Warrants reside. Although we have undertaken, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares of common stock underlying the Class A Warrants, we may not be able to do so. If we are not able to do so, holders may not be able to exercise their Class A Warrants and receive freely tradable shares of our common stock but rather may only be able to receive restricted shares upon exercise. In addition, we have agreed to use our best efforts to register the shares of our common stock underlying the Class A Warrants under the blue sky laws of the states of residence of the existing holders of the Class A Warrants, to the extent an exemption is not available. The value of the Class A Warrants may be greatly reduced if a registration statement covering the shares of our common stock issuable upon exercise of the Class A Warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of Class A Warrants reside.

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

We have broad discretion in the use of the net proceeds from our initial public offering and private placement and may not use them effectively.

Our management has broad discretion in the application of the net proceeds from our initial public offering and private placement and could spend the proceeds in ways that do not enhance the value of our common stock. Because of the number and variability of factors that will determine our use of the net proceeds from our completed offerings, their ultimate use may vary substantially from their currently intended use. The failure by our management to apply these funds effectively could delay the development of our product candidates or have a material adverse effect on our business. Pending their use, we may invest the net proceeds from the offering in a manner that does not produce income or that loses value. If we do not apply or invest the net proceeds from the offering in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause the price of our securities to decline.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

In the second quarter of 2011, we opened our corporate headquarters and laboratory in Yonkers, New York. This 15,000 sq. ft. mixed use office, laboratory space consists of open laboratory and suites for molecular biology, microbiology, tissue culture, microscopy, a vivarium, and a robotics suite. This facility is leased through December 31, 2027.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on the NASDAQ Capital Market under the symbol “CFRX”. Trading of our common stock commenced on September 12, 2014, the first date that shares of our common stock were publicly traded. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sales prices of our common stock as reported on the NASDAQ Capital Market for each quarter in the years ended December 31, 2015 and December 31, 2014.

Fiscal Year Ended December 31, 2014	High	Low
Third Quarter (Beginning September 12, 2014)	$5.50	$3.30
Fourth Quarter	$4.44	$2.50

Fiscal Year Ended December 31, 2015
First Quarter	$6.13	$3.50
Second Quarter	$6.24	$3.92
Third Quarter	$5.80	$3.90
Fourth Quarter	$5.35	$3.00

Holders

As of March 9, 2016, there were approximately 1,613 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends to holders of common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2015, we issued 469,492 shares of common stock upon exercise of Class B Warrants. We received aggregate gross proceeds of $1,878,368 from the exercise of the Class B Warrants.

Use of Proceeds from Registered Securities

Pursuant to the Registration Statement on Form S-1 (File No. 333-195378), as amended, that was declared effective by the SEC on July 28, 2014, we registered our units, each unit consisting of one share of common stock, one Class A Warrant to purchase one share of common stock at an exercise price of $4.80 per share and one Class B Warrant to purchase one-half share of common stock at an exercise price of $4.00 per full share (the “Units”), to be sold in our IPO (including 900,000 Units with respect to an over-allotment option granted by us to the underwriters in the offering). We sold a total of 6,000,000 Units in the IPO at an initial public offering price per unit of $6.00 for gross proceeds of $36,000,000, and the underwriter of the IPO exercised its over-allotment option on August 27, 2014 for another 880,333 Units for additional gross proceeds of $5,281,998. The net proceeds of the IPO, after underwriting discount, commissions and offering expenses, to the Company were approximately $35.0 million.

There has been no material changes in the planned use of proceeds from our IPO, as described in our final prospectus filed with the SEC on July  29, 2014 pursuant to Rule 424(b)(1) under the Securities Act related to the Company’s IPO.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

We derived the financial data for the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014 from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the financial data for the year ended December 31, 2012 and as of December 31, 2013 and 2012 from our audited financial statements that are not included elsewhere in this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace our financial statements and related notes. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
Statement of Operations Data	2015	2014	2013	2012
Loss from operations	$(25,065,336)	$(16,935,911)	$(19,296,434)	$(19,154,173)
Net loss attributable to common stockholders	$(25,120,964)	$(34,617,536)	$(23,620,702)	$(19,283,454)
Net loss per share of common stock, basic and diluted	$(1.08)	$(3.86)	$(23.35)	$(19.16)

	As of December 31,
Balance Sheet Data	2015	2014	2013	2012
Cash, cash equivalents and marketable securities	$32,921,653	$27,393,059	$4,145,270	$7,886,264
Total assets	35,861,137	30,053,622	9,683,835	13,205,664
Long-term liabilities	1,416,443	1,249,046	16,481,765	1,502,946
Total stockholders’ equity (deficit)	30,675,510	25,581,507	(52,910,500)	(32,231,516)

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

Overview

We are a clinical-stage biotechnology company focused on discovering and developing therapeutic protein and antibody products for the treatment of life-threatening infectious diseases, including those caused by drug-resistant pathogens, particularly those treated in hospital settings. Drug-resistant infections account for two million illnesses in the United States and 700,000 deaths worldwide each year. We intend to address drug-resistant infections using product candidates from our lysin and monoclonal antibody platforms that target conserved regions of either bacteria or viruses. Lysins are enzymes derived from naturally occurring bacteriophage, which are viruses that infect bacteria. When recombinantly produced and then applied to bacteria, lysins cleave a key component of the target bacteria’s peptidoglycan cell wall, which results in rapid bacterial cell death. Lysins kill bacteria faster than conventional antibiotics, which typically require bacterial cell division and metabolism in order to kill or stop the growth of bacteria. We believe that the properties of our lysins will make them suitable for targeting antibiotic-resistant organisms, such as Staphylococcus aureus (“Staph aureus”) which causes serious infections such as bacteremia, pneumonia and osteomyelitis. In addition, our lysins have demonstrated the ability to clear biofilms in animal models, and we believe they may be useful for the treatment of biofilm-related infections in prosthetic joints, indwelling devices and catheters. Beyond our lysin programs, we are exploring therapies using monoclonal antibodies (“mAbs”) designed to bind to viral targets. Our approach to antibody therapy employs a combination of multiple mAbs to either achieve greater efficacy or provide broader coverage across pathogenic strains.

We have not generated any revenues and, to date, have funded our operations primarily through the issuance and sale of our Units, which consisted of one share of common stock, one Class A Warrant to purchase one share of common stock at an exercise price of $4.80 per share and one Class B Warrant to purchase one-half share of common stock at an exercise price of $4.00 per full share (“Units”), common stock, convertible preferred stock and convertible debt to our investors. As of November 2, 2015, the date of expiration of the Class B Warrants, holders of the Class B Warrants had exercised 4,812,328 Class B Warrants, resulting in the issuance of 2,406,164 shares of the Company’s common stock and the receipt by the Company of approximately $9.6 million in gross proceeds. In June 2015, the Company completed a private placement of securities to institutional investors whereby the investors received an aggregate of 4,728,128 shares of the Company’s common stock and warrants to purchase an additional 2,364,066 shares of common stock at an exercise price of $8.00 per share. The Company received net proceeds of $18.3 million, net of expenses. In August 2014, we completed our IPO, raising net proceeds of $35.0 million, net of an underwriting discount, commissions and offering expenses. In connection with the IPO, our Board of Directors and stockholders approved a 1-for-7 reverse stock split of our common stock. The reverse stock split became effective on July 25, 2014. All share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

We have never been profitable and our net losses from operations were $25.1 million, $30.1 million and $23.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Additionally, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

CF-301: lead lysin program

CF-301 is a parenteral, potent, bactericidal lysin targeting Staph aureus bacteria, making it a highly specific therapeutic candidate for the treatment of patients with Staph aureus bacteremia. We recently concluded a Phase 1 single ascending dose study in healthy volunteers. This trial was a randomized, double-blind, placebo-controlled, dose-escalation trial designed to evaluate the safety, tolerability and PK of four different intravenous doses of CF-301 alone. Subjects were randomized to receive a single IV dose of CF-301 or placebo, each administered as a two hour infusion. We have worldwide development and commercial rights to CF-301 and expect to fund the future development and commercialization costs related to this program.

CF-404: lead mAb program

CF-404 is a potent combination of three mAbs targeting the conserved regions of the influenza virus. CF-404 cross-reacts with all human seasonal strains of influenza, making it a highly specific therapeutic candidate for the treatment of patients with life-threatening varieties of influenza. We initiated IND-enabling activities prior to the end of 2014 and expect to file our IND for CF-404 in the second half of 2016. We have worldwide development and commercial rights to CF-404 and expect to fund the future development and commercialization costs related to this program.

To date, a large portion of our research and development work has related to the establishment of both our lysin and antibody platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and Phase 1 clinical testing of CF-301, the first lysin to enter clinical trials in the U.S. In the future, we intend to continue using our employee and infrastructure resources across multiple development programs well as research projects. In the years ended December 31, 2015, 2014 and 2013, we recorded approximately $15.0 million, $8.9 million and $9.1 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories, by project, including CF-301 and CF-404, as shown below.

The following table summarizes our research and development expenses by category for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Personnel related	$3,178,451	$2,747,487	$3,182,153
Product development	7,457,384	1,311,452	2,044,774
Laboratory costs	1,929,799	1,473,739	1,908,789
External research and licensing costs	1,324,425	1,956,861	1,175,221
Professional fees	724,486	663,039	591,609
Share-based compensation	389,967	715,475	230,629

Total research and development expense	$15,004,512	$8,868,053	$9,133,175

The following table summarizes our research and development expenses by program for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
CF-301	$4,847,190	$1,666,016	$2,567,138
CF-404	3,315,797	1,507,285	—
Other research and development	3,273,107	2,231,790	3,153,255
Personnel related and share-based compensation	3,568,418	3,462,962	3,412,782

Total research and development expense	$15,004,512	$8,868,053	$9,133,175

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

Fair Value of Warrant Liability

In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), we classify and account for our warrant liability as a level 3 financial instrument. The valuation of a level 3 financial instrument requires inputs that reflect our own assumptions that are both significant to the fair value measurement and unobservable. We calculate the fair value estimate of our warrant liability on a recurring basis at each measurement date, based on relevant market information.

We use the Black-Scholes option pricing model to estimate the fair value of our warrant liability using various assumptions that require management to apply judgment and make estimates, including:

•	the expected term of the warrant, which we estimate to be the remaining contractual life;

•	the expected volatility of the underlying common stock, which we estimate based on the historical volatility of a representative peer group of publicly traded biopharmaceutical companies with similarities to us, including stage of drug development, area of therapeutic focus, number of employees and market capitalization;

•	the risk-free interest rate, which we based on the yield curve of U.S. Treasury securities with periods commensurate with the expected term; and

•	the expected dividend yield, which we estimate to be zero based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. If factors change and different assumptions are used, our warrant liability could be materially different in the future.

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

We use the Black-Scholes option pricing model to estimate the fair value of stock option awards using various assumptions that require management to apply judgment and make estimates, including:

•	the expected term of the stock option award, which we calculate using the simplified method, as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-

Based Payment, as we have insufficient historical information regarding our stock options to provide a basis for an estimate;

•	the expected volatility of the underlying common stock, which we estimate based on the historical volatility of a representative peer group of publicly traded biopharmaceutical companies with similarities to us, including stage of drug development, area of therapeutic focus, number of employees and market capitalization;

•	the risk-free interest rate, which we based on the yield curve of U.S. Treasury securities with periods commensurate with the expected term of the options being valued;

•	the expected dividend yield, which we estimate to be zero based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends; and

•	the fair value of our common stock on the date of grant.

If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, of the Notes to Financial Statements, for a discussion of the impact of new accounting standards on our Financial Statements.

Results of Operations

Comparison of years ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	Dollar Change	% Change
Operating expenses:
Research and development	$15,004,512	$8,868,053	$6,136,459	69%
General and administrative	$10,060,825	$8,067,858	$1,992,967	25%
Other income (expense)	$(55,627)	$(13,213,173)	$13,157,546	(100)%

Research and Development Expenses

Research and development expense was $15.0 million for the year ended December 31, 2015, compared with $8.9 million for the year ended December 31, 2014, an increase of $6.1 million. This increase was primarily attributable to a $4.7 million increase in expenditures on our product candidates as we initiated and concluded our Phase 1 clinical study of CF-301 and continued to progress CF-404 through IND-enabling studies and manufacturing activities. The increase was also due to a $1.4 million increase in our research headcount and related salaries, benefits and laboratory costs in support of the discovery and study of additional product candidates.

General and Administrative Expenses

General and administrative expense was $10.1 million for the year ended December 31, 2015, compared with $8.1 million for the year ended December 31, 2014, an increase of $2.0 million. This increase was primarily attributable to an increase in our administrative and Board of Directors headcount, resulting in an $1.0 million increase in expenses, a $0.7 million increase in costs related to being a public company, including listing fees, filing fees, insurance and investor relations expenses, $0.6 million in severance costs that did not occur in 2014, and a $0.2 million increase in expenses related to business development activities. These increases were partially offset by a $0.5 million decrease in our legal expenses.

Other income (expense)

Other expense was $0.1 million for the year ended December 31, 2015 compared with $13.2 million for the year ended December 31, 2014, a decrease of $13.1 million. In 2015, we had non-cash expense of more than $0.1 million related to the change in fair value of our warrant liability, which was partially offset by interest income of less than $0.1 million from our marketable securities. In 2014, we had non-cash interest charges of $12.4 million related to our Convertible Notes and non-cash expense of $1.2 million related to the change in fair value of our warrant and embedded derivatives liabilities, which were partially offset by $0.4 million of income from the receipt of refundable state tax credits.

Comparison of years ended December 2014 and 2013

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013	Dollar Change	% Change
Operating expenses:
Research and development	$8,868,053	$9,133,175	$(265,122)	(3)%
General and administrative	$8,067,858	$10,163,259	$(2,095,401)	(21)%
Other income (expense)	$(13,213,173)	$(4,324,268)	$(8,888,905)	206%

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

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through proceeds from sales of Units, common stock, convertible preferred stock and convertible debt. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

Since the date of our initial public offering, we have received gross proceeds of $41.3 million from the sale of Units in our IPO, $9.6 million from the exercise of the Class B Warrants issued as part of the Units sold in our IPO and $20.0 million from the sale of securities in a private placement.

As of December 31, 2015, we had approximately $32.9 million in cash, cash equivalents and marketable securities. We primarily invest our cash and cash equivalents in commercial money market accounts and our marketable securities in highly rated corporate debt securities.

In January 2016, we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) to sell shares of our common stock, with aggregate gross sales proceeds of up to $30 million, through an “at the market” equity offering program under which Cowen will act as sales agent. As of the date of this report, we have not sold any shares under the program.

Cash flows

The following table shows a summary of our cash flows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Net cash provided by (used in):
Operating activities	$(22,182,601)	$(14,864,762)	$(14,056,424)
Investing activities	$(21,600,084)	$(1,610,536)	$1,588,570
Financing activities	$28,033,013	$38,052,481	$8,726,860

Net cash used in operating activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities in the year ended December 31, 2015 increased by $7.3 million and $8.1 million as compared to the comparable periods in 2014 and 2013, respectively. This is attributable to the increase in our loss from operations in 2015 as we advanced our product candidates and expanded our research and administrative headcount.

Net cash (used in) provided by investing activities

Net cash used in investing activities in the years ended December 31, 2015 and 2014 resulted from the investment of our cash balances into marketable securities. Net cash provided by investing activities in the year ended December 31, 2013 resulted from the reduction of our restricted cash balances. As of December 31, 2015 and 2014, we had no restricted cash balances on our balance sheet.

Net cash provided by financing activities

Net cash provided by financing activities in the year ended December 31, 2015 resulted primarily from the completion of a private placement of our securities to institutional investors in June 2015, resulting in net proceeds of $18.3 million and the exercise of the Class B Warrants issued as part of the Units sold in our IPO, resulting in net proceeds of $9.7 million. Net cash provided by financing activities in the year ended December 31, 2014 resulted from the issuance of approximately 6.9 million Units on the completion of our IPO, resulting in net proceeds of $35.0 million and the issuance of approximately $3.0 million of our Convertible Notes, which were converted into common stock on the closing of our IPO. In the year ended December 31, 2013, we received net proceeds of $10.6 million from the issuance of Convertible Notes, which were converted into common stock on the closing of our IPO, and repaid approximately $1.9 million of commercial debt.

Funding requirements

All of our product candidates are in early clinical or preclinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	initiate the planned clinical trials of our product candidates;

•	continue our ongoing preclinical studies, and initiate additional preclinical studies, of our product candidates;

•	continue the research and development of our other product candidates and our platform technology;

•	seek to identify additional product candidates;

•	acquire or in-license other products and technologies;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish, either on our own or with strategic partners, a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	maintain, leverage and expand our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

We believe that our existing cash and cash equivalents and marketable securities, together with interest thereon, will be sufficient to fund our operations into the second quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

•	the progress and results of the clinical trials of our lead product candidates;

•	the scope, progress, results and costs of compound discovery, preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the extent to which we acquire or in-license other products and technologies;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•	our ability to establish any future collaboration arrangements on favorable terms, if at all.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no changes during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Director Biographical Information

Biographical information concerning each of our directors is set forth below:

Name	Age	Position
Steven C. Gilman, Ph.D.	63	Director, Chairman of the Board
Roger Pomerantz, M.D., F.A.C.P.	59	Director, Vice Chairman of the Board
Sol Barer, Ph.D.	68	Director, Lead Independent Director
Isaac Blech	66	Director
Julia P. Gregory, M.B.A	63	Director and Chief Executive Officer
David N. Low, Jr.	57	Director
Michael J. Otto, Ph.D.	67	Director
David A. Scheinberg, M.D., Ph.D.	59	Director
Cary W. Sucoff, J.D.	64	Director
Lawrence Yuan Tian, Ph.D.	61	Director

Steven C. Gilman, Ph.D. Dr. Gilman has served as Chairman of our board of directors since May 2015. Until 2015, he served as the Executive Vice President, Research & Development and Chief Scientific Officer at Cubist Pharmaceuticals, a biopharmaceutical company, until its acquisition by Merck & Co. Prior to joining Cubist in 2008, he served as Chairman of the Board of Directors and Chief Executive Officer of ActivBiotics, a privately held biopharmaceutical company. Previously, he worked at Millennium Pharmaceuticals, Inc., where he held a number of senior leadership roles including Vice President and General Manager of the Inflammation franchise, responsible for all aspects of the Inflammation business from early gene discovery to product commercialization. Prior to Millennium, he was Group Director at Pfizer Global Research and Development, where he was responsible for drug discovery of novel antibacterial agents as well as several other therapeutic areas. Dr. Gilman has also held scientific, business, and academic appointments at Wyeth, Cytogen Corporation, Temple Medical School, and Connecticut College. He currently serves on the board of directors of publicly traded companies Vericel Corporation and SCYNEXIS Inc., the Massachusetts Biotechnology Association and the Penn State University Biotechnology Advisory Board. Dr. Gilman received his Ph.D. and M.S. degrees in microbiology from Pennsylvania State University, his post-doctoral training at Scripps Clinic and Research Foundation, and received a B.A. in microbiology from Miami University of Ohio. He has authored over 60 publications and is an inventor on 7 patents. We believe that Dr. Gilman’s significant scientific, executive and board leadership experience in the pharmaceutical and biotechnology industries qualifies him to serve as a member of our board of directors.

Roger J. Pomerantz, M.D., F.A.C.P. Dr. Pomerantz has served as a member of our board of directors since April 2014 and was appointed Vice Chairman in May 2014. Since 2014, Dr. Pomerantz has served as President and Chief Executive Officer of Seres Therapeutics, Inc., a biotechnology company. He has also served as Chairman of the board of directors of Seres since 2013. From 2011 to 2013, he was formerly Worldwide Head of Licensing & Acquisitions, Senior Vice President at Merck & Co., Inc. where he oversaw all licensing and acquisitions at Merck Research Laboratories. Previously, he served as Senior Vice President and Global Franchise Head of Infectious Diseases at Merck. Prior to joining Merck, Dr. Pomerantz was Global Head of Infectious Diseases for Johnson & Johnson Pharmaceuticals. He joined Johnson & Johnson in 2005 as President of Tibotec Pharmaceuticals, Inc. Dr. Pomerantz received his B.A. in Biochemistry at the Johns Hopkins University and his M.D. at the Johns Hopkins School of Medicine. He received post-graduate training at the Massachusetts General Hospital, Harvard Medical School and M.I.T. Dr. Pomerantz is Board Certified in both Internal Medicine and Infectious Diseases. He was Professor of Medicine, Biochemistry and Molecular Pharmacology, Chief of Infectious Diseases, and the Founding Director and Chair of the Institute for Human Virology and Biodefense at the Thomas Jefferson University and Medical School. He has developed nine drugs approved world-wide in important diseases, including HIV, HCV, and tuberculosis. We believe that Dr. Pomerantz’s significant scientific, executive and board leadership experience in drug development and in the pharmaceutical industry qualifies him to serve as a member of our board of directors.

Sol Barer, Ph.D. Dr. Barer has served as a member of our board of directors since April 2011. Dr. Barer served as our Chairman of the board of directors from February 2012 to May 2015. He was appointed Lead Independent Director in May 2015. Dr. Barer spent most of his professional career with the Celgene Corporation. He was Chairman from January 2011 until June 2011, Executive Chairman from June 2010 until Jan 2011 and Chairman and Chief Executive Officer from May 2006 until June 2010. Dr. Barer was the founder of the biotechnology group at the Celanese Research Company which was subsequently spun out to form Celgene. Dr. Barer serves as Chairman of the board of directors of the public companies Edge Therapeutics, InspireMD, and Medgenics, and the private company Centrexion and is on the board of directors of the public companies Aegerion Pharmaceuticals, Amicus Therapeutics and Teva Pharmaceutical Industries. He is an advisor to biopharmaceutical companies and not for profit organizations. He also serves as an investment advisor to the Israel Biotechnology Fund. In 2011 Dr. Barer was Chairman of the University of Medicine and Dentistry of New Jersey Governor’s Advisory Committee which resulted in sweeping changes in the structure of New Jersey’s medical schools and public research universities. He previously served as a Commissioner of the NJ Commission on Science and Technology. He was a member of the Board of Trustees of Rutgers University and served two terms as Chair of the Board of Trustees of BioNJ, the New Jersey biotechnology organization. We believe that Dr. Barer’s significant scientific, executive and board leadership experience in the pharmaceutical and biotechnology industries qualifies him to serve as a member of our board of directors.

Isaac Blech. Mr. Blech has served as a member of our board of directors since August 2010. Mr. Blech is currently Vice Chairman of the board of directors of the public companies Cerecor, Inc., Edge Therapeutics, Inc., WaveGuide Corporation, root9B Technologies, Inc. and SpendSmart Payments Company and the private companies Centrexian Corporation, Regenovation, Inc. and X-4 Pharmaceuticals and Sapience Therapeutics. He is also on the board of directors of the public company Medgenics, Inc. Over the past 35 years, Mr. Blech has helped found some of the world’s leading biotechnology companies, including Celgene Corporation, ICOS Corporation, Pathogenesis Corporation, Nova Pharmaceutical Corporation and Genetic Systems Corporation. These companies are responsible for major advances in oncology, infectious disease and cystic fibrosis. Mr. Blech earned a B.A. degree from Baruch College in 1975. We believe that Mr. Blech’s broad experience as a founder, director and major investor in numerous biotechnology companies qualifies him to serve as a member of our board of directors.

Julia P. Gregory. Ms. Gregory has been our Chief Executive Officer since November 2013 and a director since April 2014, previously serving as Executive Vice President and Chief Financial Officer since July 2012. Prior to joining ContraFect, Ms. Gregory was President and Chief Executive Officer of Five Prime Therapeutics, Inc. (“Five Prime”), a clinical-stage, biotechnology company discovering and developing innovative protein and antibody therapeutics in the fields of oncology and immunology since 2009. Prior to Five Prime, Ms. Gregory was Executive Vice President, Corporate Development and Chief Financial Officer of Lexicon Pharmaceuticals, Inc. (“Lexicon”). While at Five Prime and Lexicon, she led transactions for several strategic partnerships including those with GlaxoSmithKline, Human Genome Sciences, Genentech, Inc., The Bristol-Myers Squibb Company and Takeda Pharmaceutical Company Limited. She was the Chief Financial Officer of Lexicon during its $220 million initial public offering and was involved in the creation of Lexicon’s $500 million private equity investment plan with Invus, LLP. Prior to joining Lexicon, Ms. Gregory served as the head of investment banking for Punk, Ziegel & Company, a specialty technology and healthcare investment banking firm, and was an investment banker with Dillon, Read & Co., Inc. She has served as a director on the board of Clinipace, Inc. on behalf of and as Special Advisor to Morgan Stanley Expansion Capital and on the board of The Global TB Alliance for Drug Development, primarily funded by the Bill & Melinda Gates Foundation. Ms. Gregory received her B.A. from George Washington University’s Elliott School of International Affairs, where she was elected to Phi Beta Kappa, and her M.B.A. from the Wharton School of the University of Pennsylvania. We

believe that Ms. Gregory’s significant financial, executive leadership and board experience qualify her to serve as a member of our board of directors.

David N. Low, Jr. Mr. Low has served as a member of our board of directors since April 2014. Mr. Low has worked as an investment banker since 1987, with broad investment and advisory experience in the life sciences, biotechnology and medical technology sectors. Since 2013, Mr. Low has served as a Senior Advisor at Lazard Freres & Company, an investment bank. From 2002 to 2013, Mr. Low was a member of Lazard’s Life Sciences Group as a Managing Director. Mr. Low has advised on major M&A transactions in the life sciences, biotechnology and medical technology sectors, and has worked with private and public companies to raise capital, including emerging growth companies. Prior to joining Lazard, Mr. Low was a Managing Director at JP Morgan Chase & Co. and a Senior Vice President at Lehman Brothers. Mr. Low serves on the board of directors of the We Teach Science Foundation (as Chairman), the Philharmonia Baroque Orchestra, and the French International School. Mr. Low holds an A.B. from Harvard College, where he graduated cum laude, an M.A. from the Johns Hopkins University School of Advanced International Studies and an M.B.A. from Yale University. We believe that Mr. Low’s significant investment and financial advisory experience qualifies him to serve as a member of our board of directors.

Michael J. Otto, Ph.D. Dr. Otto has served as a member of our board of directors since April 2014. Dr. Otto served as Chief Scientific Officer of Pharmasset from October 1999 until February 2012, when the company was acquired by Gilead Sciences. He led the research team responsible for the discovery of sofosbuvir for the treatment of HCV infections. In previous capacities he has served as Associate Director of Anti-Infectives Clinical Research at Rhône-Poulenc Rorer, Vice President for Research and Development at Avid Therapeutics, Inc., Research Manager at DuPont Pharmaceuticals and Dupont Merck Pharmaceuticals and as Group Leader in the Virology Dept. at Sterling Drug in Rensselaer, NY. Prior to joining Sterling Drug, Dr. Otto was Research Assistant Professor at Yale University School of Medicine, Dept. of Pharmacology. Dr. Otto also served as the US editor for Antiviral Chemistry & Chemotherapy from 1989 until 2012. Dr. Otto holds a B.S. degree from Loyola University of Chicago and a Ph.D. degree in medical microbiology from The Medical College of Wisconsin. He is the author or coauthor of over 100 research papers and book chapters and named inventor on several patents and patent applications. We believe that Dr. Otto’s substantial scientific and executive leadership experience in the pharmaceutical industry qualifies him to serve as a member of our board of directors.

David A. Scheinberg, M.D., Ph.D. Dr. Scheinberg has served as a member of our board of directors since June 2010. Since 2003, Dr. Scheinberg has been the Chairman, of the Molecular Pharmacology and Chemistry Program, Sloan-Kettering Institute. He also founded and chairs the Experimental Therapeutics Center at Memorial Sloan-Kettering Cancer Center, co-chairs the Pharmacology Graduate Program at the Weill-Cornell University Medical College, and is a professor in the Gerstner-Sloan Kettering Graduate School at MSKCC as well as at Weill Cornell Medical College. From 1992 until 2003 he was Chief of Leukemia Service at Memorial Hospital. In 2013 he was Interim Director of Sloan-Kettering Institute. A physician-scientist, Dr. Scheinberg specializes in the care of patients with leukemia. He investigates new therapeutic approaches to cancer, both in the hospital and in the laboratory. The focus of his research is the discovery and development of novel, specific immunotherapeutic agents. Eight therapeutic agents developed by Dr. Scheinberg-which include the first humanized antibodies to treat acute leukemia, the first targeted alpha particle therapies and alpha generators, and the first tumor-specific fusion oncogene product vaccines-have reached human clinical trials. He has published more than 200 peer-reviewed papers, chapters and books. In the private sector, Dr. Scheinberg was Founder and Chairman of the Board of Active Biotherapeutics, Inc., which was acquired by Progenics Pharmaceuticals. He is currently a Director of Progenics Pharmaceuticals, a public company, and a member of the scientific advisory boards of Oncopep and Ensysce pharmaceuticals. Dr. Scheinberg founded and is a Director of the Therapeutics Discovery Institute, a non-profit drug discovery corporation serving Rockefeller University, Weil Cornell Medical College and Memorial Sloan Kettering Cancer Center. He advises charitable foundations, cancer centers, and biotech companies and sits on several journal editorial boards. Dr. Scheinberg received his A.B., cum laude, distinction in all subjects, from the College of Arts and Sciences, Cornell University, in 1977. He earned his M.D. from Johns Hopkins University in 1983, and his Ph.D. from Johns Hopkins University School of

Medicine, Department of Pharmacology and Experimental Therapeutics, in 1983. We believe that Dr. Scheinberg’s significant scientific, executive and board leadership experience in drug and biologic therapy development and in the pharmaceutical industry qualifies him to serve as a member of our board of directors.

Cary W. Sucoff. Mr. Sucoff has served on our board of directors since May 2010. Mr. Sucoff has more than 30 years of securities industry experience encompassing supervisory, banking and sales responsibilities. He has participated in the financing of more than 100 public and private companies, raising approximately $500 million of equity capital and playing a role in securing financing for biotech companies including Amgen, Centecor, Genzyme, Genentech, Icos, PathoGenesis, Vaxgen and Biotime. Since 2011, Mr. Sucoff has owned and operated Equity Source Partners LLC, an advisory and consulting firm. In addition to ContraFect, Mr. Sucoff currently serves on the board of directors of The SpendSmart Payments Company, root9B Technologies, and Legacy Education Alliance, Inc. In addition, Mr. Sucoff currently serves as a consultant to Sapience Therapeutics. Mr. Sucoff is the President of New England Law/Boston, has been a member of the Board of Trustees for over 25 years and is the current Chairman of the Endowment Committee. Mr. Sucoff received a B.A. from SUNY Binghamton in 1974 and a J.D. from New England School of Law in 1977, where he was managing editor of the Law Review and graduated magna cum laude. He has been a member of the Bar of the State of New York since 1978. We believe that Mr. Sucoff’s broad financial and legal experience qualifies him to serve as a member of our board of directors.

Lawrence Yuan Tian. Dr. Tian has served on our board of directors since May 2015. He has been the Chairman and Chief Executive Officer of CIFCO International Group since 2007. From 1992 to 2007, he was Chairman of the China International Futures Company, Ltd. Since 2010, Dr. Tian has been Chairman of the US-China Business Leaders Roundtable. In 2001, Dr. Tian founded and was elected Chairman of the China Entrepreneurs Forum. Dr. Tian has published numerous articles on economic policies, market reform and business development. Dr. Tian received his B.A., M.A. and Ph.D. in Economics from Wuhan University. We believe that Dr. Tian’s significant international business experience and financial expertise qualifies him to serve as a member of our board of directors.

Executive Officers of the Registrant

Biographical information concerning each of our executive officers is set forth below. Information concerning Julia P. Gregory, our Chief Executive Officer, may be found above in the section entitled “Director Biographical Information.”

Michael Wittekind, Ph.D. Dr. Wittekind, age 61, has served as our Senior Vice President and Chief Scientific Officer since August 2012. Prior to joining ContraFect, Dr. Wittekind served as the Executive Director of Research for Amgen Inc. (“Amgen”), a biopharmaceutical company, since 2003, where he directed the Protein Science Department at the Amgen-Seattle site. While at Amgen, he was involved in the discovery efforts for multiple protein therapeutics currently undergoing clinical trials, including antibodies, antibody-drug conjugates, and protein fusions. Previously, Dr. Wittekind was the Director of Process Development for Phylos Inc., where he played a key role in the development of alternate scaffold therapeutic discovery, design, and production. Dr. Wittekind has also served as the Associate Director of the Gene Expression and Protein Biochemistry Department of the Bristol-Myers Squibb Pharmaceutical Research Institute, directing groups in both the Lawrenceville and Hopewell, New Jersey sites leading structural biology research as well as protein and small molecule therapeutic efforts. Dr. Wittekind received his Ph.D. from the University of Wisconsin-Madison in Biochemistry and pursued his postdoctoral studies at the University of Washington. Dr. Wittekind’s research interests have encompassed genetics, molecular biology, structural biology, and engineering of novel antibodies and proteins, resulting in over 40 publications and patents.

Cara Cassino, M.D. Dr. Cassino, age 54, has served as our Chief Medical Officer since September 2015. Dr. Cassino has over 20 years of experience as a clinician and executive in healthcare, including over 14 years of experience in pharmaceutical product development and over 20 successful regulatory submissions in the United

States and globally. Prior to joining ContraFect, Dr. Cassino served as Senior Vice President at Forest Laboratories, Inc., a biopharmaceutical company (acquired by Actavis plc, now Allergan plc), where she oversaw Global Clinical Development, since 2014. While at Forest, she was responsible for pre- and post-marketing clinical activities for a portfolio of 35 compounds, and also clinical due diligence for M&A activity including the $2.9 billion acquisition of Aptalis Pharma and the $1.1 billion acquisition of Furiex Pharmaceuticals. Previously, Dr. Cassino held a number of senior positions at Pfizer, including Global Medical Team Leader of Pfizer’s antibacterial franchise which included Zyvox (linezolid) and Medicines Development Group VP for Pulmonary Vascular Disease and Rare Diseases. Dr. Cassino also served as Executive Medical Director for the late stage U.S. respiratory franchise at Boehringer-Ingelheim Pharmaceuticals, Inc, and was a member of the academic faculty of the Division of Pulmonary and Critical Care Medicine at New York University School of Medicine. Dr. Cassino received her BA, summa cum laude, in Chemistry and Fine Arts from New York University (NYU) where she was elected Phi Beta Kappa, followed by an M.D. from NYU School of Medicine. She completed her internship and residency in Internal Medicine at NYU/Bellevue Hospital and a fellowship in Pulmonary/Critical Care Medicine at NYU and Mount Sinai Medical Centers. Dr. Cassino is Board Certified in both internal medicine and pulmonary medicine.

Daniel Couto. Mr. Couto, age 44, currently serves as our Senior Vice President, Manufacturing & Facilities Operations. He has over 20 years of experience in Operations Management. Prior to joining ContraFect in 2011, he served as Vice President of Commercial Manufacturing Operations for Merck Sharp & Dohme Biologics UK Ltd. for three years. Previously, he was Director of Manufacturing for Nuvelo Inc. for three years, where he was responsible for seven worldwide contract manufacturing sites. Mr. Couto also served in similar director and senior management positions at Genzyme Transgenics Corp., Advanced Biosystems Corp., ImmuCell Corp. and Sepracor Corp. Mr. Couto holds patents for several novel separation technologies such as Bulk Protein Crystallization, High Performance Tangential Flow Filtration, and Simulated Moving Bed. Mr. Couto received his B.S. Degree in Chemical Engineering from Rensselaer Polytechnic Institute.

Josh Muntner. Mr. Muntner, age 47, has served as the Senior Vice President of Business Development since 2015. Mr. Muntner has more than 15 years of transaction experience assisting life sciences companies with financing and M&A advisory transactions. Prior to joining ContraFect, he served as Managing Director and Co-Head of Healthcare Investment Banking at Janney Montgomery Scott, a financial services firm from 2012 to 2015. Mr. Muntner was also a Managing Director at ThinkEquity, an investment bank from 2009 to 2012. Previously, Mr. Muntner spent nine years at Oppenheimer & Co. and its U.S. predecessor, CIBC World Markets, in positions of increasing responsibility. Mr. Muntner also served as an investment banker at Prudential Securities. Mr. Muntner received his B.F.A. degree from Carnegie Mellon and his M.B.A. degree from The Anderson School at UCLA.

Michael Messinger, CPA. Mr. Messinger, age 41, currently serves as our Vice President, Finance. He has more than 15 years of experience in finance, accounting and forecasting for clinical development. Prior to joining ContraFect in November 2012, he served as Director of Finance at Lexicon Pharmaceuticals, Inc. (“Lexicon”) for eight years and also held the position of Controller for three years. Prior to working at Lexicon, Mr. Messinger served as Controller of Coelacanth Corporation (which was acquired by Lexicon) for two years. While at Lexicon, Mr. Messinger was responsible for the financial management of Lexicon’s partnership with Symphony Capital, LLC, in addition to coordinating fiscal and program management concerning Lexicon’s development programs. Mr. Messinger received his B.B.A. degree in accounting from the University of Michigan. He started his career as an auditor at Ernst & Young LLP.

Natalie Bogdanos, J.D. Ms. Bogdanos, age 47, currently serves as our General Counsel and Corporate Secretary. She has over 17 years of experience in the legal field. Prior to joining ContraFect in 2014, Ms. Bogdanos served as Associate General Counsel at Memorial Sloan-Kettering Cancer Center (“MSKCC”) where she held a joint appointment with the Office of the General Counsel and the Office of Technology Development (“OTD”). At MSKCC, she provided legal counsel and guidance to various departments throughout the institution while having sole responsibility for the legal oversight of the OTD. She led the contracts group, managed the institution’s patent portfolio, provided regulatory guidance and compliance, and advised on litigation strategy. Prior to MSKCC, she was General Counsel at Enzo Biochem, Inc. (“Enzo”), a publicly-traded biotechnology company, from 2003 to 2012. At Enzo, she was responsible for leading the legal department, handling contracts and complex business development agreements, ensuring SEC and regulatory compliance, overseeing litigation and managing Enzo’s portfolio of 500+ patents and patent applications. Previously, Ms. Bogdanos was an associate at Amster, Rothstein & Ebenstein from 1999 to 2003 where her practice focused on patent litigation and patent prosecution. Ms. Bogdanos has also served as a legal consultant to pharmaceutical companies and was a faculty member at the Practising Law Institute. Prior to attending law school, she was a research technician at the Public Health Research Institute where her work focused on Staphylococcus aureus. Ms. Bogdanos is an attorney licensed to practice before the United States Patent and Trademark Office. She is admitted to practice law in New York, the United States District Court, Southern and Eastern District of New York and the United States Court of Appeals for the Federal Circuit. Ms. Bogdanos received her Juris Doctor from New York Law School and her Bachelor of Arts in Biology, with honors, from Queens College of the City University of New York.

Nancy Dong. Ms. Dong, age 51, has served as Vice President and Controller of the Company since 2010. She has more than 20 years of experience in accounting, strategic planning, budgeting and forecasting, organizational development, financial systems and controls. She served as controller at XL Marketing, a direct marketing firm, from 2009 to 2010 and at Alley Corp, a company that provides strategic advice to companies within its network, from 2007 to 2009. She also served as Vice President of Finance and Administration at DCM, a tele-services firm supporting the performing arts, from 2002 to 2007. Ms. Dong also held the positions of COO/CFO at Semaphore, a project management software development firm. Ms. Dong received her B.A. degree from Yale University and a MPPM degree from The Wharton School at the University of Pennsylvania. She started her career as a management consultant at Ernst & Young LLP.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and The NASDAQ Stock Market, LLC (“NASDAQ”). Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with all copies of Section 16(a) forms they file. Specific due dates for these reports have been established and we are required to identify in this proxy statement those persons who failed to timely file these reports. Based solely on our review of these forms and written representations from the officers and directors received by us, we believe that during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements were complied with in a timely fashion.

Code of Ethics

Our board of directors has adopted a Code of Ethics and Business Conduct applicable to all officers, directors and employees, which is available on our website at http://ir.contrafect.com/governance-docs. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct, as well as NASDAQ’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address specified above.

Audit Committee

The members of our Audit Committee are Mr. Low, Dr. Pomerantz, and Mr. Sucoff. Our board of directors has determined that Mr. Low qualifies as an Audit Committee financial expert within the meaning of SEC regulations based on his formal education and the nature and scope of his previous experience. Our Audit Committee assists our board of directors in its oversight of our accounting and financial reporting process and the audits of our financial statements.

Item 11. Executive Compensation

Executive and Director Compensation

We have elected to provide compensation disclosure pursuant to the reduced disclosure requirements applicable to emerging growth companies, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.

Our executive compensation program, consisting of a three-part compensation strategy that includes base salary, annual performance-based cash bonuses and long-term equity incentive compensation, is designed to (i) pay for performance to encourage both Company and individual achievement; (ii) encourage efficient use of Company resources; and (iii) provide market competitive compensation to attract and retain highly qualified individuals who are capable of making significant contributions to the long-term success of the Company.

The Company does not adopt express formulae for weighting different elements of compensation or for allocating between long-term and short-term compensation but strives to develop comprehensive packages that are competitive with those offered by other companies with which the Company competes to attract and retain talented executives. Under the Company’s compensation practices, cash compensation consists of an annual base salary and performance-based bonuses and equity-based compensation primarily consists of grants of stock options.

Named Executive Officers

Our named executive officers for 2015 set forth in this proxy statement (the “Named Executive Officers”) are:

•	Julia P. Gregory, M.B.A., Chief Executive Officer

•	Michael Wittekind, Ph.D., Chief Scientific Officer

•	Daniel Couto, Senior Vice President, Manufacturing and Facilities Operations

•	Barry Kappel, Ph.D., M.B.A., Senior Vice President, Business Development

2015 Summary Compensation Table

We are an emerging growth company and have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined under the Securities Exchange Act of 1934, which require compensation disclosure for our principal executive officer and the two most highly-compensated executive officers other than our principal executive officer. The table below sets forth the annual compensation earned during fiscal years 2015 and 2014 by our Named Executive Officers.

Name and Principal Position		Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($) (2)	All Other Compensation ($)		Total ($)
Julia P. Gregory, M.B.A. Chief Executive Officer	2015	$489,250	$171,238	$—	$909,651	$39,973	(3)	$1,610,112
	2014	$475,000	$237,500	$331,504	$981,415	$31,564		$2,056,983

Michael Wittekind, Ph.D. Chief Scientific Officer	2015	$330,215	$79,053	$—	$344,792	$39,973	(3)	$794,033
	2014	$313,000	$114,808	$142,415	$136,976	$31,564		$738,764

Daniel Couto Sr. Vice President, Manufacturing and Facilities Operations	2015	$300,000	$69,030	$—	$149,910	$32,023	(4)	$550,963

Barry Kappel, Ph.D (5) Sr. Vice President, Business Development	2015	$78,750	$—	$—	$309,758	$521,733	(6)	$910,241
	2014	$270,000	$110,860	$98,280	$130,200	$31,564		$640,905

(1)	Represents annual bonuses earned under our performance-based bonus program.
(2)	The amounts reported in the “Option Awards” column reflect the aggregate grant date fair value of stock options awarded during the year computed in accordance with the provisions of Financial Accounting Standards Board Accounting Standard Codification, or ASC, Topic 718, disregarding estimated forfeitures. See Note 11 to our financial statements included with this Annual Report on Form 10-K regarding assumptions underlying the valuation of these equity awards. For Dr. Kappel, the amount reported also includes $99,090 of share-based compensation expense representing the incremental fair value, determined in accordance with ASC, Topic 718, with respect to the modification of options to purchase an aggregate of 42,678 shares of our common stock. Refer to the description of Dr. Kappel’s separation and consulting agreement under the heading “Employment Agreements” for additional information.
(3)	The amounts reported in the “All Other Compensation” column include the sum of the incremental cost to us of all perquisites and other personal benefits, which are comprised of $32,023 for medical and life insurance costs paid by us and $7,950 of employer 401(k) contributions made by us on behalf of each Named Executive Officer.
(4)	The amount reported in the “All Other Compensation” column includes the sum of the incremental cost to us of all perquisites and other personal benefits, which is comprised of $32,023 for medical and life insurance costs paid by us for the Named Executive Officer.
(5)	Dr. Kappel resigned from his position as Senior Vice President of Business Development on April 15, 2015 and served as a consultant to us until December 31, 2015.
(6)	Includes $513,783 in severance payments pursuant to the terms of a separation and consulting agreement that we entered into with Dr. Kappel in connection with his resignation as our Senior Vice President of Business Development. Refer to the description of Dr. Kappel’s separation and consulting agreement under the heading “Employment Agreements” for additional information.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table sets forth information regarding outstanding stock options held by our Named Executive Officers as of December 31, 2015:

	Option Awards
Name and Principal Position	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)		Option exercise price ($/share)	Option expiration date
Julia P. Gregory	67,142	—		3.50	8/10/2022
Chief Executive Officer	43,927	14,644	(1)	3.50	2/26/2023
	199,999	142,858	(2)	4.27	4/28/2024
	75,850	227,550	(3)	4.61	2/6/2025

Michael Wittekind, Ph.D.	20,571	—		3.50	3/31/2022
Chief Scientific Officer	8,571	—		3.50	8/10/2022
	9,642	3,215	(1)	3.50	2/26/2023
	10,714	10,714	(4)	4.27	4/28/2024
	20,000	20,000	(5)	2.91	10/28/2024
	28,750	86,250	(3)	4.61	2/6/2025

Daniel Couto	14,285	—		3.50	3/6/2021
Senior Vice President, Manufacturing	7,142	—		3.50	9/2/2021
and Facility Operations	476	—		3.50	11/28/2021
	7,142	—		3.50	3/6/2022
	12,321	4,107	(1)	3.50	2/26/2023
	7,143	7,142	(6)	4.27	3/20/2024
	7,143	7,142	(4)	4.27	4/28/2024
	12,500	37,500	(3)	4.61	2/6/2025

Barry Kappel, Ph.D., M.B.A	9,285	—		3.50	4/15/2020
Senior Vice President,	3,571	—		3.50	9/1/2020
Business Development	2,857	—		3.50	12/31/2017
	7,142	—		3.50	12/31/2017
	11,428	—		3.50	12/31/2017
	1,894	—		3.50	12/31/2017
	5,714	—		3.50	12/31/2017
	4,017	—		3.50	12/31/2017
	10,714	—		4.27	12/31/2017
	13,392	—		4.27	12/31/2017
	15,000	—		2.89	3/30/2016
	21,875	—		4.61	3/30/2016
	35,550	—		5.89	3/30/2016

(1)	25% of the shares underlying the option vested on January 1, 2013 and the remaining shares vest over three years with 25% of the shares underlying the option vesting annually thereafter.
(2)	The shares underlying the option vest over three years beginning on April 1, 2014, with 8.33% of the shares underlying the option vesting at the end of each calendar quarter thereafter.
(3)	The shares underlying the option vest over four years beginning on January 1, 2015, with 6.25% of the shares underlying the option vesting at the end of each calendar quarter thereafter.
(4)	25% of the shares underlying the option vested on April 29, 2014 and the remaining shares vest over three years with 25% of the shares underlying the option vesting annually thereafter.
(5)	25% of the shares underlying the option vested on October 28, 2014 and the remaining shares vest over three years with 25% of the shares underlying the option vesting annually thereafter.
(6)	25% of the shares underlying the option vested on February 24, 2014 and the remaining shares vest over three years with 25% of the shares underlying the option vesting annually thereafter.

Employment Agreements

Julia P. Gregory

On April 29, 2014, we entered into an employment agreement with Julia Gregory, our current Chief Executive Officer, for a period of one year beginning on April 1, 2014, and amended the CEO Agreement on August 10, 2015 (together, the “CEO Agreement”). The CEO Agreement automatically renews for an additional one-year term unless we or Ms. Gregory elect to terminate the CEO Agreement at the expiration of the then-current one-year term. During the term of the CEO Agreement, Ms. Gregory is paid an annual base salary of $489,250, subject to an increase by us, and is eligible to earn an annual performance bonus in an amount up to 50% of her base salary for each calendar year. In connection with the execution of the CEO Agreement, Ms. Gregory was granted a stock option covering 342,857 shares, which vests in equal quarterly installments over a period of three years. In the event that Ms. Gregory ceases to serve as Chief Executive Officer but remains employed by us in another capacity, she will forfeit any unvested portion of the options granted to her in connection with the execution of the CEO Agreement, after giving effect to accelerated vesting of a prorated portion of the option that would have become vested at the end of the then-current quarter.

In the event that Ms. Gregory is terminated without cause or resigns for good reason during the term of the CEO Agreement other than in connection with a change in control, then, subject to the execution and non-revocation of a release of claims, she is eligible to receive severance consisting of: (i) an amount equal to two times Ms. Gregory’s base salary, paid over 18 months following the date of termination; (ii) deemed vesting of 100% of options granted to Ms. Gregory during the period she was serving as our Chief Financial Officer; (iii) accelerated vesting of the portion of the options granted to Ms. Gregory in connection with the execution of the CEO Agreement that would have vested through March 31 of the year following the year in which termination occurs; and (iv) applicable premiums pursuant to COBRA for 12 months from the date of termination for Ms. Gregory and her dependents.

If a change in control occurs during Ms. Gregory’s term of employment, the term of the CEO Agreement will expire no earlier than one year from the date of the change in control. If Ms. Gregory’s employment is terminated without cause or she resigns for good reason within twelve months following a change of control (and, in certain circumstances, if she is terminated without cause prior to the consummation of a change in control but following the execution of an agreement or approval by our board of directors that would result in a change in control), she will receive the following benefits, subject to the execution and non-revocation of a release of claims: (1) an amount equal to 2.25 times Ms. Gregory’s base salary, paid over 18 months; (2) accelerated vesting of 100% of unvested equity awards; and (3) payment of COBRA premiums for 18 months. Ms. Gregory’s estate will receive these benefits should her death occur: (1) during the term of her employment; and (2) during the time period commencing three months prior to the consummation of a change in control and ending 12 months following the consummation thereof.

Ms. Gregory is subject to non-competition and non-solicitation provisions during the term and for one year following any termination of employment.

Michael Wittekind, Ph.D.

In March 2012, we entered into a three-year employment agreement with Dr. Wittekind, to serve, at will, as Chief Scientific Officer. After the three-year period, the agreement renews for successive one-year terms unless terminated by either party. For 2015, Dr. Wittekind received an annual base salary of $330,215 and was eligible to receive an annual bonus equivalent to 35% of his annual salary, payable in cash and subject to performance against mutually agreed-upon goals. Effective January 1, 2016, Dr. Wittekind’s annual base salary was increased to $338,000.

Effective November 12, 2015, we entered into an amendment to Dr. Wittekind’s employment agreement. In the event that Dr. Wittekind is terminated without cause or resigns for good reason, he is eligible for (i) severance payments equal to 12 months of base salary continuation; (ii) a payment equal to twelve (12) months of bonus; and (iii) payments of COBRA premiums for 12 months. If there is a change of control and, within 12 months of such change in control, Dr. Wittekind is terminated without cause or resigns for good reason, he will receive the severance payments outlined above and, in addition, any then-outstanding stock options and equity awards will become immediately fully vested and exercisable. Any severance payment is subject to Dr. Wittekind’s executing and not revoking a release of claims. Dr. Wittekind is subject to non-competition and non-solicitation provisions during the term of his agreement and for one year following termination.

Daniel Couto

In March 2011, we entered into a three-year employment agreement with Mr. Couto, to serve, at will, as Vice President of Product Development. After the three-year period, the agreement renews for successive one year terms unless terminated by either party. In February 2014, Mr. Couto’s title changed to Senior Vice President, Manufacturing and Facilities Operations. For 2015, Mr. Couto received an annual base salary of $300,000 and was eligible to receive an annual bonus equivalent to 30% of his annual salary payable in cash. Effective January 1, 2016, Mr. Couto’s base salary was increased to $309,300.

On November 2, 2015, we entered into an amendment to Mr. Couto’s employment agreement. In the event that Mr. Couto is terminated without cause or resigns for good reason, he is eligible for (i) severance payments equal to 12 months of base salary continuation; (ii) a payment equal to twelve (12) months of bonus; and (iii) payments of COBRA premiums for 12 months. If there is a change of control and, within 12 months of such change in control, Mr. Couto is terminated without cause or resigns for good reason, he will receive the severance payments outlined above and any then-outstanding stock options and equity awards will become immediately fully vested and exercisable. Any severance payment is subject to Mr. Couto’s executing and not revoking a release of claims. Mr. Couto is subject to non-competition and non-solicitation provisions during the term of his agreement and for one year following termination.

Barry Kappel, Ph.D., M.B.A.

In October 2009, we entered into a three-year employment agreement with Dr. Kappel, to serve, at will, as Head, Business Development. After the three-year period, the agreement renews for successive one year terms unless terminated by either party. In February 2014, Dr. Kappel’s title changed to Senior Vice President, Business Development. For 2015, Dr. Kappel received an annual base salary of $270,000 and was eligible to receive an annual bonus equivalent to 30% of his annual salary payable in cash. Dr. Kappel resigned from his position on April 15, 2015.

In connection with Dr. Kappel’s resignation, we entered into a separation and consulting agreement with him whereby he agreed to provide consulting services to us until December 31, 2015 and we agreed to provide Dr. Kappel (i) a cash payment of $465,750, of which $135,000 was paid in a lump sum, with the remainder paid in twenty-four monthly installments beginning in May 2015, (ii) a fully vested stock option covering 35,550 shares that remains exercisable until March 30, 2016, (iii) payments of COBRA premiums for 18 months, and (iv) payment accrued but unused vacation days. In exchange for Dr. Kappel’s consulting services, we also agreed to provide accelerated vesting of all of Dr. Kappel’s outstanding, unvested stock options.

2015 Cash Bonuses

Each Named Executive Officer is eligible to receive an annual performance-based cash bonus based on achievement of individual performance goals and Company goals, determined by our Compensation Committee at the beginning of each year. Each Named Executive Officer has a target annual bonus award amount, expressed as a percentage of the Named Executive Officer’s base salary. For 2015, each Named Executive Officer other than Dr. Kappel was eligible to earn a cash bonus of up to $244,625 for Ms. Gregory, $118,300 for Dr. Wittekind, and$92,790 for Mr. Couto. Dr. Kappel did not receive a 2015 bonus.

As soon as practical after the year is completed, our Compensation Committee reviews actual performance against the stated Company goals and individual goals and determines subjectively what it believes to be the appropriate level of cash bonus, if any, for the Named Executive Officers. For 2015, the Company goals and objectives primarily related to research, clinical and financing activities. Individual goals were based on each person’s specific expertise and experience.

In February 2016, our Compensation Committee reviewed the performance of the Company and of each individual executive against the 2015 Company and individual goals and objectives and elected to pay bonuses to the Named Executive Officers. The amounts awarded to each Named Executive Officer for 2015 performance are set forth in the Summary Compensation Table in the column entitled “Bonus.”

Equity and Other Compensation Plans

We generally offer stock options to our employees, including our Named Executive Officers, as the long- term incentive component of our compensation program. Our stock options generally allow employees to purchase shares of our common stock at a price equal to the fair market value of our common stock on the date of grant and may be intended to qualify as “incentive stock options” under the Internal Revenue Code. As of March 9, 2016, a total of 4,761,372 shares of our common stock were reserved for issuance under our equity incentive plans, with 4,290,542 subject to outstanding awards and 470,831 shares available for the issuance of future awards.

Our stock options typically vest either (a) as to 25% of the shares subject to the option on the first anniversary of the date of grant and in equal quarterly installments over the ensuing 36 months or (b) as to all of the shares subject to the option, ratably on a quarterly basis over a four-year period following the date of grant, in either case subject to the holder’s continued employment with us as of each applicable vesting date. From time to time, our board of directors may also construct alternate vesting schedules as it determines are appropriate to motivate particular employees.

We awarded stock options to our Named Executive Officers during 2015 in the following amounts:

Named Executive Officer	2015 Options Granted
Julia P. Gregory	303,400
Michael Wittekind, Ph.D	115,000
Daniel Couto	50,000
Barry Kappel, Ph.D., M.B.A	85,550

These options were granted with exercise prices equal to the fair market of our common stock on the date of grant, as determined by our board of directors. The shares granted to Ms. Gregory and Messrs. Wittekind and Couto vest over four years, with 6.25% of the shares underlying the option vesting at the end of each calendar quarter. The shares granted to Dr. Kappel vested in accordance with the terms of his separation and consulting agreement.

401(k) Retirement Plan

We maintain a 401(k) retirement plan that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all of our employees are eligible to participate beginning on the first day of their employment. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, generally equal to $18,000 for 2015, and have the amount of the reduction contributed to the 401(k) plan. In 2015, the Company implemented a cash matching program whereby it contributes, on a dollar-for-dollar basis, an amount equal to 50% of employee contributions up to 3% of an employee’s salary.

2015 Director Compensation

Our non-employee directors are compensated on annual basis for their services on the board of directors as follows:

•	each non-employee director receives an annual cash retainer of $40,000;

•	each non-employee director receives an annual stock option grant to purchase 15,000 shares of our common stock, generally granted on or about the Annual Meeting Date;

•	the Chairman of the board of directors, each Chairman of a committee of the board of directors or a member of a committee of the board of directors, receives additional cash compensation as follows:

•	Chairman of the board of directors receives an additional annual retainer of $160,000;

•	Lead Director of the board of directors receives an additional annual retainer of $20,000;

•	Vice Chairman of the board of directors receives an additional annual retainer of $10,000;

•	Chairman of the Audit Committee receives an additional annual retainer of $15,000;

•	Chairman of the Compensation Committee receives and additional annual retainer of $10,000;

•	Chairman of each of the Science and Technology Committee and the Nominating and Corporate Governance Committee receives an additional annual retainer of $7,500; and

•	member of the Compensation Committee, Science and Technology Committee or the Nominating and Corporate Governance Committee—with respect to each such membership, an additional annual retainer of $5,000; member of the Audit Committee receives an additional annual retainer of $7,500.

•	each non-employee director receives an initial stock option grant to purchase 30,000 shares of our common stock upon being appointed to the board, granted as soon as reasonably practicable following the director’s appointment.

We generally grant stock options to our non-employee directors as soon as reasonably practical after the Annual Meeting as compensation for their service on our board of directors in the coming year. These stock options have an exercise price equal to the fair market value of our common stock on the date of grant and have a term of ten years from the date of grant, subject to the director’s continued service on our board of directors. The stock options vest as to 25% of the original number of shares underlying such options at the end of each calendar quarter following the date of grant.

The initial stock options granted to non-employee directors upon joining the board have an exercise price equal to fair market value on the date of grant and have a term of ten years from the date of grant, subject to the director’s continued service. The initial option grant vests 25% on the date of grant and 25% on each of the first three anniversaries of the date of grant.

Each member of our board of directors is also entitled to be reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the board of directors and any committee on which he serves.

In May 2015, Dr. Steven Gilman was elected to the board of directors. In addition to the cash and equity compensation paid under our non-employee director compensation program described above, Dr. Gilman received an option to purchase 170,000 shares of our common stock that vests ratably over a three-year period.

The following table sets forth in summary form information concerning the compensation that we paid or awarded during the year ended December 31, 2015 to each of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)		Option Awards ($) (2)(4)	Other Compensation ($)		Total ($)
Steven Gilman, Ph.D.	$150,000		$598,664	$—		$748,664
Sol Barer, Ph.D.	$75,000		$49,357	$—		$124,357
Roger Pomerantz, M.D., F.A.C.P.	$65,000		$49,357	$—		$114,357
Isaac Blech.	$54,375		$49,357	$—		$103,732
David N. Low, Jr.	$55,000		$49,357	$—		$104,357
Michael J. Otto, Ph.D.	$45,000		$49,357	$—		$94,357
David Scheinberg, M.D., Ph.D.	$55,000		$49,357	$—		$104,357
Cary Sucoff.	$45,625		$49,357	$—		$94,982
Lawrence Yuan Tian, Ph.D	$30,000		$100,740	$100,000	(3)	$230,740
Shengda Zan (1)	$10,000	(1)	$—	$—		$10,000

(1)	Resigned from the position of director on May 4, 2015. All unvested portions of outstanding stock option grants were immediately forfeited.
(2)	The amounts reported in the “Option Awards” column reflect the aggregate grant date fair value of stock options compensation awarded during the year computed in accordance with the provisions of ASC, Topic 718. See Note 11 to our financial statements included with this Annual Report on Form 10-K regarding assumptions underlying the valuation of equity awards.
(3)	Represents compensation received under a consulting agreement we entered into with CIFCO International Group in April of 2013.
(4)	The following table shows the number of outstanding option awards held by each non-employee director as of December 31, 2015. None of our non-employee directors held unvested stock awards as of December 31, 2015.

Name	Option Awards (#)
Steven Gilman, Ph.D.	200,000
Sol Barer, Ph.D.	162,854
Roger Pomerantz, M.D., F.A.C.P.	68,571
Isaac Blech	162,853
David N. Low, Jr.	48,571
Michael J. Otto, Ph.D.	48,571
David Scheinberg, M.D., Ph.D.	102,853
Cary Sucoff	119,995
Lawrence Yuan Tian, Ph.D.	30,000
Shengda Zan	51,246

Compensation Risk

The Compensation Committee, in consultation with management, has reviewed the design and operation of the Company’s compensation arrangements and evaluated the relationship between the Company’s risk management policies and practices and these arrangements. As a result of this review, the Compensation Committee has determined that the Company’s compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

The compensation committee currently consists of David A. Scheinberg, M.D., Ph.D., who serves as chairman, Sol Barer, Ph.D. and Isaac Blech.

During 2015, none of our executive officers served as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or compensation committee. None of the members of our compensation committee has ever been an employee of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information as of March 9, 2016 as to the shares of our common stock beneficially owned by:

•	each of our directors;

•	each of our Named Executive Officers;

•	all of our directors and executive officers as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our outstanding shares of common stock.

Ownership information is based upon information furnished by the respective individuals or entities, as the case may be. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. The percentage of common stock beneficially owned is based on 27,484,005 shares outstanding as of March 9, 2016. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 9, 2016 are considered outstanding and beneficially owned by the person holding the options or warrants for the purposes of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each person or entity identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by such person or entity. Except as otherwise set forth below, the address of the beneficial owner is c/o ContraFect Corporation, 28 Wells Avenue, 3rd Floor, Yonkers, New York 10701.

	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned (%)
5% Stockholders:
Broadfin Capital, LLC. (1)	2,127,659	7.5
Jack W. Schuler (2)	2,127,659	7.5
Ernest W. Moody Revocable Trust (3)	2,000,000	7.0
Oracle Associates, LLC (4)	1,773,048	6.3
Shengda Zan (5)	1,571,240	5.7
Adage Capital Partners, L.P. (6)	1,500,000	5.5

Directors and Named Executive Officers:
Steven Gilman, Ph.D. (7)	50,000	*
Sol Barer, Ph.D. (8)	1,381,924	4.9
Roger J. Pomerantz, M.D. F.A.C.P. (9)	61,428	*
Isaac Blech (10)	1,443,657	5.2
David N. Low, Jr. (11)	91,835	*
Michael J. Otto, Ph.D. (12)	41,428	*
David Scheinberg, M.D., Ph.D. (13)	124,337	*
Cary Sucoff (14)	189,992	*
Lawrence Yuan Tian, Ph.D. (15)	23,571	*
Julia P. Gregory (16)	517,416	1.9
Michael Wittekind, Ph.D. (17)	136,899	*
Daniel Couto (18)	85,026	*
Barry Kappel, Ph.D. (19)	158,721	*
All current directors and executive officers as a group (17 persons) (20)	4,368,547	14.7

*	Represents beneficial ownership of less than one percent of our outstanding common stock.
(1)	Based solely on a Schedule 13G filed with the SEC on February 16, 2016 by Broadfin Capital, LLC, Broadfin Healthcare Master Fund, Ltd. and Kevin Kotler (the “Broadfin Reporting Persons”). The address for Broadfin Capital, LLC and Kevin Holter is 300 Park Avenue, 25th Floor, New York, New York 10022. The address for Broadfin Healthcare Master Fund, Ltd. is 20 Genesis Close, Ansbacher House, P.O. Box 1344, Grand Cayman KY1-1108, Cayman Islands. Consists of (a) 1,418,439 shares of common stock and (b) 709,220 shares of common stock underlying warrants that are exercisable as of March 9, 2016 or will become exercisable within 60 days after such date. Each of the Broadfin Reporting Persons has shared voting and dispositive power over all such shares.
(2)	The address for Jack W. Schuler is c/o Crabtree Partners, 100 W. Field Drive, Suite 360, Lake Forest, IL 60045. Consists of (a) 1,418,439 shares of common stock and (b) 709,220 shares of common stock underlying warrants that are exercisable as of March 9, 2016 or will become exercisable within 60 days after such date.

(3)	The address for the Ernest W. Moody Revocable Trust (the “Trust”) is 2116 Redbird Drive, Las Vegas, NV 89134. Consists of shares of common stock and shares of common stock underlying warrants that are exercisable as of March 9, 2016 or will become exercisable within 60 days after such date. The Trust has sole voting and dispositive power over all such shares.
(4)	Based solely on a Schedule 13G filed with the SEC on June 26, 2015 by Oracle Associates, LLC, Oracle Partners, L.P., Oracle Institutional Partners, L.P. and Larry Feinberg (the “Oracle Reporting Persons”). The address for each of the Oracle Reporting Persons is 200 Greenwich Avenue, 3rd Floor, Greenwich, Connecticut 06830. Consists of (a) 1,182,032 shares of common stock and (b) 591,016 shares of common stock underlying warrants that are exercisable as of March 9, 2016 or will become exercisable within 60 days after such date. Oracle Associates, LLC and Larry Feinberg have shared voting and dispositive power over all such shares. Oracle Partners, L.P. has shared voting and dispositive power over 1,418,439 shares. Oracle Institutional Partners, L.P. has shared voting and dispositive power over 354,609 shares.
(5)	Shengda Zan, a former member of our board of directors, is the sole director of Alpha Spring Limited. The address for Alpha Spring Limited is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands. Consists of (a) 1,337,036 shares of common stock and (b) 234,204 shares of common stock underlying options and warrants that are exercisable as of March 9, 2016 or will become exercisable within 60 days after such date.
(6)	Based solely on a Schedule 13G filed with the SEC on January 28, 2016 by Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson and Phillip Gross (the “Adage Reporting Persons”). The address for each of the Adage Reporting Persons is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116. Consists of shares of common stock as of March 9, 2016. Each of the Adage Reporting Persons has shared voting and dispositive power over all such shares.
(7)	Consists of 50,000 shares of common stock underlying options that are exercisable as of March 9, 2016 or will become exercisable within 60 days after such date.
(8)	Consists of (a) 775,932 shares of common stock and (b) 605,992 shares of common stock underlying options and warrants that are exercisable as of March 9, 2016 or will become exercisable within 60 days after such date.
(9)	Consists of 61,428 shares of common stock underlying options that are exercisable as of March 9, 2016 or will become exercisable within 60 days after such date.
(10)	Consists of (a) 1,280,804 shares of common stock and (b) 162,853 shares of common stock underlying options that are exercisable as of March 9, 2016 or will become exercisable within 60 days after such date.
(11)	Consists of (a) 30,550 shares of common stock and (b) 61,285 shares of common stock underlying options and warrants that are exercisable as of March 9, 2016 or will become exercisable within 60 days after such date.
(12)	Consists of 41,428 shares of common stock underlying options that are exercisable as of March 9, 2016 or will become exercisable within 60 days after such date.
(13)	Consists of (a) 15,770 shares of common stock and (b) 108,567 shares of common stock underlying options and warrants that are exercisable as of March 9, 2016 or will become exercisable within 60 days after such date.
(14)	Consists of 189,992 shares of common stock underlying options and warrants that are exercisable as of March 9, 2016 or will become exercisable within 60 days after such date.
(15)	Consists of 23,571 shares of common stock underlying options and warrants that are exercisable as of March 9, 2016 or will become exercisable within 60 days after such date.
(16)	Consists of (a) 50,282 shares of common stock and (b) 467,134 shares of common stock underlying options and warrants that are exercisable as of March 9, 2016 or will become exercisable within 60 days after such date.
(17)	Consists of (a) 17,893 shares of common stock and (b) 119,006 shares of common stock underlying options that are exercisable as of March 9, 2016 or will become exercisable within 60 days after such date.
(18)	Consists of 85,026 shares of common stock underlying options that are exercisable as of March 9, 2016 or will become exercisable within 60 days after such date.
(19)	Consists of (a) 14,032 shares of common stock and (b) 144,689 shares of common stock underlying options and warrants that are exercisable as of March 9, 2016 or will become exercisable within 60 days after such date.

(20)	Consists of (a) 2,203,008 shares of common stock and (b) 2,165,539 shares of common stock underlying options and warrants that are exercisable as of March 9, 2016 or will become exercisable within 60 days after such date.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (3)	Weighted- average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)(4)
Equity compensation plans approved by security holders (1)	1,613,053	$4.47	16,179
Equity compensation plans not approved by security holders (2)	2,032,833	$4.10	—

(1)	Consists of the 2014 Omnibus Incentive Plan (the “2014 Plan”).
(2)	Consists of the Amended and Restated 2008 Equity Incentive Plan.
(3)	As of December 31, 2015.
(4)	The 2014 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2015 and continuing until the expiration of the 2014 Plan, equal to the lesser of (i) 4% of the outstanding shares of common stock on December 31 immediately preceding such date or (ii) a lesser amount determined by the Company’s board of directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers in which we agree to indemnify, defend and hold harmless, and also advance expenses as incurred, to the fullest extent permitted under applicable law, from damage arising from the fact that such person is or was an officer or director of the Company or any of its subsidiaries. We maintain insurance policies for director and officer liability providing for maximum coverage in the amount of $20 million.

Policies and Procedures for Related Person Transactions

Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000 and one of our executive officers, directors, director nominees or 5% stockholders, or their immediate family members, each of whom we refer to as a “related person”, has a direct or indirect material interest.

Company management is responsible for determining whether a transaction meets the requirements of a related person transaction requiring review under the related person transaction policy. If review is deemed to be required under the policy, it is the responsibility of the Audit Committee to review related person transactions and approve, ratify, revise or reject related person transactions. The Audit Committee will consider all relevant facts and circumstances and will only ratify those transactions that are in our best interests. If a related party transaction involves a related person who is a director or immediate family member of a director, such director may not participate in the deliberations or vote respecting such transaction; provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the Audit Committee which considers such transaction. If management determines it is impractical or undesirable to wait until an Audit Committee meeting to consummate a transaction with a related person, the chairperson of the Audit Committee may approve the transaction with the related person. Any such approval must be reported to the Audit Committee at the next regularly scheduled meeting.

The following transactions involving related persons are pre-approved under the related party transaction policy:

•	any employment by us of an executive officer, if: (i) the related compensation is required to be reported in our proxy statement under Item 402 of the SEC’s compensation disclosure requirements (generally applicable to “named executive officers”); or (ii) the executive officer is not an immediate family member of another executive officer or director, the related compensation would be reported in our proxy statement under Item 402 of the SEC’s compensation disclosure requirements if the executive officer was a “named executive officer,” and the Compensation Committee approved (or recommended that the Board approve) such compensation;

•	any compensation or benefits paid to a director for service as a director, as long as the Board has approved such compensation or benefits;

•	any transaction with another company at which a related person’s only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company’s shares, if the aggregate amount involved does not exceed the greater of $1,000,000 or 2 percent of that company’s total annual revenues;

•	any charitable contribution, grant or endowment by us to a charitable organization, foundation or university in which a related person’s only relationship is as an employee (other than an executive officer), or a director or trustee, if the aggregate amount involved does not exceed the greater of $250,000 or 2 percent of the charitable organization’s total annual receipts;

•	any transaction where the related person’s interest arises solely from the ownership of a class of our equity securities and all holders of that class of equity securities received the same benefit on a pro rata basis (e.g., dividends);

•	any transaction with a related person involving the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority; and

•	any transaction with a related person involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture, or similar services.

Director Independence

Except as may otherwise be permitted by the applicable listing standards of NASDAQ, a majority of the members of the board of directors shall be independent directors. The board of directors has determined that Dr. Gilman, Dr. Barer, Mr. Blech, Mr. Low, Dr. Otto, Dr. Pomerantz, Dr. Scheinberg and Mr. Sucoff qualify as independent directors under the applicable listing standards of NASDAQ. The board of directors has also determined that each director who currently serves on the Audit Committee is independent under the applicable listing standards of NASDAQ and Rule 10A-3 under the Exchange Act, that each director who currently serves on the Compensation Committee meets NASDAQ’s heightened standard of independence applicable to compensation committee members, and that each director who currently serves on the Nominating and Corporate Governance Committee is independent under the applicable listing standards of NASDAQ. The board of directors has determined that Ms. Gregory and Dr. Tian are not independent as defined by the applicable listing standards of NASDAQ.

Item 14. Principal Accounting Fees and Services Principal Accountant Fees and Services

The following table presents aggregate fees billed to us for services rendered by Ernst & Young LLP during the years ended December 31, 2015 and 2014.

	Fiscal Year Ended December 31,
	2015	2014
Audit Fees (1)	$305,000	$511,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	—	22,000

Total	$305,000	$533,000

(1)	Audit fees consisted of fees paid for our annual audits, review of our quarterly reports on Form 10-Q and our SEC filings related to our initial public offering and S-8 registration.
(2)	All other fees related to services with respect our employee incentive plans.

Preapproval Policies and Procedures

It is our policy that the Audit Committee shall preapprove all audit services to be provided to the Company, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to the Company by the independent auditor; provided, however, that de minimis non-audit services may instead be approved in accordance with applicable SEC rules. The Audit Committee may form and delegate authority to one or more subcommittees, as it deems appropriate from time to time under the circumstances (including a subcommittee consisting of a single member), any preapproval decisions relating to audit, review, attest or non-audit services, provided that such decisions shall be presented to the full Audit Committee at its next scheduled meeting. During 2015, the Audit Committee pre-approved all audit and non-audit services in accordance with this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements

The following documents are included on pages F-1 through F-27 attached hereto and are filed as part of this Annual Report on Form 10-K.

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

CONTRAFECT CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ContraFect Corporation

We have audited the accompanying balance sheets of ContraFect Corporation as of December 31, 2015 and 2014, and the related statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ContraFect Corporation at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Metro Park, New Jersey

March 15, 2016

CONTRAFECT CORPORATION

Balance Sheets

	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$9,972,781	$25,722,453
Marketable securities	22,948,872	1,670,606
Prepaid expenses and other current assets	1,176,895	368,787

Total current assets	34,098,548	27,761,846
Property and equipment, net	1,618,968	2,148,155
Other assets	143,621	143,621

Total assets	$35,861,137	$30,053,622

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,517,417	$481,626
Accrued liabilities	2,251,767	2,741,443

Total current liabilities	3,769,184	3,223,069
Deferred rent	972,119	936,042
Warrant liabilities	444,324	313,004

Total liabilities	5,185,627	4,472,115
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 27,482,692 shares outstanding at December 31, 2015; 100,000,000 shares authorized, 20,217,263 shares outstanding at December 31, 2014	2,748	2,021
Additional paid-in capital	148,282,546	118,038,560
Accumulated other comprehensive loss	(30,373)	(627)
Accumulated deficit	(117,579,411)	(92,458,447)

Total stockholders’ equity	30,675,510	25,581,507

Total liabilities and stockholders’ equity	$35,861,137	$30,053,622

See accompanying notes.

CONTRAFECT CORPORATION

Statements of Operations

	Year Ended December 31,
	2015	2014	2013
Operating expenses:
Research and development, including stock-based compensation of $389,967, $715,475 and $230,629, respectively	$15,004,512	$8,868,053	$9,133,175
General and administrative, including stock-based compensation of $1,599,895, $1,224,704 and $2,101,089, respectively	10,060,825	8,067,858	10,163,259

Total operating expenses	25,065,337	16,935,911	19,296,434

Loss from operations	(25,065,337)	(16,935,911)	(19,296,434)
Other income (expense):
Interest income (expense), net	75,693	(12,412,620)	(1,712,178)
Refundable state tax credits	—	424,649	—
Change in fair value of warrant and embedded derivative liabilities	(131,320)	(1,225,202)	(2,612,090)

Total other income (expense)	(55,627)	(13,213,173)	(4,324,268)

Net loss	(25,120,964)	(30,149,084)	(23,620,702)
Preferred stock dividend in-kind	—	(4,468,452)	—

Net loss attributable to common stockholders	$(25,120,964)	$(34,617,536)	$(23,620,702)

Per share information:
Net loss per share of common stock, basic and diluted	$(1.08)	$(3.86)	$(23.35)

Basic and diluted weighted average shares outstanding	23,328,922	8,973,599	1,011,789

See accompanying notes.

CONTRAFECT CORPORATION

Statements of Comprehensive Loss

	Year Ended December 31,
	2015	2014	2013
Net loss	$(25,120,964)	$(30,149,084)	$(23,620,702)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(29,746)	(627)	—

Comprehensive loss	$(25,150,710)	$(30,149,711)	$(23,620,702)

See accompanying notes.

CONTRAFECT CORPORATION

Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Loan Receivable - Officer	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2012	2,200,000	$1,964,283	4,651,163	$10,175,750	9,090,909	$27,752,294	—	$—	1,006,417	$101	$2,588,592	$(600,000)	$—	$(34,220,209)	$(32,231,516)
Issuance of common stock for license	—	—	—	—	—	—	—	—	5,580	—	10,000	—	—	—	10,000
Issuance of warrants for services	—	—	—	—	—	—	—	—	—	—	22,149	—	—	—	22,149
Loan forgiven-officer	—	—	—	—	—	—	—	—	—	—		600,000	—	—	600,000
Share-based compensation	—	—	—	—	—	—	—	—	—	—	2,309,569	—	—	—	2,309,569
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,620,702)	(23,620,702)

Balance, December 31, 2013	2,200,000	$1,964,283	4,651,163	$10,175,750	9,090,909	$27,752,294	—	$—	1,011,997	$101	$4,930,310	$—	$—	$(57,840,911)	$(52,910,500)
Issuance of preferred stock for license	—	—	—	—	—	—	151,515	500,000	—	—	—	—	—	—	—
Issuance of warrants for services	—	—	—	—	—	—	—	—	—	—	26,354	—	—	—	26,354
Issuance of securities in IPO, including over-allotment	—	—	—	—	—	—			6,880,333	688	41,281,310	—	—	—	41,281,998
Issuance of common stock for conversion of preferred stock on closing of IPO	(2,200,000)	(1,964,283)	(4,651,163)	(10,175,750)	(9,090,909)	(27,752,294)	(151,515)	(500,000)	6,861,968	686	44,860,093	—	—	(4,468,452)	40,392,327
Financing cost of sale of securities in IPO	—	—	—	—	—	—	—	—	—	—	(6,644,713)	—	—	—	(6,644,713)
Issuance of common stock for conversion of notes payable and for interest liabilities, recognition of beneficial conversion feature and the reclassification of note-related liabilities on closing of IPO	—	—	—	—	—	—	—	—	5,197,476	520	30,632,169	—	—	—	30,632,689
Cancellation of placement agent warrants	—	—	—	—	—	—	—	—	—	—	941,541	—	—	—	941,541
Net shares of common stock issued in relation to vesting of retention grants	—	—	—	—	—	—	—	—	133,109	13	532,438	—	—	—	532,451
Issuance of common stock for license	—	—	—	—	—	—	—	—	132,380	13	499,987	—	—	—	500,000
Share-based compensation	—	—	—	—	—	—	—	—	—	—	979,071	—	—	—	979,071
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(627)	—	(627)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(30,149,084)	(30,149,084)

Balance, December 31, 2014	—	$—	—	$—	—	$—	—	$—	20,217,263	$2,021	$118,038,560	$—	(627)	$(92,458,447)	$25,581,507

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Loan Receivable - Officer	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Net shares issued in relation to vesting of performance grant	—	—	—	—	—	—	—	—	11,778	1	54,300	—	—	—	54,301
Issuance of common stock for services	—	—	—	—	—	—	—	—	28,445	3	167,535	—	—	—	167,538
Issuance of securities in private placement	—	—	—	—	—	—	—	—	4,728,128	474	19,999,526	—	—	—	20,000,000
Financing cost of sale of securities	—	—	—	—	—	—	—	—	—	—	(1,665,554)	—	—	—	(1,665,554)
Issuance of common stock for exercise of options	—	—	—	—	—	—	—	—	23,235	2	—	—	—	—	2
Issuance of common stock for exercise of warrants	—	—	—	—	—	—	—	—	2,473,793	247	9,698,317	—	—	—	9,698,564
Share-based compensation	—	—	—	—	—	—	—	—	—	—	1,989,862	—	—	—	1,989,862
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(29,746)	—	(29,746)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(25,120,964)	(25,120,964)

Balance, December 31, 2015	—	$—	—	$—	—	$—	—	$—	27,482,642	$2,748	$148,282,546	$—	$(30,373)	$(117,579,411)	$30,675,510

See accompanying notes

CONTRAFECT CORPORATION

Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(25,120,964)	$(30,149,084)	$(23,620,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	537,344	551,323	559,237
Stock-based compensation expense	1,989,862	1,511,509	2,309,569
Issuance of preferred stock and other costs in exchange for licensed technology	—	1,000,000	10,000
Issuance of common stock in exchange for services	167,538	—	—
Issuance of common stock warrants in exchange for services	—	26,354	22,149
Recognition of beneficial conversion feature	—	7,428,547	—
Amortization of debt issuance costs	—	1,240,391	416,075
Amortization of debt discount	—	3,550,527	738,935
Change in fair value of warrant and embedded derivative liabilities	131,320	1,225,202	2,612,090
Increase in deferred rent	36,077	69,675	224,367
Other non-cash charges and expenses	—	—	600,000
Net amortization of premium paid on marketable securities	283,915	—	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	(808,108)	(170,377)	69,387
(Decrease) increase in accounts payable and accrued liabilities	600,415	(1,148,829)	2,002,469

Net cash used in operating activities	(22,182,601)	(14,864,762)	(14,056,424)
Cash flows from investing activities
Decrease in restricted cash	—	25,000	1,575,000
Purchases of marketable securities	(33,524,927)	(1,671,233)	—
Proceeds from maturities of marketable securities	11,933,000	—	—
Purchases of property and equipment	(8,157)	—	—
Proceeds from disposal of property and equipment	—	35,697	13,570

Net cash (used in) provided by investing activities	(21,600,084)	(1,610,536)	1,588,570
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	3,036,350	11,963,650
Payment of financing costs of convertible notes	—	(24,850)	(1,336,280)
Proceeds from issuance of equity securities	20,000,000	41,281,998	—
Payment of financing costs of securities sold	(1,665,554)	(6,241,017)	—
Repayment of lease and notes payable	—	—	(1,900,510)
Proceeds from exercise of warrants	9,698,567	—	—

Net cash provided by financing activities	28,033,013	38,052,481	8,726,860

Net increase (decrease) in cash and cash equivalents	(15,749,672)	21,577,183	(3,740,994)
Cash and cash equivalents at beginning of period	25,722,453	4,145,270	7,886,264

Cash and cash equivalents at end of period	$9,972,781	$25,722,453	$4,145,270

Supplemental disclosures of cash flow information and non-cash investing and financing activities
Cash paid for interest	$—	$—	$107,632
Issuance of common and preferred stock for license received	—	1,000,000	10,000
Issuance of common stock for services	167,538	—	—
Cancellation of placement agent warrants	—	941,541	—

See accompanying notes.

ContraFect Corporation

Notes to Financial Statements

December 31, 2015

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

The Company has incurred losses from operations since inception as a research and development organization and has relied on its ability to fund its operations through public and private debt and equity financings. Management believes its cash, cash equivalents and marketable securities balances will be sufficient to fund operations into the second quarter of 2017 and expects operating losses and negative cash flows to continue at more significant levels in the future as it initiates additional clinical trials. Transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional public or private equity financings, and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances that such financing will be available to the Company on satisfactory terms, or at all.

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

On November 2, 2015, the Company’s Class B Warrants to purchase common stock expired in accordance with their terms. As of November 2, 2015, holders of the Class B Warrants had exercised 4,812,328 Class B Warrants, resulting in the issuance of 2,406,164 shares of the Company’s common stock and the receipt by the Company of approximately $9.6 million in gross proceeds. The 2,068,005 Class B Warrants that were not exercised prior to expiration were terminated and are no longer exercisable.

The significant increase in common stock outstanding in August 2014 and June 2015 is expected to impact the year-over-year comparability of the Company’s net loss per share calculations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial information has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

Reclassifications

The Company concluded it was appropriate to classify its deferred rent as a non-current liability. Prior period financial statement amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on reported results of operations or cash flow from operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to accruals, fair value measurements, stock-based compensation, warrant valuation and income taxes. The Company’s actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes from the Company’s original estimates in any periods presented.

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

Marketable Securities

Marketable securities at December 31, 2015 and December 31, 2014 consisted of investments in short-term corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments—Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit) and a component of total comprehensive loss in the statements of comprehensive loss, until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the year ended December 31, 2015.

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

Marketable securities at December 31, 2015 consist of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$22,979,245	$199	$(30,572)	$22,948,872

Marketable securities at December 31, 2014 consisted of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$1,671,233	$159	$(786)	$1,670,606

At December 31, 2015 and December 31, 2014, the Company held only current investments. Investments classified as current have maturities of less than one year. Investments that would be classified as non-current are those that have maturities of greater than one year and management does not intend to liquidate within the next twelve months.

At December 31, 2015 and December 31, 2014, the Company held 28 and three debt securities, respectively, that individually and in total were in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at December 31, 2015 and December 31, 2014 was $21,137,424 and $1,222,291, respectively. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2015 and 2014.

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

The Company is subject to federal, state and local taxes and follows a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the position is “more likely than not” to be sustained assuming examination by tax authorities. Management has reviewed the Company’s tax positions for all open tax years (tax years ended December 31, 2008 through December 31, 2015) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. There are no income tax audits in progress as of December 31, 2015.

Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Through December 31, 2015, no impairment of long-lived assets has occurred.

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

In November 2015, the FASB issued a new Accounting Standards Update, Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The Company elected to retrospectively adopt this accounting standard in the beginning of the Company’s fourth quarter of fiscal 2015. The adoption of this standard did not have any impact on the Company’s financial statements due to full valuation allowance recorded on the Company’s deferred taxes.

In January 2016, the FASB issued a new Accounting Standards Update, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for certain changes. The Company is currently evaluating the potential effects the new standard will have of the Company’s financial statements and related disclosures.

In February 2016, the FASB issued a new Accounting Standards Update, Leases (ASU 2016-02), ASU 2016-02 is aimed at making leasing activities more transparent and comparable and requires most leases be recognized by lessees on the balance sheets as a right-of-use asset and corresponding lease liability, regardless of whether they are classified as finance or operating leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact of the new pronouncement on the Company’s financial statements and related disclosures.

3. Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014:

	Fair Value Measurement As of December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$9,607,134	$—	$—
Marketable securities	22,948,872	—	—
Warrant liability	—	—	444,324

Total	$32,556,006	$—	$444,324

	Fair Value Measurement As of December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$25,628,918	$—	$—
Marketable securities	1,670,606	—	—
Warrant liability	—	—	313,004

Total	$27,299,524	$—	$313,004

The Company issued a warrant to the representative of the underwriters of its IPO (the “Representative’s Warrant”) to purchase 206,410 shares of common stock at an exercise price of $7.50 per share (see Note 9, “Capital Structure”). The Company evaluated the Representative’s Warrants against current accounting guidance and determined that these warrants should be classified as a liability and considers it as a Level 3 financial instrument. The warrant will be re-measured at each subsequent reporting period and changes in fair value will be recognized in the statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability as of December 31, 2015 and 2014:

	As of December 31, 2015	As of December 31, 2014
Expected volatility	78.1%	74.8%
Remaining contractual term (in years)	3.67	4.67
Risk-free interest rate	1.54%	1.65%
Expected dividend yield	—%	—%

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015, 2014 and 2013:

Warrant liabilities (1)

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$313,004	$3,088,017	$—
Issuances of convertible notes	—	865,635	2,080,722
Cancellation of placement agent warrants (2)	—	(941,541)	—
Issuance of Representative’s Warrant	—	403,696	—
Increase in fair value (3)	131,320	2,563,080	1,007,295
Conversion of convertible notes to common stock	—	(5,665,883)	—

Balance at end of period	$444,324	$313,004	$3,088,017

Embedded derivatives liabilities (1)

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$—	$2,680,780	$—
Issuances of convertible notes	—	537,607	1,075,985
(Decrease) increase in fair value (3)	—	(1,337,878)	1,604,795
Conversion of convertible notes to common stock	—	(1,880,509)	—

Balance at end of period	$—	$—	$2,680,780

(1)	Prior to the closing of the Company’s IPO on August 1, 2014, the Company considered its convertible note related warrant liabilities and embedded derivatives liabilities as Level 3 financial instruments. The Company determined the fair value of these liabilities immediately prior to the Company’s IPO and then reclassified the balances to additional paid-in capital on the closing of the IPO.
(2)	The Company reclassified the balance of the placement agent warrants to additional paid-in capital as a reduction of the offering costs upon their cancellation.
(3)	The change in the fair values of the warrant and embedded derivatives liabilities are recorded in other expenses in the statement of operations.

The key inputs into the Black-Scholes option pricing model are the per share value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liability.

4. Property, Equipment, and Leasehold Improvements

Property, equipment, and leasehold improvements, at cost, consist of:

	December 31,
	2015	2014
Computer equipment	$19,691	$19,691
Furniture	434,697	434,697
Lab equipment	1,631,016	1,631,016
Leasehold improvements	1,821,677	1,813,520

	3,907,081	3,898,924
Less: accumulated depreciation and amortization	(2,288,113)	(1,750,769)

	$1,618,968	$2,148,155

Depreciation expense was $537,344, $551,323 and $559,237 for the years ended December 31, 2015, 2014 and 2013, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2015	2014
Accrued compensation costs	$1,133,742	$1,865,778
Accrued research and development service fees	590,307	202,183
Accrued professional fees	317,796	286,443
Accrued licensing fees	—	200,000
Other	209,922	187,039

	$2,251,767	$2,741,443

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

The Company recorded the costs directly related to the issuance of its Convertible Notes as debt issuance costs and amortized these costs to interest expense using the effective interest method of amortization until the completion of the Company’s IPO. Upon the closing of the offering, the Company accelerated the amortization of the remaining balance to interest expense.

Each purchaser of the Convertible Notes also received a warrant which included an exercise price “cap” that was analogous to “down round protection” which precluded the Company from classifying the warrants in equity (the “Note Warrants”). The Convertible Notes also included embedded derivatives (i.e. penalty provisions) that required bifurcation. As such, the Company reflected both the values of the Note Warrants and the embedded derivatives as liabilities which were re-measured at each reporting period and immediately prior to the closing of the Company’s IPO, and changes in fair value were recognized in the statement of operations. Upon the closing of the IPO, the Company reclassified the balances of the Note Warrant and embedded derivative liabilities to additional paid-in capital as the terms of the Note Warrants, including any penalty warrants, became fixed and the interest penalties were paid in the Company’s common stock, and therefore both the Note Warrants and penalties were no longer considered a liability (see Note 3, “Fair Value Measurements”).

Upon the closing of the IPO and based on the terms of the Note Warrants, the Company determined the total number of shares of the Company’s common stock underlying the Note Warrants to be 3,321,416 at an exercise price of $3.00 per share. The number of shares of common stock underlying the outstanding Note Warrants as of December 31, 2015 and 2014 was 3,315,878 and 3,321,416, respectively. The Note Warrants expire five years from the date of issuance.

7. Net Loss Per Share of Common Stock

Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding.

The following table sets forth the computation of basic and diluted loss per share for common stockholders:

	Year Ended December 31,
	2015	2014	2013
Net loss applicable to common stockholders	$(25,120,964)	$(34,617,536)	$(23,620,702)
Weighted average shares of common stock outstanding	23,328,922	8,973,599	1,011,789

Net loss per share of common stock—basic and diluted	$(1.08)	$(3.86)	$(23.35)

The following potentially dilutive securities outstanding at December 31, 2015 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been antidilutive given the Company’s net loss:

	December 31,
	2015	2014	2013
Preferred stock	—	—	4,554,874
Options to purchase common stock	4,313,755	3,089,327	2,221,652
Warrants to purchase common stock (1)	13,503,107	14,577,361	718,322

	17,816,862	17,666,688	7,494,848

(1)	The potential dilutive impact of the Company’s Note Warrants (see Note 6 “Senior Convertible Notes”) were not included as of December 31, 2013 as the underlying number of shares was not determinable at that time and would also have been antidilutive.

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

In January 2012, the Company entered into a non-cancellable operating lease for additional office space and laboratory facilities in the same building in Yonkers, New York expiring in December 2027. The lease provides for an option to renew for two additional five-year terms. A security deposit in the amount of $78,238 was paid by the Company. Future minimum lease payments are as follows:

Amount
Year ending December 31:
2016	$851,895
2017	868,933
2018	886,311
2019	904,038
2020	922,118
Thereafter	6,992,396

$11,425,691

Rent expense is recognized on the straight-line method over the terms of each lease. Rent expense for the years ended December 31, 2015, 2014 and 2013, was approximately $873,000, $871,000 and $870,000, respectively.

9. Capital Structure

Common Stock

As of December 31, 2015, the Company was authorized to issue 100,000,000 shares of common stock at $0.0001 par value per share.

Private Placement

On June 12, 2015, the Company closed a private placement of its securities with a group of institutional investors (the “PIPE”). Each investor received one share of common stock and a warrant to purchase one-half share of common stock at a price of $4.23 per common share purchased. The closing of the PIPE resulted in the issuance of an aggregate of 4,728,128 common shares and warrants to purchase an additional 2,364,066 shares of common stock at an exercise price of $8.00 per full share, which expire three years form the date of issuance (the “PIPE Warrants”). The Company received net proceeds from the PIPE of $18.3 million, after deducting expenses payable by the Company.

The placement agents in the PIPE received warrants to purchase 4% of the total number of shares of common stock sold in the PIPE (the “Placement Agent Warrants”), for a total of 189,126 shares of common stock underlying the Placement Agent Warrants. The Placement Warrants became exercisable upon issuance at an exercise price of $4.65 per share and expire on June 11, 2020.

The common stock and accompanying PIPE Warrants and Placement Agent Warrants have been classified to stockholders’ equity in the Company’s balance sheet.

Initial Public Offering

In July 2014, the shareholders approved an amended certificate of incorporation that became effectively immediately upon the closing of the Company’s IPO. The approved certificate increased the number of authorized shares of common stock to 100,000,000 shares.

On August 1, 2014, the Company closed its IPO. Each Unit consisted of one share of common stock, one Class A Warrant to purchase one share of common stock at an exercise price of $4.80 per share and one Class B Warrant to purchase one-half share of common stock at an exercise price of $4.00 per full share. The closing of the IPO resulted in the sale of an aggregate of 6,880,333 Units at a public offering price of $6.00 per Unit, less underwriting discounts and commissions and the underwriter’s expenses, including 880,333 Units issued upon the exercise by the underwriters of their option to purchase additional Units at the public offering price to cover over-allotments of the Company. The Company received net proceeds from the IPO of $35.0 million, after deducting underwriting discounts, commissions, and expenses payable by the Company. Following the IPO, the units separated and the shares of common stock, Class A Warrants and Class B Warrants began to trade separately. The common stock and accompanying Class A and Class B warrants were classified to stockholders’ equity in the Company’s balance sheet.

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

Representative’s Warrant

The Maxim Group, LLC, the representative of the underwriters in the IPO, received the Representative’s Warrant to purchase 3% of the total number of shares of common stock sold in the IPO, including those shares sold upon the exercise of the over-allotment, for a total of 206,410 shares of common stock underlying the

Representative’s Warrant. The Representative’s Warrant became exercisable at an exercise price of $7.50 per share beginning 180 days after the effective date of the Company’s registration statement (January 24, 2015) and expires on August 27, 2019. The Company classified the Representative’s Warrant as a liability since it did not meet the requirements to be included in equity. The fair value of the Representative’s Warrant will be re-measured at each reporting period and changes in fair value will be recognized in the statement of operations (see Note 3, “Fair Value Measurements”).

Voting

The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings.

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of December 31, 2015, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Options to purchase common stock	4,313,755	3,089,327
Warrants to purchase common stock	13,503,107	14,577,361

	17,816,862	17,666,688

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

10. Stock Warrants

As of December 31, 2015 and 2014, the Company had warrants outstanding as shown in the table below.

	December 31,
	2015	2014
Note Warrants	3,315,878	3,321,416
Class A Warrants	6,880,333	6,880,333
Class B Warrants (1)	—	3,440,166
PIPE Warrants	2,364,066	—
Representative’s Warrant	206,410	206,410
Placement Agent Warrants	189,126	—
Other warrants (2)	547,294	729,036

Warrants to purchase common stock	13,503,107	14,577,361
Weighted-average exercise price per share	$5.02	$4.32

(1)	The Class B Warrants expired pursuant to their terms on November 2, 2015.
(2)	Other warrants are comprised of warrants issued prior to the Company’s IPO, generally in exchange for services rendered to the Company.

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

During 2015, the Company did not issue any warrants to purchase shares of common stock for services rendered to the Company.

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

The following table summarizes information regarding the Company’s warrants outstanding and the corresponding exercise price at December 31, 2015:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
≤ $4.00	3,588,406	August 31, 2016 – September 1, 2021
$4.01 - $4.99	7,069,459	February 1, 2017 – June 11, 2020
$5.00 - $9.99	2,656,900	December 10, 2016 – June 27, 2021
≥ $10.00	188,342	August 31, 2016 – January 5, 2022

	13,503,107

11. Stock Option and Incentive Plans

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

As of the closing of the Company’s IPO, there will be no further grants made under the Amended Plan.

2014 Omnibus Incentive Plan

In April 2014, the Company’s board of directors adopted the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s shareholders on July 3, 2014. The 2014 Plan allows for the granting of incentive and non-qualified stock options, restricted stock and stock unit awards, stock appreciation rights and other performance-based awards to the Company’s employees, members of the board of directors and consultants of the Company. On July 28, 2014, the effective date of the 2014 Plan, the number of shares of common stock reserved pursuant to the 2014 Plan was 571,429. The 2014 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2015 and continuing until the expiration of the 2014 Plan, equal to the lesser of (i) 4% of the outstanding shares of common stock on December 31 immediately preceding such date or (ii) a lesser amount determined by the Company’s board of directors. Consistent with the provision for an annual increase, an additional 808,690 shares of common stock have been reserved under the 2014 Plan.

The Company recognizes compensation expense for share-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the year ended December 31, 2015, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	3,089,327	$4.95
Granted	1,353,750	4.64
Exercised	(75,197)	3.50
Expired	(25,605)	6.59
Forfeited	(28,520)	3.61

Options outstanding at December 31, 2015	4,313,755	$4.87	7.34	$2,544,493

Vested and exercisable at December 31, 2015	2,864,799	$5.05	6.55	$2,014,233

Of the option grants outstanding to purchase 4,313,755 shares of common stock, grants to purchase 667,870 shares of common stock were issued and are outstanding outside the Company’s incentive plans.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $4.64, $3.95 and $3.50, respectively. Total compensation expense recognized amounted to $1,929,112, $1,940,179 and $2,309,569 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the total remaining unrecognized compensation cost related to unvested stock options was $3,596,629 which will be recognized over a weighted average period of approximately 2.52 years.

The following weighted average assumptions were used to compute the fair value of stock option grants:

	Year Ended December 31,
	2015	2014	2013
Risk free interest rate	1.62%	1.95%	1.21%
Expected dividend yield	—	—	—
Expected term (in years)	5.75	5.96	6.22
Expected volatility	74.36%	76.3%	73.2%

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

12. Retention Bonus Plan

On February 24, 2014, the Company adopted the ContraFect Corporation Retention Bonus Plan (the “Retention Plan”). Under the Retention Plan, participants vested in and became eligible to receive awards equal to a fixed dollar amount (the “Award Amount”), upon the earliest to occur of any of the following events: (i) the IPO; (ii) a Change of Control (as defined in the Retention Plan); (iii) May 31, 2015; and (iv) a participant’s termination of employment due to death or Disability (as defined in the Retention Plan) (each such event, a “Payment Event”). In the event of an IPO or Change of Control, participants who were then employed by the Company were eligible to receive shares of common stock in an amount equal to 1.82 times each participant’s Award Amount.

As of June 30, 2014, Award Amounts totaling $532,700 had been granted under the Retention Plan. Upon the closing of the Company’s IPO, the Company recognized a total of $954,754 of expense associated with the vesting of the grants. On September 11, 2014, the Company issued 133,109 shares of its common stock, net of shares withheld for tax obligations, in payment of the retention grants.

There are no outstanding Award Amounts as of December 31, 2015 or December 31, 2014 and the Company does not anticipate any further grants under the Retention Plan.

13. 401k Savings Plan

In 2010, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis The Company did not make any contributions to the 401(k) Plan through December 31, 2014. During 2015, the Company established an employer matching program for participants in the 401(k) Plan. The Company incurred approximately $88,000 of expense for matching contributions to the 401(k) Plan during the year ended December 31, 2015.

14. Income Taxes

The Company has available approximately $91,586,000 and $96,074,000 of unused operating loss carryforwards for federal and state tax purposes, respectively, that may be applied against future taxable income. The net operating loss carryforwards will expire through the year 2035 if not utilized prior to that date. No provision for a deferred tax asset has been made for the tax benefits of the net operating loss carryforwards as the entire amount is offset by a valuation allowance. The valuation allowance increased by approximately $9,937,000 and $7,494,000 during the years 2015 and 2014, respectively, and was approximately $40,089,000 and $30,152,000 at December 31, 2015 and 2014, respectively.

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

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. For the three years ended December 31, 2015, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not, as yet, conducted a study of research and development (R&D) credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

The principal components of the Company’s deferred tax assets/liabilities for 2015 and 2014 are as follows:

	December 31,
	2015	2014
Deferred tax assets/liabilities:
Net operating loss carryovers	$36,414,890	$26,959,701
R&D tax credits	1,469,756	1,224,288
Share-based compensation	1,922,680	1,649,073
Accrued compensation and severance	147,175	409,234
Depreciation	(496,327)	(690,981)
Deferred rent	404,885	370,376
Intangible assets	225,702	229,836

	40,088,761	30,151,527
Valuation allowance	(40,088,761)	(30,151,527)

Net deferred tax assets (liabilities)	$—	$—

A reconciliation of the statutory U.S. Federal rate to the company’s effective tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal income tax benefit at statutory rate	(34.00)%	(34.00)%	(34.00)%
State income tax, net of federal benefit	(5.49)	(5.70)	(5.00)
Permanent item—non-deductible interest	—	14.59	—
Other permanent items	1.99	1.83	0.01
Change in valuation allowance	39.70	24.89	40.17
R&D tax credits	(.99)	(1.13)	(1.08)
Other	(1.21)	(0.48)	(0.10)

Effective income tax (benefit) expense rate	0%	0%	0%

15. Significant Agreements

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

In consideration for the licenses, we paid Rockefeller license initiation fees in cash and stock and may be required to pay an annual maintenance fee, milestone payments and royalties on net sales from products to Rockefeller. We are allowed to grant sublicenses to third parties without prior approval, subject to certain conditions and the payment of a certain percentage of all payments we receive from sublicensees.

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

Legal Contingencies

From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business. These proceedings may include allegations of infringement of intellectual property, employment or other matters. The Company records a liability in its financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary to make the financial statements not misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the Company’s financial statements. The Company currently has no legal proceedings ongoing that management estimates could have a material effect on the Company’s financial statements.

16. Related-Party Transactions

The Company paid its non-employee directors fees for services as directors and consulting of approximately $630,000, $568,000 and $271,000 for the years ended December 31, 2015, 2014 and 2013, respectively, which were included in general and administrative expenses.

17. Subsequent Events

In January 2016, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $30 million, through an “at the market” equity offering program under which Cowen will act as sales agent. As of the date of this report, the Company has not sold any shares under the program.

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

Signature	Title	Date

/S/ JULIA P. GREGORY Julia P. Gregory	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2016

/S/ MICHAEL MESSINGER Michael Messinger	Vice President, Finance and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2016

/S/ SOL BARER Sol Barer, Ph.D.	Lead Independent Director	March 15, 2016

/S/ ISAAC BLECH Isaac Blech	Director	March 15, 2016

/S/ STEVE GILMAN Steve Gilman, Ph.D.	Chairman of the Board	March 15, 2016

/S/ DAVID N. LOW, JR. David N. Low, Jr.	Director	March 15, 2016

/S/ MICHAEL OTTO Michael Otto, Ph.D.	Director	March 15, 2016

/S/ ROGER POMERANTZ Roger Pomerantz, M.D., F.A.C.P.	Vice Chairman of the Board	March 15, 2016

/S/ DAVID SCHEINBERG David Scheinberg, M.D., Ph.D.	Director	March 15, 2016

/S/ CARY SUCOFF Cary Sucoff	Director	March 15, 2016

/S/ LAWRENCE TIAN Lawrence Tian	Director	March 15, 2016

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation					*

3.2	Second Amended and Restated Bylaws	8-K	001-36577	3.2	October 29, 2015

4.1	Form of Common Stock Certificate	S-1/A	333-195378	4.1	July 3, 2014

4.2	Class A Warrant Agreement, dated as of July 28, 2014, by and between the Company and American Stock Transfer & Trust Company, LLC	8-K	001-36577	4.5.1	October 29, 2015

4.3	Specimen Class A Warrant Certificate	8-K	001-36577	4.12	October 29, 2015

4.4	Representative’s Warrant, dated August 27, 2014	8-K	001-36577	4.14	October 29, 2015

4.5	Form of Noteholder Warrant	S-1/A	333-195378	4.7	July 3, 2014

4.6	Specimen Unit Certificate	S-1	333-195378	4.8	July 1, 2014

4.7	Form of Indenture	S-3	333-206786	4.1	September 4, 2015

4.8	Form of Investor Warrant	8-K	001-36577	4.1	June 12, 2015

4.9	Form of Placement Agent Warrant	8-K	001-36577	4.2	June 12, 2015

10.1	License Agreement, between The Rockefeller University and ContraFect Corporation, dated July 12, 2011	S-1	333-195378	10.1	April 18, 2014

10.2	Lease Agreement, between Hudson View Building #3 LLC and ContraFect Corporation, dated December 1, 2010	S-1	333-195378	10.2	April 18, 2014

10.3	Lease Agreement, between Hudson View Building #3 LLC and ContraFect Corporation, dated January 1, 2012	S-1	333-195378	10.3	April 18, 2014

10.4#	Form of Indemnification Agreement	S-1/A	333-195378	10.4	July 1, 2014

10.5#	Employment Agreement by and between ContraFect Corporation and Julia P. Gregory dated April 29, 2014	S-1/A	333-195378	10.6	July 1, 2014

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.6#	Employment Agreement by and between ContraFect Corporation and Michael Wittekind, Ph.D. dated March 6, 2012	S-1	333-195378	10.7	April 18, 2014

10.7#	Employment Agreement by and between ContraFect Corporation and Daniel E. Couto, dated March 21, 2011					*

10.8#	Separation and Consulting Agreement by and between ContraFect Corporation and Dr. Barry Kappel, dated April 15, 2015					*

10.9#	ContraFect Corporation Retention Bonus Plan	S-1	333-195378	10.9	April 18, 2014

10.10#	ContraFect Corporation Retention Bonus Plan Award Agreement	S-1	333-195378	10.10	April 18, 2014

10.11#	ContraFect Corporation Amended and Restated 2008 Equity Incentive Plan	S-1	333-195378	10.11	April 18, 2014

10.12#	ContraFect Corporation Form of Stock Option Agreement	S-1	333-195378	10.12	April 18, 2014

10.13#	ContraFect Corporation 2008 Equity Incentive Plan	S-1	333-195378	10.13	April 18, 2014

10.14#	ContraFect Corporation 2014 Omnibus Incentive Plan	S-1/A	333-195378	10.14	July 1, 2014

10.15	License Agreement, between Trellis Bioscience LLC and ContraFect Corporation, dated January 29, 2014	S-1/A	333-195378	10.15	July 1, 2014

10.16	Amendment to the Trellis License Agreement, dated June 15, 2014	S-1/A	333-195378	10.16	July 1, 2014

10.17	Form of Securities Purchase Agreement between the Company and Benjamin Small, Birchview Fund, LLC, Broadfin Healthcare Master Fund, Ltd., Cormorant Global Healthcare Master Fund, LP, Jack W. Schuler, Matthew W. Strobeck, Oracle Institutional Partners, LP, Oracle Partners, LP, and Richard B. McCormick, dated June 11, 2015	8-K	001-36577	10.1	June 12, 2015

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.18	Form of Registration Rights Agreement among the Company, Benjamin Small, Birchview Fund, LLC, Broadfin Healthcare Master Fund, Ltd., Cormorant Global Healthcare Master Fund, LP, Jack W. Schuler, Matthew W. Strobeck, Oracle Institutional Partners, LP, Oracle Partners, LP, and Richard B. McCormick and Brookline Group LLC, dated June 11, 2015	8-K	001-36577	10.2	June 12, 2015

10.19#	First Amendment to the Employment Agreement by and between ContraFect Corporation and Julia P. Gregory, dated August 10, 2015	8-K	001-36577	10.1	August 13, 2015

10.20#	First Amendment to Employment Agreement by and between the Company and Michael Wittekind, PhD., dated November 12, 2015	10-Q	001-36577	10.2	November 12, 2015

10.21#	First Amendment to Employment Agreement by and between the Company and Daniel E. Couto, dated November 2, 2015					*

23.1	Consent of Ernst & Young LLP					*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	XBRL Instance Document					*

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.