Form 10-Q
period 2016-03-31
CONTRAFECT Corp
filed 2016-05-10
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of May 5, 2016 was 27,485,542.

CONTRAFECT CORPORATION

CONTRAFECT CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONTRAFECT CORPORATION

Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$7,638,646	$9,972,781
Marketable securities	18,627,367	22,948,872
Prepaid expenses and other current assets	1,109,706	1,176,895

Total current assets	27,375,719	34,098,548
Property and equipment, net	1,516,198	1,618,968
Other assets	143,621	143,621

Total assets	$29,035,538	$35,861,137

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,821,341	$1,517,417
Accrued liabilities	3,109,737	2,251,767

Total current liabilities	4,931,078	3,769,184
Deferred rent	987,260	972,119
Warrant liabilities	256,054	444,324

Total liabilities	6,174,392	5,185,627
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 27,485,542 and 27,482,692 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	2,748	2,748
Additional paid-in capital	149,363,352	148,282,546
Accumulated other comprehensive loss	(2,381)	(30,373)
Accumulated deficit	(126,502,573)	(117,579,411)

Total stockholders’ equity	22,861,146	30,675,510

Total liabilities and stockholders’ equity	$29,035,538	$35,861,137

See accompanying notes.

CONTRAFECT CORPORATION

Unaudited Statements of Operations

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Research and development	$4,430,670	$2,422,106
General and administrative	4,724,133	2,272,970

Total operating expenses	9,154,803	4,695,076

Loss from operations	(9,154,803)	(4,695,076)
Other income (expense):
Interest income	43,371	55,368
Change in fair value of warrant liabilities	188,270	(212,055)

Total other income (expense)	231,641	(156,687)

Net loss	(8,923,162)	(4,851,763)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.32)	$(0.24)

Basic and diluted weighted average shares outstanding	27,483,909	20,221,463

See accompanying notes.

CONTRAFECT CORPORATION

Unaudited Statements of Comprehensive Loss

	Three Months Ended March 31,
	2016	2015
Net loss	$(8,923,162)	$(4,851,763)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	27,992	(47,706)

Comprehensive loss	$(8,895,170)	$(4,899,469)

See accompanying notes.

CONTRAFECT CORPORATION

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(8,923,162)	$(4,851,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	134,381	134,336
Stock-based compensation expense	1,080,806	420,029
Change in fair value of warrant liabilities	(188,270)	212,055
Increase in deferred rent	15,141	14,826
Other non-cash charges and expenses	—	(28,977)
Net amortization of premium paid on marketable securities	133,529	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	67,187	97,061
Increase (decrease) in accounts payable and accrued liabilities	1,161,894	(491,406)

Net cash used in operating activities	(6,518,494)	(4,493,839)
Cash flows from investing activities
Purchases of marketable securities	(1,994,030)	(9,374,346)
Proceeds from maturities of marketable securities	6,210,000	500,000
Purchases of property and equipment	(31,611)	—

Net cash provided by (used in) investing activities	4,184,359	(8,874,346)
Cash flows from financing activities
Proceeds from exercise of warrants	—	400

Net cash provided by financing activities	—	400

Net decrease in cash and cash equivalents	(2,334,135)	(13,367,785)
Cash and cash equivalents at beginning of period	9,972,781	25,722,453

Cash and cash equivalents at end of period	$7,638,646	$12,354,668

See accompanying notes.

ContraFect Corporation

Notes to Unaudited Financial Statements

March 31, 2016

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

The Company has incurred losses from operations since inception as a research and development organization and has relied on its ability to fund its operations through public and private debt and equity financings. Management believes its cash, cash equivalents and marketable securities balances will be sufficient to fund operations into the first half of 2017 and expects operating losses and negative cash flows to continue at more significant levels in the future as it initiates additional clinical trials. Transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional public or private equity financings, and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances that such financing will be available to the Company on satisfactory terms, or at all.

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

The significant increases in common stock outstanding in June and November 2015 are expected to impact the year-over-year comparability of the Company’s net loss per share calculations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2015 balance sheet was derived from the Company’s audited financial statements. The Company’s audited financial statements as of and for the year ended December 31, 2015, including all related disclosures and the complete listing of significant accounting policies as described in Note 2 thereof, are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 15, 2016.

In the opinion of management, the unaudited financial information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts payable, accrued liabilities, convertible notes and warrant liabilities. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The fair value of the Company’s warrant liabilities are based upon unobservable inputs, as described further below.

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. Financial Accounting Standards Board (“FASB”) ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

The Company had no liabilities classified as Level 1 or Level 2. The carrying amounts reported in the accompanying financial statements for accounts payable and accrued expenses approximate their respective fair values due to their short-term maturities. The fair value of the warrant is discussed in Note 4, “Fair Value Measurements.”

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

In March 2016, the FASB issued a new Accounting Standards Update, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, thus eliminating APIC pools. Accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures will change. Companies will have to elect whether to account for forfeitures by recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The new standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the new pronouncement on the Company’s financial statements and related disclosures.

3. Marketable Securities

Marketable securities at March 31, 2016 and December 31, 2015 consisted of investments in short-term corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit) and a component of total comprehensive loss in the statements of comprehensive loss, until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the three months ended March 31, 2016.

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

Marketable securities at March 31, 2016 consist of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$18,629,748	$1,315	$(3,696)	$18,627,367

Marketable securities at December 31, 2015 consisted of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$22,979,245	$199	$(30,572)	$22,948,872

At March 31, 2016 and December 31, 2015, the Company held only current investments. Investments classified as current have maturities of less than one year. Investments that would be classified as non-current are those that have maturities of greater than one year and management does not intend to liquidate within the next twelve months.

At March 31, 2016 and December 31, 2015, the Company held 13 and 28 debt securities, respectively, that individually and in total were in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2016 and December 31, 2015 was $10,577,109 and $21,137,424, respectively. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of March 31, 2016 and December 31, 2015.

4. Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	Fair Value Measurement as of March 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$7,579,420	$—	$—
Marketable securities	18,627,367	—	—
Warrant liability	—	—	256,054

Total	$26,206,787	$—	$256,054

	Fair Value Measurement as of December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$9,607,134	$—	$—
Marketable securities	22,948,872	—	—
Warrant liability	—	—	444,324

Total	$32,556,006	$—	$444,324

The Company issued a warrant to the representative of the underwriter of its initial public offering (the “Representative’s Warrant”), The Company evaluated the Representative’s Warrant against current accounting guidance and determined that this warrant should be classified as a liability and considers it as a Level 3 financial instrument (see also Note 8, “Capital Structure”). The warrant will be re-measured at each subsequent reporting period and changes in fair value will be recognized in the statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	As of March 31, 2016	As of December 31, 2015
Expected volatility	79.90%	78.1%
Remaining contractual term (in years)	3.42	3.67
Risk-free interest rate	1.04%	1.54%
Expected dividend yield	—%	—%

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and 2015:

Warrant liabilities

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$444,324	$313,004
Increase (decrease) in fair value (1)	(188,270)	212,055

Balance at end of period	$256,054	$525,059

(1)	The change in the fair values of the warrant liabilities are recorded in other expenses in the statement of operations.

The key inputs into the Black-Scholes option pricing model are the per share value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liability.

5. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2016	December 31, 2015
Accrued compensation costs	$1,690,113	$1,133,742
Accrued research and development fees	624,190	590,307
Accrued professional fees	543,774	317,796
Other	251,660	209,922

	$3,109,737	$2,251,767

6. Senior Convertible Notes

The Company issued approximately $15.0 million in aggregate principal amount of its 8.00% Convertible Notes due May 31, 2015 (the “Convertible Notes”) from June 2013 through June 2014. On August 1, 2014, in conjunction with the closing of the Company’s initial public offering, the principal amount of the Convertible Notes, and all accrued and unpaid interest thereon, automatically converted into 5,109,988 shares of common stock. Upon the closing of the offering, the Company accelerated the amortization of the remaining debt discount balance to interest expense.

Each purchaser of the Convertible Notes received a warrant (the “Note Warrants”). Upon the closing of the initial public offering and based on the terms of the Note Warrants, the Company determined the total number of shares of the Company’s common stock underlying the Note Warrants to be 3,321,416 at an exercise price of $3.00 per share. There were 3,315,878 shares of common stock underlying the outstanding Note Warrants as of March 31, 2016 and December 31, 2015. The Note Warrants expire five years from the date of issuance.

7. Net Loss Per Share of Common Stock

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding.

The following table sets forth the computation of basic and diluted net loss per share for common stockholders:

	Three Months Ended March 31,
	2016	2015
Net loss	$(8,923,162)	$(4,851,763)
Weighted average shares of common stock outstanding	27,483,909	20,221,463

Net loss per share of common stock—basic and diluted	$(0.32)	$(0.24)

The following potentially dilutive securities outstanding at March 31, 2016 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive given the Company’s net loss:

	March 31,
	2016	2015
Options to purchase common stock	4,711,508	3,791,577
Warrants to purchase common stock	13,503,107	14,577,261

	18,214,615	18,368,838

8. Capital Structure

Common Stock

As of March 31, 2016, the Company was authorized to issue 100,000,000 shares of common stock at $0.0001 par value per share.

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

The common stock and accompanying PIPE Warrants and Placement Agent Warrants have been classified as stockholders’ equity in the Company’s balance sheet.

Initial Public Offering

In July 2014, the stockholders approved an amended certificate of incorporation that became effectively immediately upon the closing of the Company’s IPO. The approved certificate increased the number of authorized shares of common stock to 100,000,000 shares.

On August 1, 2014, the Company closed an initial public offering of its units (the “IPO”). Each unit consisted of one share of common stock, one Class A Warrant to purchase one share of common stock at an exercise price of $4.80 per share and one Class B Warrant to purchase one-half share of common stock at an exercise price of $4.00 per full share (the “Units”). The closing of the IPO resulted in the sale of an aggregate of 6,880,333 Units at a public offering price of $6.00 per Unit, less underwriting discounts and commissions and the underwriter’s expenses, including 880,333 Units issued upon the exercise by the underwriters of their option to purchase additional Units at the public offering price to cover over-allotments. The Company received net proceeds from the IPO of $35.0 million, after deducting underwriting discounts, commissions, and expenses payable by the Company. Following the IPO, the Units separated and the shares of common stock, Class A Warrants and Class B Warrants began to trade separately. The common stock and accompanying Class A and Class B Warrants have been classified as stockholders’ equity in the Company’s balance sheet.

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

Representative’s Warrant

The Maxim Group, LLC, the representative of the underwriter in the IPO, received the Representative’s Warrant to purchase 3% of the total number of shares of common stock sold in the IPO, including those shares sold upon the exercise of the over-allotment option, for a total of 206,410 shares of common stock underlying the Representative’s Warrant. The Representative’s Warrant is exercisable at an exercise price of $7.50 per share beginning 180 days after the effective date of the Company’s registration statement (January 24, 2015) and expiring on August 27, 2019. The Company classified the Representative’s Warrant as a liability since it did not meet the requirements to be included in equity. The fair value of the Representative’s warrant will be re-measured at each reporting period and changes in fair value will be recognized in the statement of operations (see Note 4, “Fair Value Measurements”).

Voting

The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings.

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of March 31, 2016, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Options to purchase common stock	4,711,508	4,313,755
Warrants to purchase common stock	13,503,107	13,503,107

	18,214,615	17,816,862

Sales Agreement

In January 2016, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $30 million, through an “at the market” equity offering program under which Cowen will act as sales agent. The Company has not sold any shares under the program.

9. Stock Warrants

As of March 31, 2016 and December 31, 2015, the Company had warrants outstanding as shown in the table below.

	March 31, 2016	December 31, 2015
Note Warrants	3,315,878	3,315,878
Class A Warrants	6,880,333	6,880,333
PIPE Warrants	2,364,066	2,364,066
Representative’s Warrant	206,410	206,410
Placement Agent Warrants	189,126	189,126
Other warrants (1)	547,294	547,294

Warrants to purchase common stock	13,503,107	13,503,107
Weighted-average exercise price per share	$5.02	$5.02

(1)	Other warrants are comprised of warrants issued prior to the Company’s IPO, generally in exchange for services rendered to the Company.

The following table summarizes information regarding the Company’s warrants outstanding at March 31, 2016:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
≤ $4.00	3,588,406	August 31, 2016 – September 1, 2021
$4.01-$4.99	7,069,459	February 1, 2017 – June 11, 2020
$5.00 - $9.99	2,656,900	December 10, 2016 – June 27, 2021
≥ $10.00	188,342	August 31, 2016 – January 5, 2022

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

2014 Omnibus Incentive Plan

In April 2014, the Company’s board of directors adopted the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s stockholders on July 3, 2014. The 2014 Plan allows for the granting of incentive and non-qualified stock options, restricted stock and stock unit awards, stock appreciation rights and other performance-based awards to the Company’s employees, members of the board of directors and consultants of the Company. On July 28, 2014, the effective date of the 2014 Plan, the number of shares of common stock reserved pursuant to the 2014 Plan was 571,429. The 2014 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ended December 31, 2014 and continuing until the expiration of the 2014 Plan, equal to the lesser of (i) 4% of the outstanding shares of common stock on such date or (ii) an amount determined by the Company’s board of directors. Consistent with the provision for an annual increase, an additional 1,907,997 shares of common stock have been reserved under the 2014 Plan.

The Company recognized compensation expense for share-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the three months ended March 31, 2016, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	4,313,755	$4.87
Granted	776,100	3.39
Exercised	(21,356)	3.07
Expired	(68,279)	5.10
Forfeited	(288,712)	4.61

Options outstanding at March 31, 2016	4,711,508	$4.64	6.27	$126,917

Vested and exercisable at March 31, 2016	3,251,921	$4.90	5.19	$27,548

Of the option grants outstanding to purchase 4,711,508 shares of common stock, grants to purchase 667,870 shares of common stock were issued and are outstanding outside the Company’s incentive plans.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the three months ended March 31, 2016 and 2015 was $3.39 and $4.62, respectively. Total compensation expense recognized amounted to $1,080,806 and $365,729 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the total remaining unrecognized compensation cost related to unvested stock options was $ 4,255,165 which will be recognized over a weighted average period of approximately 2.43 years.

The following assumptions were used to compute the fair value of stock option grants:

	Three Months Ended March 31,
	2016	2015
Risk free interest rate	1.21%	1.62%
Expected dividend yield	—	—
Expected term (in years)	4.87	5.97
Expected volatility	79.7%	73.6%

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

11. Significant Agreements

On March 25, 2016, the Company entered into a separation agreement and release of claims with its former Chief Executive Officer, Julia P. Gregory. Subject to Ms. Gregory’s continued compliance with restrictive covenants contained in her employment agreement with the Company, the separation agreement provides for Ms. Gregory to receive severance payments totaling approximately $1.2 million for a period of 18 months following the effective date of Ms. Gregory’s retirement, the accelerated vesting of all unvested portions of stock option grants dated April 29, 2014 and February 8, 2016, and continued medical, dental and vision coverage paid for by the Company under the Company’s group healthcare plans for up to eighteen months following the effective date of Ms. Gregory’s retirement. The total amount of these charges was recognized as part of general and administrative expenses for the period ended March 31, 2016. Ms. Gregory will have a period of two years following the effective date of her retirement to exercise her vested Company stock options.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition in conjunction with the information set forth in our financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission on March 15, 2016.

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, our beliefs regarding lysins, future operations, future financial position, the sufficiency of our cash and cash equivalents and marketable securities, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “targets”, “may”, “plans”, “projects”, “potential”, “will”, “would”, “could” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All such forward-looking statements involve significant risks and uncertainties, including, but not limited to, statements regarding:

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

Overview

We are a clinical-stage biotechnology company focused on discovering and developing therapeutic protein and antibody products for the treatment of life-threatening, drug-resistant infectious diseases, including those caused by drug resistant pathogens, particularly those treated in hospital settings. Drug-resistant infections account for two million illnesses in the United States and 700,000 deaths worldwide each year. We intend to address drug-resistant infections using our therapeutic product candidates from our lysin and monoclonal antibody platforms that target conserved regions of either bacteria or viruses. Lysins are enzymes derived from naturally occurring bacteriophage which are viruses that infect bacteria. When recombinantly produced and then applied to bacteria, lysins cleave a key component of the target bacteria’s peptidoglycan cell wall, which results in rapid bacterial cell death. Lysins kill bacteria faster than conventional antibiotics, which typically require bacterial cell division and metabolism in order to kill or stop the growth of bacteria. We believe that the properties of our lysins will make them suitable for targeting antibiotic-resistant organisms, such as Staphylococcus aureus (“Staph aureus”) which causes serious infections such as bacteremia, pneumonia and osteomyelitis. In addition, our lysins have demonstrated the ability to clear biofilms in animal models, and we believe they may be useful for the treatment of biofilm-related infections in prosthetic joints, indwelling devices and catheters. Beyond our lysin programs, we are exploring therapies using monoclonal antibodies (“mAbs”) designed to bind to viral targets. Our approach to antibody therapy employs a combination of multiple mAbs to either achieve greater efficacy or provide broader coverage across pathogenic strains.

We have not generated any revenues and, to date, have funded our operations primarily through the issuance and sale of our Units, which consisted of one share of common stock, one Class A Warrant to purchase one share of common stock at an exercise price of $4.80 per share and one Class B Warrant to purchase one-half share of common stock at an exercise price of $4.00 per full share (“Units”), common stock, convertible preferred stock and convertible debt to our investors. As of November 2, 2015, the date of expiration of the Class B Warrants, holders of the Class B Warrants had exercised 4,812,328 Class B Warrants, resulting in the issuance of 2,406,164 shares of the Company’s common stock and the receipt by the Company of approximately $9.6 million in gross proceeds. In June 2015, the Company completed a private placement of securities to institutional investors whereby the investors received an aggregate of 4,728,128 shares of the Company’s common stock and warrants to purchase an additional 2,364,066 shares of common stock at an exercise price of $8.00 per share. The Company received net proceeds of $18.3 million, net of expenses. In August 2014, we completed our initial public offering (“IPO”), raising net proceeds of $35.0 million, net of an underwriting discount, commissions and offering expenses. In connection with the IPO, our Board of Directors and stockholders approved a 1-for-7 reverse stock split of our common stock. The reverse stock split became effective on July 25, 2014.

We have never been profitable and our net loss from operations was $8.9 million for the three months ended March 31, 2016 and $25.1 million for the year ended December 31, 2015. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Additionally, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

CF-301: lead lysin program

CF-301 is a parenteral, potent, bactericidal lysin targeting Staph aureus bacteria, making it a highly specific therapeutic candidate for the treatment of patients with Staph aureus bacteremia. In December 2015, we concluded a Phase 1 single ascending dose study in healthy volunteers. We have worldwide development and commercial rights to CF-301 and expect to fund the future development and commercialization costs related to this program.

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

To date, a large portion of our research and development work has related to the establishment of both our lysin and antibody platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our product candidates and Phase 1 clinical testing of CF-301, the first lysin to enter clinical trials in the U.S. In the future, we intend to continue using our employee and infrastructure resources across multiple development programs as well as research projects. In the three months ended March 31, 2016 and 2015, we recorded approximately $4.4 million and $2.4 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in product development, external research and licensing costs and professional fees, by project, including CF-301 and CF-404, as shown below.

The following table summarizes our research and development expenses by category for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Product development	$1,714,279	$952,562
Personnel related	1,049,636	690,356
Laboratory costs	575,144	453,313
External research and licensing costs	317,634	104,704
Professional fees	607,685	140,622
Share-based compensation	166,292	80,549

Total research and development expense	$4,430,670	$2,422,106

The following table summarizes our research and development expenses by program for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
CF-301	$933,368	$578,902
CF-404	1,523,117	464,651
Other research and development	758,257	607,648
Personnel related and share-based compensation	1,215,928	770,905

Total research and development expense	$4,430,670	$2,422,106

We anticipate that our research and development expenses will increase substantially as the clinical trials for our product candidates progress. However, the successful development of future product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our research and development activities;

•	the feasibility and success of our product formulation and manufacturing processes;

•	clinical trial results;

•	the terms and timing of regulatory approvals;

•	our ability to market, commercialize and achieve market acceptance for our product candidates in the future; and

•	the expense, filing, prosecuting, defending and enforcing of patent claims and other intellectual property rights.

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

There have been no material changes to our critical accounting policies from the information provided in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed by us with the SEC on March 15, 2016.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated.

	Three Months Ended March 31,
	2016	2015	Dollar Change
Operating expenses:
Research and development	$4,430,670	$2,422,106	$2,008,564
General and administrative	$4,724,133	$2,272,970	$2,451,163
Other income (expense)	$231,641	$(156,687)	$388,328

Comparison of three months ended March 31, 2016 and 2015

Research and Development Expenses

Research and development expense was $4.4 million for the three months ended March 31, 2016, compared with $2.4 million for the three months ended March 31, 2015, an increase of $2.0 million. This increase was primarily attributable to a $1.4 million increase in expenditures on our product candidates as we continued to prepare CF-301 for Phase 2 clinical trials and to progress CF-404 through IND-enabling studies and manufacturing activities and a $0.6 million increase in our research headcount and related salaries, benefits and laboratory costs in support of the discovery and study of additional product candidates.

General and Administrative Expenses

General and administrative expense was $4.7 million for the three months ended March 31, 2016, compared with $2.3 million for the three months ended March 31, 2015, an increase of $2.4 million. This increase was primarily attributable to severance costs totaling $2.0 million, including $0.5 million of non-cash share-based compensation expense, an increase in our administrative and headcount, resulting in a $0.2 million increase in expenses, and a $0.2 million increase in legal and accounting costs related to our SEC filings.

Other income (expense)

Other income was $0.2 million for the three months ended March 31, 2016 compared with expense of $0.2 million for the three months ended March 31, 2015, an increase of $0.4 million. In the current period, we had non-cash income of $0.2 million related to the change in fair value of our warrant liability and less than $0.1 million of interest income from our marketable securities. In the prior year period, we had non-cash expense of more than $0.2 million related to the change in fair value of our warrant liability, which was partially offset by interest income of less than $0.1 million from our marketable securities.

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

As of March 31, 2016, our cash and cash equivalents and marketable securities totaled $26.3 million. We primarily invest our cash and cash equivalents in commercial money market accounts and our marketable securities in highly rated corporate debt securities.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$(6,518,494)	$(4,493,839)
Investing activities	$4,184,359	$(8,874,346)
Financing activities	$—	$400

Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities in the three months ended March 31, 2016 increased by $2.0 million as compared to the same period in 2015. In the three months ended March 31, 2016, we had an increase in our loss from operations as we advanced our product candidates and expanded our research and administrative headcount.

Investing Activities

Net cash provided by investing activities in the three months ended March 31, 2016 resulted from proceeds from maturities of marketable securities, which were partially offset by the amounts we reinvested. In the prior year period, net cash used in investing activities resulted from the investment of our cash balances into marketable securities.

Financing Activities

There was no cash provided by financing activities in the three months ended March 31, 2016.

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

We believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations into the first half of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of March 31, 2016:

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations (1)	$11,212,716	$856,154	$1,764,020	$1,835,287	$6,757,255
License and sponsored research agreements (2)	1,450,044	540,044	310,000	400,000	200,000

Total obligations	$12,662,760	$1,396,198	$2,074,020	$2,235,287	$6,957,255

(1)	Represents future minimum lease payments under non-cancelable operating leases for our current facilities in Yonkers, New York which expire in 2027. The minimum lease payments above do not include certain utility costs, common area maintenance charges or real estate taxes.
(2)	Represents certain amounts payable under our licenses and sponsored research agreements with The Rockefeller University (“Rockefeller”) and Trellis Bioscience LLC (“Trellis”).

We enter into contracts in the normal course of business with contract research organizations, or CROs, for clinical trials, clinical supply manufacturing, non-clinical and preclinical studies and for other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations.

The contractual obligations table also does not include any potential contingent payments upon the achievement by us of specified clinical, regulatory and commercial events, as applicable, or royalty payments we may be required to make under license agreements we have entered into with Rockefeller and Trellis. These occurrence and timing of these events are difficult to predict and subject to significant uncertainty. Since we are unable to reliably estimate the timing and amounts of such milestone and royalty payments, or whether they will occur at all, these contingent payments have been excluded from the table above. See “Note 15—Notes to Financial Statements” on Page F-25 of our Annual Report on Form 10-K filed by us with the SEC on March 15, 2016.

Effects of Inflation

We do not believe that inflation or changing prices had a significant impact on our results of operations for any periods presented herein.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we are currently not party to, any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2016, we had cash, cash equivalents and marketable securities of $26.3 million. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the fair value of our cash equivalents or marketable securities. If a 10% change in interest rates were to have immediately occurred on March 31, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

While we believe our cash, cash equivalents and marketable securities do not contain excessive credit or liquidity risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

We do not own any derivative financial instruments. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no such changes during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in the section entitled “Risk Factors” in the Company’s Annual Report on From 10-K, filed with the SEC on March 15, 2016. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and common stock price. Other factors may exist that we do not consider significant based on information that is currently available. In addition, new risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect us. Past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

Since inception, we have incurred significant operating losses. Our net loss was $8.9 million for the three months ended March 31, 2016 and $25.1 million for the year ended December 31, 2015. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as clinical trials for any of our product candidates commence or progress. Our expenses will increase if and as we:

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

We currently operate with limited resources. We believe that our cash, cash equivalents and marketable securities balance of $26.3 million as of March 31, 2016 will be sufficient to fund our projected operations into the first half of 2017. Depending on the level of cash used in or generated from operations, additional capital may be required to sustain operations. We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. Meaningful revenues will likely not be available until and unless any future product candidates are approved by the FDA or comparable regulatory agencies in other countries and successfully marketed, either by us or a partner, an outcome which may not occur. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. If we are unable to continue as a going concern, you could lose all or part of your investment in our Company.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of CF-301 and preclinical development of CF-404, and, possibly, acquire and develop new product candidates or technologies. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	the complexity, timing and results of our clinical trials of our product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of developing our product candidates for additional indications;

•	our ability to establish scientific or business collaborations on favorable terms, if at all;

•	the costs of preparing, filing and prosecuting patent or other intellectual property applications, maintaining and protecting our intellectual property rights and defending against intellectual property-related claims;

•	the extent to which we in-license or acquire other product candidates or technologies; and

•	the scope, progress, results and costs of product development for our product candidates.

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

We may experience delays in clinical trials of our product candidates. Our planned clinical trials might not begin on time, might need to be redesigned, might not enroll a sufficient number of patients or might not be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

•	imposition of a clinical hold by the FDA or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial to the detriment of enrollment;

•	adverse side effects in patient populations;

•	time required to add new sites;

•	delays resulting from negative or equivocal findings of the data safety monitoring board for a trial;

•	delays in completing preclinical studies; or

•	delays in developing adequate processes for manufacture of, or formulations for, sufficient supplies of clinical trial materials.

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

There are underlying risks associated with the manufacture of our product candidates, which could include cost overruns, new impurities, difficulties in process or formulation development, scaling up or reproducing manufacturing processes and lack of timely availability of raw materials.

We do not currently have nor do we plan to build the infrastructure or capability internally to manufacture CF-301, CF-404 or any other product candidates.

We employ the services of Fujifilm Diosynth Biotechnologies UK LTD (“Fujifilm UK”) to supply the active pharmaceutical ingredient for CF-301 and Fujifilm Diosynth Biotechnologies U.S.A, Inc. to supply the active pharmaceutical ingredient for CF-404. We have not yet manufactured supplies for late phase human clinical trials, scaled up the process for manufacture of such supplies, validated the processes, or contractually secured our commercial supplies.

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

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to attract and retain qualified personnel, and changes in management may negatively affect our business.

We are dependent on the principal members of our management and scientific teams. Our success and the execution of our growth strategy depend largely on the continued service of these employees. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. The loss of the services of any of these persons could be disruptive to our operations, impede our ability to raise additional funding or delay the achievement of our development and commercialization objectives. Additionally, we cannot be certain that changes in management will not lead to additional management departures or changes, affect our ability to hire or retain key personnel, or otherwise negatively affect our business. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, and sales and marketing personnel is critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also compete for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

In addition, if we issue shares of our common stock and/or warrants in a future offering (or, in the case of our common stock, the exercise of outstanding warrants to purchase our common stock), it could be dilutive to our security holders.

Future sales of our common stock or warrants may cause the market price of our securities to decline.

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. We have 27.5 million shares of common stock outstanding. As of May 5, 2016, approximately 25.2 million shares of our outstanding common stock are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have Class A Warrants to purchase 6.9 million shares of common stock outstanding as of May 5, 2016. All shares of common stock underlying the Class A Warrants will be freely tradable upon exercise of the Class A Warrants unless held by our affiliates. The remaining shares of common stock and the shares of common stock underlying our Class A Warrants are, or will be upon exercise of the Class A Warrants, “restricted securities,” as that term is defined in Rule 144 under the Securities Act, and will be freely tradable subject to the applicable holding period, volume, manner of sale and other limitations under Rule 144 or Rule 701 of the Securities Act.

We have registered 3,358,270 shares of our common stock as of March 31, 2016 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

Our executive officers and directors hold a significant concentration of our common stock, which could limit the ability of our other stockholders to influence the direction of our Company.

As calculated by the SEC rules of beneficial ownership, the current executive officers and directors of our Company own 12.8% of our outstanding common stock as of May 5, 2016. Accordingly, they collectively have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets and (iii) amendments to our certificate of incorporation or bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. These individuals also have significant control over our business as officers and directors of our Company. There is a risk that they may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

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

If the price of shares of our common stock does not increase to an amount sufficiently above the exercise price of the Class A Warrants during the exercise period of the Class A Warrants, you may be unable to recover any of your investment in the Class A Warrants. There can be no assurance that any of the factors that could impact the trading price of our common stock will result in the trading price increasing to an amount that will exceed the exercise price or the price required for you to achieve a positive return on your investment in the Class A Warrants.

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

Holders of our Class A Warrants are able to exercise the Class A Warrants and receive freely tradable shares only if (i) a current registration statement under the Securities Act relating to the shares of our common stock underlying the Class A Warrants is then effective, or an exemption from such registration is available, and (ii) such shares of our common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of Class A Warrants reside. Although we have undertaken, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares of common stock underlying the Class A Warrants=, we may not be able to do so. If we are not able to do so, holders may not be able to exercise their Class A Warrants and receive freely tradable shares of our common stock but rather may only be able to receive restricted shares upon exercise. In addition, we have agreed to use our best efforts to register the shares of our common stock underlying the Class A Warrants under the blue sky laws of the states of residence of the existing holders of the Class A Warrants, to the extent an exemption is not available. The value of the Class A Warrants may be greatly reduced if a registration statement covering the shares of our common stock issuable upon exercise of the Class A Warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of Class A Warrants reside.

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

Recent Sales of Unregistered Securities

None

Use of Proceeds from Registered Securities

Pursuant to the Registration Statement on Form S-1 (File No. 333-195378), as amended, that was declared effective by the SEC on July 28, 2014, we registered our units, each unit consisting of one share of common stock, one Class A Warrant to purchase one share of common stock at an exercise price of $4.80 per share and one Class B Warrant to purchase one-half share of common stock at an exercise price of $4.00 per full share (the “Units”), to be sold in our IPO (including 900,000 Units with respect to an over-allotment option granted by us to the underwriters in the offering). We sold a total of 6,000,000 Units in the IPO at an initial public offering price per unit of $6.00 for gross proceeds of $36,000,000, and the underwriter of the IPO exercised its over-allotment option on August 27, 2014 for another 880,333 Units for additional gross proceeds of $5,281,998. The net proceeds of the IPO, after underwriting discount, commissions and offering expenses, to the Company were approximately $35.0 million. As of March 31, 2016, we have used all of the net proceeds from our IPO.

Except as described above, there has been no material change in the planned use of proceeds from our IPO, as described in our final prospectus filed with the SEC on July 29, 2014 pursuant to Rule 424(b)(1) under the Securities Act related to the Company’s IPO.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, dated August 1, 2014, and Certificate of Amendment, dated May 9, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 10, 2016)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 10, 2016)

10.1	Letter Agreement, dated March 21, 2016, between the Company and Steven C. Gilman, Ph.D. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on March 22, 2016)

10.2	Separation Agreement and Release, dated March 25, 2016, between the Company and Julia P. Gregory (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on March 25, 2016)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContraFect Corporation

Date: May 10, 2016	By:	/s/ Steven C. Gilman
Steven C. Gilman
Interim Chief Executive Officer

Date: May 10, 2016	By:	/s/ Michael Messinger
Michael Messinger
Vice President, Finance (Principal Financial and Accounting Officer)