Form 10-Q
period 2016-06-30
CONTRAFECT Corp
filed 2016-08-09
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant’s Common Stock outstanding as of August 8, 2016 was 41,539,605.

CONTRAFECT CORPORATION

CONTRAFECT CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTRAFECT CORPORATION

Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$10,592,096	$9,972,781
Marketable securities	8,499,817	22,948,872
Prepaid expenses and other current assets	1,464,717	1,176,895

Total current assets	20,556,630	34,098,548
Property and equipment, net	1,490,307	1,618,968
Other assets	164,537	143,621

Total assets	$22,211,474	$35,861,137

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,215,558	$1,517,417
Accrued liabilities	3,043,507	2,251,767

Total current liabilities	7,259,065	3,769,184
Deferred rent	994,439	972,119
Warrant liabilities	185,659	444,324

Total liabilities	8,439,163	5,185,627

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 27,539,605 and 27,482,692 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2,754	2,748
Additional paid-in capital	149,948,220	148,282,546
Accumulated other comprehensive income (loss)	2,932	(30,373)
Accumulated deficit	(136,181,595)	(117,579,411)

Total stockholders’ equity	13,772,311	30,675,510

Total liabilities and stockholders’ equity	$22,211,474	$35,861,137

See accompanying notes.

CONTRAFECT CORPORATION

Unaudited Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$7,271,699	$4,307,503	$11,702,369	$6,729,609
General and administrative	2,506,097	2,856,268	7,230,230	5,129,238

Total operating expenses	9,777,796	7,163,771	18,932,599	11,858,847

Loss from operations	(9,777,796)	(7,163,771)	(18,932,599)	(11,858,847)
Other income (expense):
Interest income	28,379	43,772	71,750	99,140
Change in fair value of warrant liabilities	70,395	3,659	258,665	(208,396)

Total other income (expense)	98,774	47,431	330,415	(109,256)

Net loss	$(9,679,022)	$(7,116,340)	$(18,602,184)	$(11,968,103)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.35)	$(0.33)	$(0.68)	$(0.58)

Basic and diluted weighted average shares outstanding	27,497,424	21,244,276	27,490,667	20,735,695

See accompanying notes.

CONTRAFECT CORPORATION

Unaudited Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(9,679,022)	$(7,116,340)	$(18,602,184)	$(11,968,103)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	5,313	(27,915)	33,305	(75,621)

Comprehensive loss	$(9,673,709)	$(7,144,255)	$(18,568,879)	$(12,043,724)

See accompanying notes.

ContraFect Corporation

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(18,602,184)	$(11,968,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	268,853	268,672
Stock-based compensation expense	1,555,750	945,650
Issuance of common stock in exchange for services	93,930	167,538
Change in fair value of warrant liabilities	(258,665)	208,396
Increase in deferred rent	22,320	29,652
Other non-cash charges and expenses	—	43,905
Net amortization of premium paid on marketable securities	267,560	—
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expenses and other current and non-current assets	(308,738)	(686,623)
Increase (decrease) in accounts payable and accrued liabilities	3,489,881	559,699

Net cash used in operating activities	(13,471,293)	(10,431,214)
Cash flows from investing activities
Purchases of marketable securities	(1,994,030)	(13,131,181)
Proceeds from maturities of marketable securities	16,208,830	3,060,535
Purchases of property and equipment	(140,192)	—

Net cash provided by (used in) investing activities	14,074,608	(10,070,646)
Cash flows from financing activities
Proceeds from issuance of securities in private placement	—	20,000,000
Payment of financing costs of securities sold in private placement	—	(1,665,554)
Proceeds from exercise of warrants	16,000	86,913

Net cash provided by financing activities	16,000	18,421,359

Net (decrease) increase in cash and cash equivalents	619,315	(2,080,501)
Cash and cash equivalents at beginning of period	9,972,781	25,722,453

Cash and cash equivalents at end of period	$10,592,096	$23,641,952

See accompanying notes.

ContraFect Corporation

Notes to Unaudited Financial Statements

June 30, 2016

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

The Company has incurred losses from operations since inception as a research and development organization and has relied on its ability to fund its operations through public and private debt and equity financings. Management believes its cash, cash equivalents and marketable securities balances as of June 30, 2016, together with the proceeds from its Follow-on Offering, will be sufficient to fund operations into the second half of 2018 and expects operating losses and negative cash flows to continue at more significant levels in the future as it initiates additional clinical trials. Transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional public or private equity financings, and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances that such financing will be available to the Company on satisfactory terms, or at all.

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

On June 6, 2016, the Company incorporated a wholly-owned subsidiary, ContraFect International Limited, in Scotland to establish legal status for interactions with the European Economic Area.

On July 27, 2016, the Company closed on an underwritten public offering of 14,000,000 shares of its common stock and warrants to purchase an additional 14,000,000 shares of its common stock at an exercise price of $3.00 per share (the “Follow-on Offering”). The public offering price was $2.50 per share of common stock and accompanying warrant, resulting in net proceeds to the Company of approximately $32.6 million after underwriting discounts and commissions and the underwriter’s offering expenses payable by the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2015 balance sheet was derived from the Company’s audited financial statements. The Company’s audited financial statements as of and for the year ended December 31, 2015, including all related disclosures and the complete listing of significant accounting policies as described in Note 2 thereof, are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 15, 2016.

In the opinion of management, the unaudited financial information as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

In March 2016, the FASB issued a new Accounting Standards Update, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, thus eliminating APIC pools. Accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures will change. Companies will have to elect whether to account for forfeitures by recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The new standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact of the new pronouncement on the Company’s financial statements and related disclosures.

Principles Of Consolidation

The Company’s wholly-owned subsidiary is dormant or is otherwise non-operative. Any inter-company accounts are eliminated in consolidation.

3. Marketable Securities

Marketable securities at June 30, 2016 and December 31, 2015 consisted of investments in short-term corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit) and a component of total comprehensive loss in the statements of comprehensive loss, until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the six months ended June 30, 2016.

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

Marketable securities at June 30, 2016 consist of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$8,496,885	$4,567	$(1,635)	$8,499,817

Marketable securities at December 31, 2015 consisted of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$22,979,245	$199	$(30,572)	$22,948,872

At June 30, 2016 and December 31, 2015, the Company held only current investments. Investments classified as current have maturities of less than one year. Investments that would be classified as non-current are those that have maturities of greater than one year and management does not intend to liquidate within the next twelve months.

At June 30, 2016 and December 31, 2015, the Company held 8 and 28 debt securities, respectively, that individually and in total were in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2016 and December 31, 2015 was $6,585,423 and $21,137,424, respectively. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of June 30, 2016 and December 31, 2015.

4. Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	Fair Value Measurement as of June 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$10,418,791	$—	$—
Marketable securities	8,499,817	—	—
Warrant liability	—	—	185,659

Total	$18,918,608	$—	$185,659

	Fair Value Measurement as of December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$9,607,134	$—	$—
Marketable securities	22,948,872	—	—
Warrant liability	—	—	444,324

Total	$32,556,006	$—	$444,324

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

	As of June 30, 2016	As of December 31, 2015
Expected volatility	80.90%	78.1%
Remaining contractual term (in years)	3.17	3.67
Risk-free interest rate	0.71%	1.54%
Expected dividend yield	—%	—%

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016 and 2015:

Warrant liabilities

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$256,054	$525,059	$444,324	$313,004
Increase (decrease) in fair value (1)	(70,395)	(3,659)	(258,665)	208,396

Balance at end of period	$185,659	$521,400	$185,659	$521,400

(1)	The change in fair values of the warrant liabilities is recorded in other expenses in the statement of operations. The key inputs into the Black-Scholes option pricing model are the per share value and the expected volatility for the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liability.

5. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2016	December 31, 2015
Accrued compensation costs	$1,631,613	$1,133,742
Accrued research and development fees	693,050	590,307
Accrued professional fees	394,944	317,796
Other	323,900	209,922

Total Accrued Expenses	$3,043,507	$2,251,767

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

Each purchaser of the Convertible Notes received a warrant (the “Note Warrants”). Upon the closing of the initial public offering and based on the terms of the Note Warrants, the Company determined the total number of shares of the Company’s common stock underlying the Note Warrants to be 3,321,416 at an exercise price of $3.00 per share. There were 3,315,878 shares of common stock underlying the outstanding Note Warrants as of June 30, 2016 and December 31, 2015. The Note Warrants expire five years from the date of issuance.

7. Net Loss Per Share of Common Stock

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding.

The following table sets forth the computation of basic and diluted net loss per share for common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss applicable to common stockholders	$(9,679,022)	$(7,116,340)	$(18,602,184)	$(11,968,103)
Weighted average shares of common stock outstanding	27,497,424	21,244,276	27,490,667	20,735,695

Net loss per share of common stock—basic and diluted	$(0.35)	$(0.33)	$(0.68)	$(0.58)

The following potentially dilutive securities outstanding at June 30, 2016 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive given the Company’s net loss:

	June 30,
	2016	2015
Options to purchase common stock	4,689,120	4,076,322
Warrants to purchase common stock	13,480,250	17,059,672

	18,169,370	21,135,994

8. Capital Structure

Common Stock

As of June 30, 2016, the Company was authorized to issue 100,000,000 shares of common stock at $0.0001 par value per share.

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

Initial Public Offering

In July 2014, the stockholders approved an amended certificate of incorporation that became effectively immediately upon the closing of the Company’s initial public offering (“IPO”). The approved certificate increased the number of authorized shares of common stock to 100,000,000 shares.

On August 1, 2014, the Company closed its IPO of units. Each unit consisted of one share of common stock, one Class A Warrant to purchase one share of common stock at an exercise price of $4.80 per share and one Class B Warrant to purchase one-half share of common stock at an exercise price of $4.00 per full share. The closing of the IPO resulted in the sale of an aggregate of 6,880,333 units at a public offering price of $6.00 per unit, less underwriting discounts and commissions and the underwriter’s expenses, including 880,333 units issued upon the exercise by the underwriters of their option to purchase additional units at the public offering price to cover over-allotments. The Company received net proceeds from the IPO of $35.0 million, after deducting underwriting discounts, commissions, and expenses payable by the Company. Following the IPO, the units separated and the shares of common stock, Class A Warrants and Class B Warrants began to trade separately. The common stock and accompanying Class A and Class B Warrants have been classified as stockholders’ equity in the Company’s balance sheet.

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

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of June 30, 2016, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Options to purchase common stock	4,689,120	4,313,755
Warrants to purchase common stock	13,480,250	13,503,107

	18,169,370	17,816,862

Sales Agreement

In January 2016, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $30 million, through an “at the market” equity offering program under which Cowen was to act as sales agent. The Company has not sold any shares under the program. See also Note 12, “Subsequent Events”.

9. Stock Warrants

As of June 30, 2016 and December 31, 2015, the Company had warrants outstanding as shown in the table below.

	June 30, 2016	December 31, 2015
Note Warrants	3,315,878	3,315,878
Class A Warrants	6,880,333	6,880,333
PIPE Warrants	2,364,066	2,364,066
Representative’s Warrant	206,410	206,410
Placement Agent Warrants	189,126	189,126
Other warrants (1)	524,437	547,294

Warrants to purchase common stock	13,480,250	13,503,107
Weighted-average exercise price per share	$5.03	$5.02

(1)	Other warrants are comprised of warrants issued prior to the Company’s IPO, generally in exchange for services rendered to the Company.

The following table summarizes information regarding the Company’s warrants outstanding at June 30, 2016:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
≤ $4.00	3,565,549	August 31, 2016 – September 1, 2021
$4.01-$4.99	7,069,459	February 1, 2017 – June 11, 2020
$5.00 - $9.99	2,656,900	December 10, 2016 – June 27, 2021
≥ $10.00	188,342	August 31, 2016 – January 5, 2022

	13,480,250

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

The Company recognized compensation expense for share-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the six months ended June 30, 2016, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	4,313,755	$4.87
Granted	913,100	3.37
Exercised	(21,356)	3.07
Expired	(112,561)	4.52
Forfeited	(403,818)	4.37

Options outstanding at June 30, 2016	4,689,120	4.63	6.01	$—

Vested and exercisable at June 30, 2016	3,381,671	4.89	5.03	$—

Of the option grants outstanding to purchase 4,689,120 shares of common stock, grants to purchase 667,870 shares of common stock were issued and are outstanding outside the Company’s incentive plans.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2016 and 2015 was $3.23, $3.37, $4.99, and $4.75, respectively. Total compensation expense recognized amounted to $474,944, $1,555,750, $579,921, and $945,650, for the three and six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the total remaining unrecognized compensation cost related to unvested stock options was $3,538,497 which will be recognized over a weighted average period of approximately 2.22 years.

The following assumptions were used to compute the fair value of stock option grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Risk free interest rate	1.28%	1.54%	1.22%	1.59%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.48	5.27	4.96	5.72
Expected volatility	80.7%	74.1%	79.9%	73.8%

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

11. Significant Agreements

On March 25, 2016, the Company entered into a separation agreement and release of claims with its former Chief Executive Officer, Julia P. Gregory. Subject to Ms. Gregory’s continued compliance with restrictive covenants contained in her employment agreement with the Company, the separation agreement provides for Ms. Gregory to receive severance payments totaling $1.2 million for a period of 18 months following the effective date of Ms. Gregory’s retirement, the accelerated vesting of all unvested portions of stock option grants dated April 29, 2014 and February 8, 2016, and continued medical, dental and vision coverage paid for by the Company under the Company’s group healthcare plans for up to eighteen months following the effective date of Ms. Gregory’s retirement. The total amount of these charges was recognized as part of general and administrative expenses. Ms. Gregory will have a period of two years following the effective date of her retirement to exercise her vested Company stock options.

12. Subsequent Events

On July 21, 2016, the Board of Directors of the Company appointed Steven C. Gilman, Ph.D. as the Company’s President and Chief Executive Officer.

On July 21, 2016, the Company terminated its Sales Agreement with Cowen. The termination was effective as of August 1, 2016. The Company did not sell any shares of its common stock pursuant to the Sales Agreement.

On July 27, 2016, the Company closed on its Follow-on Offering of 14,000,000 shares of its common stock and warrants to purchase an additional 14,000,000 shares of its common stock at an exercise price of $3.00 per share. The public offering price was $2.50 per share of common stock and accompanying warrant, resulting in net proceeds to the Company of approximately $32.6 million after underwriting discounts and commissions and the underwriter’s offering expenses payable by the Company.

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

We have not generated any revenues and, to date, have funded our operations primarily through the issuance and sale of common stock and warrants, convertible preferred stock and convertible debt to our investors. In connection with our initial public offering, we issued and sold units consisting of one share of common stock, one Class A Warrant to purchase one share of common stock at an exercise price of $4.80 per share and one Class B Warrant to purchase one-half share of common stock at an exercise price of $4.00 per full share. As of November 2, 2015, the date of expiration of the Class B Warrants, holders of the Class B Warrants had exercised 4,812,328 Class B Warrants, resulting in the issuance of 2,406,164 shares of the Company’s common stock and the receipt by the Company of approximately $9.6 million in gross proceeds. In June 2015, the Company completed a private placement of securities to institutional investors whereby the investors received an aggregate of 4,728,128 shares of the Company’s common stock and warrants to purchase an additional 2,364,066 shares of common stock at an exercise price of $8.00 per share. The Company received net proceeds of $18.3 million, net of expenses. On July 27, 2016, we closed an underwritten public offering of 14,000,000 shares of our common stock and warrants to purchase an additional 14,000,000 shares of our common stock at an exercise price of $3.00 per share (the “Follow-on Offering”). We received net proceeds of $32.6 million after underwriting discounts and commissions, and the underwriter’s offering expenses payable by the Company.

We have never been profitable and our net losses from operations were $9.7 million and $18.6 million, respectively, for the three and six months ended June 30, 2016 and $25.1 million for the year ended December 31, 2015. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Additionally, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

To date, a large portion of our research and development work has related to the establishment of both our lysin and antibody platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our product candidates and Phase 1 clinical testing of CF-301, the first lysin to enter clinical trials in the U.S. In the future, we intend to continue using our employee and infrastructure resources across multiple development programs as well as research projects. In the three and six months ended June 30, 2016, we recorded approximately $7.3 million and $11.7 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in product development, external research and licensing costs and professional fees, by project, including CF-301 and CF-404, as shown below.

The following table summarizes our research and development expenses by category for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Product development	$3,683,206	$2,553,251	$5,397,484	$3,505,813
Personnel related	1,282,134	681,062	2,331,770	1,371,418
Laboratory costs	599,481	499,908	1,174,625	953,221
External research and licensing costs	802,064	279,970	1,119,698	384,674
Professional fees	737,726	141,922	1,345,412	282,544
Share-based compensation	167,088	151,390	333,380	231,939

Total research and development expense	$7,271,699	$4,307,503	$11,702,369	$6,729,609

The following table summarizes our research and development expenses by program for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
CF-301	$1,979,900	$1,963,452	$2,913,268	$2,542,354
CF-404	2,492,048	673,008	4,015,165	1,137,659
Other research and development	1,350,529	838,591	2,108,785	1,446,239
Personnel related and share-based compensation	1,449,222	832,452	2,665,151	1,603,357

Total research and development expense	$7,271,699	$4,307,503	$11,702,369	$6,729,609

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Dollar Change	2016	2015	Dollar Change
Operating expenses:
Research and development	$7,271,699	$4,307,503	$2,964,196	$11,702,369	$6,729,609	$4,972,760
General and administrative	$2,506,097	$2,856,268	$(350,171)	$7,230,230	$5,129,238	$2,100,992
Other income (expense)	$98,774	$47,431	$51,343	$330,415	$(109,256)	$439,671

Comparison of three months ended June 30, 2016 and 2015

Research and Development Expenses

Research and development expense was $7.3 million for the three months ended June 30, 2016, compared with $4.3 million for the three months ended June 30, 2015, an increase of $3.0 million. This increase was primarily attributable to a $1.8 million increase in expenditures on our product candidates as we continued to prepare CF-301 for Phase 2 clinical trials and to progress CF-404 through IND-enabling activities, including cGMP manufacturing. We expect our expenditures on CF-404 to decrease significantly through the remainder of 2016 as cGMP manufacturing has been substantially completed. Research and development expense also increased due to a $1.2 million increase in salaries, benefits and laboratory costs resulting from an increase in our research and development headcount.

General and Administrative Expenses

General and administrative expense was $2.5 million for the three months ended June 30, 2016, compared with $2.9 million for the three months ended June 30, 2015, a decrease of $0.4 million. This decrease was primarily attributable to $0.6 million in severance costs in the prior year period, which was partially offset by a $0.2 million increase in salaries, benefits and related costs resulting from an increase in our administrative headcount.

Other income (expense)

Other income was less than $0.1 million for the three months ended June 30, 2016 and 2015. In both periods, we had non-cash income related to the change in fair value of our warrant liability and income from our marketable securities.

Comparison of the six months ended June 30, 2016 and 2015

Research and Development Expenses

Research and development expense was $11.7 million for the six months ended June 30, 2016, compared with $6.7 million for the six months ended June 30, 2015, an increase of $5.0 million. This increase was primarily attributable to a $3.3 million increase in expenditures on our product candidates as we continued to prepare CF-301 for Phase 2 clinical trials and to progress CF-404 through IND-enabling studies and manufacturing activities and a $1.7 million increase in salaries, benefits and laboratory costs resulting from an increase in our research and development headcount.

General and Administrative Expenses

General and administrative expense was $7.2 million for the six months ended June 30, 2016, compared with $5.1 million for the six months ended June 30, 2015, an increase of $2.1 million. This increase was primarily attributable to increased severance costs of $1.3 million, including $0.5 million of non-cash share-based compensation expense, a $0.5 million increase in expenses resulting from an increase in our administrative and headcount, and a $0.3 million increase in legal and accounting costs related to our SEC filings.

Other income (expense)

Other income was $0.3 million for the six months ended June 30, 2016, compared with an expense of $0.1 million for the six months ended June 30, 2015, an increase in income of $0.4 million. In the 2016 period, we had non-cash income of $0.3 million related to the change in fair value of our warrant liability and less than $0.1 million of interest income from our marketable securities. In the prior year period, we had non-cash expense of more than $0.2 million related to the change in fair value of our warrant liability, which was partially offset by interest income of $0.1 million from our marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through proceeds from sales of common stock and warrants, convertible preferred stock and convertible debt. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

Since the date of our initial public offering through June 30, 2016, we had received gross proceeds of $41.3 million from the sale of units, consisting of common stock and warrants, in our initial public offering (“IPO”), $9.6 million from the exercise of the Class B Warrants issued as part of the units in our IPO, and $20.0 million from the sale of securities in a private placement.

As of June 30, 2016, our cash and cash equivalents and marketable securities totaled $19.1 million. We primarily invest our cash and cash equivalents in commercial money market accounts and our marketable securities in highly rated corporate debt securities.

On July 27, 2016, we closed on our Follow-on Offering of 14,000,000 shares of our common stock and warrants to purchase an additional 14,000,000 shares of our common stock at an exercise price of $3.00 per share. The public offering price was $2.50 per share of common stock and accompanying warrant. We received net proceeds of approximately $32.6 million after underwriting discounts and commissions and the underwriter’s offering expenses payable by us.

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$(13,471,293)	$(10,431,214)
Investing activities	$14,074,608	$(10,070,646)
Financing activities	$16,000	$18,421,359

Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities in the six months ended June 30, 2016 increased by $3 million as compared to the same period in 2015. In the six months ended June 30, 2016, we had an increase in our loss from operations as we advanced our product candidates and expanded our research and administrative headcount.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2016 resulted from proceeds from maturities of marketable securities, which were partially offset by the amounts we reinvested. In the prior year period, net cash used in investing activities resulted from the investment of our cash balances into marketable securities.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2016 resulted from the exercise of warrants. Net cash provided by financing activities in the six months ended June 30, 2015 resulted primarily from the completion of a private placement of our securities to institutional investors in June 2015, resulting in net proceeds of $18.3 million.

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

We believe that our existing cash and cash equivalents, together with interest thereon, including the proceeds from our Follow-on Offering, will be sufficient to fund our operations into the second half of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016.

Effects of Inflation

We do not believe that inflation or changing prices had a significant impact on our results of operations for any periods presented herein.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we are currently not party to, any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2016, we had cash, cash equivalents and marketable securities of $19.1 million. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the fair value of our cash equivalents or marketable securities. If a 10% change in interest rates were to have immediately occurred on June 30, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no such changes during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in the section entitled “Risk Factors” in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2016. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and common stock price. Other factors may exist that we do not consider significant based on information that is currently available. In addition, new risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect us. Past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

We are a clinical-stage biopharmaceutical company with no approved products, and we have not generated any revenue from product sales to date. To date, we have focused exclusively on developing our product candidates and have funded our operations primarily through the sale of common stock and warrants, convertible preferred stock and issuances of convertible debt to our investors. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in the pharmaceutical industry, and you should analyze our company in light of such risks and uncertainties.

Since inception, we have incurred significant operating losses. Our net loss was $18.6 million for the six months ended June 30, 2016 and $25.1 million for the year ended December 31, 2015. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

We currently operate with limited resources. We believe that our cash, cash equivalents and marketable securities balance of $19.1 million as of June 30, 2016, together with the proceeds from our underwritten public offering of 14,000,000 shares of our common stock and warrants to purchase an additional 14,000,000 shares of our common stock at an exercise price of $3.00 per share (the “Follow-on Offering”) which closed on July 27, 2016, will be sufficient to fund our projected operations into the second half of 2018. Depending on the level of cash used in or generated from operations, additional capital may be required to sustain operations. We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. Meaningful revenues will likely not be available until and unless any future product candidates are approved by the FDA or comparable regulatory agencies in other countries and successfully marketed, either by us or a partner, an outcome which may not occur. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. If we are unable to continue as a going concern, you could lose all or part of your investment in our Company.

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

Under Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our past transactions, we may have experienced an “ownership change.” At this time, we have not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since our formation, due to the costs and complexities associated with such a study. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted. Further, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for federal or state tax purposes. As of June 30, 2016, we had federal and state net operating loss carryforwards of approximately $91.6 million and $96.1 million, respectively, and federal research and development credits of approximately $1.5 million, the use of which could be limited or eliminated by virtue of one or more “ownership changes.”

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

We employ the services of Fujifilm Diosynth Biotechnologies UK LTD (“Fujifilm UK”) to supply the active pharmaceutical ingredient for CF-301 and Fujifilm Diosynth Biotechnologies U.S.A., Inc, to supply the active pharmaceutical ingredient for CF-404. We have not yet manufactured supplies for late phase human clinical trials, scaled up the process for manufacture of such supplies, validated the processes, or contractually secured our commercial supplies.

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

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. We have approximately 41.5 million shares of common stock outstanding. As of August 8, 2016, approximately 39.2 million shares of our outstanding common stock are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have Class A Warrants to purchase 6.9 million shares of common stock, warrants to purchase 2.4 million shares of common stock (“PIPE Warrants”) and warrants to purchase 14.0 million shares of our common stock (“Follow-on-Warrants”, and together with the Class A Warrants and the PIPE Warrants, the “Warrants”) outstanding as of August 8, 2016. All shares of common stock underlying the Warrants will be freely tradable upon exercise unless held by our affiliates.

We have registered 3,358,270 shares of our common stock as of June 30, 2016 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

Our executive officers and directors hold a significant concentration of our common stock, which could limit the ability of our other stockholders to influence the direction of our Company.

As calculated by the SEC rules of beneficial ownership, the current executive officers and directors of our Company own 9.0% of our outstanding common stock as of August 8, 2016. Accordingly, they collectively have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets and (iii) amendments to our certificate of incorporation or bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. These individuals also have significant control over our business as officers and directors of our Company. There is a risk that they may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

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

Our warrants are a risky investment. You may be unable to exercise your warrants for a profit.

The value of our warrants depends on the value of our common stock, which depends on factors related and unrelated to the success of our clinical development program and cannot be predicted at this time.

If the price of shares of our common stock does not increase to an amount sufficiently above the exercise price of the applicable warrant during the exercise period of such warrant, you may be unable to recover any of your investment in such warrant. There can be no assurance that any of the factors that could impact the trading price of our common stock will result in the trading price increasing to an amount that will exceed the exercise price or the price required for you to achieve a positive return on your investment in our warrants.

Holders of our warrants have no rights as common stockholders until they acquire our common stock.

Until holders of our warrants acquire shares of our common stock upon exercise of the applicable warrants, such holders have no rights with respect to our common stock issuable upon exercise of the warrants, including the right to receive dividend payments, vote or respond to tender offers. Upon exercise of a holder’s warrants, such holder will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

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

We have broad discretion in the use of the net proceeds from our public offerings and private placement and may not use them effectively.

Our management has broad discretion in the application of the net proceeds from our public offerings and private placement and could spend the proceeds in ways that do not enhance the value of our common stock. Because of the number and variability of factors that will determine our use of the net proceeds from our completed offerings, their ultimate use may vary substantially from their currently intended use. The failure by our management to apply these funds effectively could delay the development of our product candidates or have a material adverse effect on our business. Pending their use, we may invest the net proceeds from the offerings in a manner that does not produce income or that loses value. If we do not apply or invest the net proceeds from the offerings in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause the price of our securities to decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation dated August 1, 2014, and Certificate of Amendment, dated May 9,

2016 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 10, 2016)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 10, 2016)

4.1	Form of Indenture (incorporated by reference to Exhibit 4.2 of the Company’s Form S-3 (File No. 333-211748) filed with the SEC on June 1, 2016)

4.2	Form of Warrant Agreement, by and between the Company and American Stock Transfer & Trust Company, LLC, dated July 27, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on July 27, 2016)

4.3	Form of Warrant Certificate (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on July 27, 2016)

10.1	Consulting Agreement, dated May 1, 2016, between the Company and Daniel Couto

10.2	Letter Agreement, dated July 21, 2016, between the Company and Steven C. Gilman, Ph.D (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on July 21, 2016)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContraFect Corporation

Date: August 9, 2016	By:	/s/ Steven C. Gilman

Steven C. Gilman
President and Chief Executive Officer

Date: August 9, 2016	By:	/s/ Michael Messinger

Michael Messinger
Vice President, Finance (Principal Financial and Accounting Officer)