Form 10-K
period 2016-12-31
CONTRAFECT Corp
filed 2017-03-15
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36577

ContraFect Corporation

(Exact name of registrant as specified in its charter)

Delaware	39-2072586
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

28 Wells Avenue, 3rd Floor Yonkers, NY	10701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(914) 207-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, Par Value $0.0001 per share	NASDAQ Capital Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $73.4 million, based on the closing price of the registrant’s common stock on the NASDAQ Capital Market on June 30, 2016 of $2.89 per share.

As of March 7, 2017, there were 41,656,006 shares of Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In August 2015, our most advanced lysin product candidate, CF-301, was granted fast track designation for the treatment of Staph aureus bacteremia, including endocarditis. We have concluded a Phase 1 single ascending dose study of CF-301 in healthy volunteers. The study was designed as a randomized, double-blind, placebo-controlled trial in order to evaluate the safety, tolerability and pharmacokinetics of CF-301 alone, administered as a single two hour intravenous (“IV”) infusion. As specified in the protocol, an independent data safety monitoring board (the “DSMB”) reviewed the safety, tolerability, and pharmacokinetic data from healthy volunteers dosed in all of the planned cohorts. CF-301 was generally well tolerated and there were no clinical adverse safety signals in the study. We intend to pursue an initial indication for the treatment of Staph aureus bacteremia, including endocarditis, caused by methicillin-resistant (“MRSA”) or methicillin-susceptible (“MSSA”) Staph aureus. We believe CF-301 may also be developed for the treatment of Staph aureus pneumonia, osteomyelitis, and biofilm-related infections in prosthetic joints, indwelling devices and catheters. Our second product candidate, CF-404, is a combination of three human mAbs for the treatment of life-threatening human influenza, including all seasonal and most pandemic varieties. We are also advancing earlier stage programs that leverage the lysin and monoclonal antibody platforms.

Our Strategy

Our strategy is to use our therapeutic products to achieve a leading market position in the treatment of life-threatening infectious diseases, including those caused by drug-resistant pathogens. We plan to pursue commercialization of therapeutic products through discovery, acquisition and development as follows:

•	Advance our lead product candidate, CF-301, through clinical trials and demonstrate superiority of our therapy combined with standard-of-care (“SOC”) drugs over SOC alone for the treatment of Staph aureus bacteremia;

•	Advance additional product candidates from our lysin and antibody portfolio, including CF-404 and lysins to gram-negative bacteria;

•	Acquire additional foundation technologies that enable the efficient discovery of anti-infective agents; and

•	Acquire clinical stage therapies that treat infectious diseases through unique mechanisms of action.

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

Bacteria can be divided into two groups based on structural differences of the bacteria’s outermost walls: (a) “gram-positive” and (b) “gram-negative”. Gram-positive bacteria have an outermost cell wall of peptidoglycan (a structure consisting of sugars and amino acids), which, when exposed to a dye known as the “Gram-stain,” absorb the dye and appear dark blue or violet when viewed under a microscope whereas Gram-negative bacteria which have an additional outer membrane, appear red under a microscope by the Gram staining technique. We have multiple research programs ongoing and have discovered lysins that selectively kill specific species of gram-positive or gram-negative bacteria.

Our pipeline of lysins includes internally discovered lysins targeting gram-positive and gram-negative organisms, as well as lysins discovered at The Rockefeller University (“Rockefeller”) which are being developed by us. We were granted a worldwide, exclusive license under Rockefeller patent rights to discover, develop, make, have made, use, import, lease, sell and offer for sale lysin products. We acquired worldwide exclusive license rights to patents for composition of matter for nine lysins from Rockefeller. Each lysin targets a specific species of bacteria, including drug-sensitive and drug-resistant forms of Staph aureus, pneumococcus, group B streptococcus, enterococcus and anthrax. Significantly, lysins have a “narrow spectrum” meaning they kill only specific species of bacteria or closely related bacteria, an attribute we believe will avoid the damaging side effects that often occur when conventional “broad spectrum” antibiotics kill the body’s normal, desirable bacteria. Table 1 sets forth the lysins for which we have acquired licenses to patents from Rockefeller, the bacteria that each lysin targets and the diseases associated with such pathogenic bacteria.

Table 1: Lysins Licensed from The Rockefeller University

Lysin	Bacteria	Disease
CF-301, CF-302	Staphylococcus aureus	Bacteremia*
Abscesses*
Endocarditis
Meningitis
Pneumonia Skin/Skin Structure Infections

CF-303, CF-309	Pneumococcus	Pneumonia*
Bacteremia*
Endocarditis*
Meningitis*
Otitis Media*

CF-304	Enterococcus	Serious Intestinal Infections

CF-305	Group B Strep	Neonatal Meningitis*

CF-306, CF-307, CF-308	Bacillus Anthracis	Anthrax*

*	Indicates published data showing lysin activity in specific disease models.

Our Lead Lysin Program: CF-301

CF-301: Market Opportunity

CF-301 represents a first-in-class anti-bacterial therapeutic candidate. CF-301 has been granted fast track designation for the initial indication we intend to pursue for the treatment of Staph aureus bacteremia, including endocarditis, caused by MRSA or MSSA. If we are able to obtain regulatory approval of CF-301 for this initial indication, we believe CF-301 may be further developed for the treatment of Staph aureus pneumonia, osteomyelitis, and biofilm-related infections in prosthetic joints, indwelling devices and catheters.

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

CF-301: Potential Advantages

Our preclinical studies to date have shown that CF-301 has the following attributes:

•	Rapid and selective bactericidal activity. In vitro, CF-301 kills Staph aureus bacteria within seconds after contact. CF-301 exhibits potent antibacterial activity against Staph aureus strains, including methicillin sensitive staph aureus (MSSA), as well as the superbug MRSA (methicillin-resistant Staph aureus) and Staph aureus strains resistant to vancomycin, daptomycin, or linezolid. Significantly, CF-301 is highly selective against Staph aureus, which we believe will avoid the damaging side effects that often occur when conventional broad spectrum antibiotic treatments are used, which often can destroy the body’s normal, desirable bacterial flora (known as the microbiome).

•	Synergy with standard-of-care (SOC) antibiotics. We have discovered a strong synergy between CF-301 and several SOC antibiotics, including daptomycin, vancomycin and oxacillin. We intend to seek approval for CF-301 to be used in addition to SOC antibiotics. We believe that, if approved, the use of CF-301, in addition to (rather than as a replacement for) SOC antibiotics, will provide the best outcome for patients and may help speed adoption of our product by physicians.

•	Clears biofilms. In in vitro studies, CF-301 clears biofilms that protect bacterial infections in the body. Infected human tissues, such as a heart valve in endocarditis or bone in osteomyelitis, or indwelling medical devices, such as central venous catheters, prosthetic joints and pacemakers, are common sites for biofilm formation, providing an impediment to effective treatment using antibiotics alone.

•	Minimal resistance potential. To date, preclinical studies demonstrate that the propensity for bacteria to develop resistance to CF-301 is very low. CF-301 has also been shown to suppress the emergence of resistance to SOC antibiotics when used in combination.

•	Minimal competition. There are only two FDA approved drugs for the treatment of MRSA bacteremia - vancomycin and daptomycin. CF-301 works synergistically with both of these drugs and is intended to be used in addition to, not as a replacement for, SOC antibiotics.

•	Patent protection. Our issued composition of matter patent on CF-301 provides protection through 2032 and additional patents, if issued as we expect, could provide further protection beyond 2032.

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

Lysins have been shown to kill bacteria upon contact and demonstrate bactericidal activity (defined as a 3-log drop in colony forming units (“CFU”) per mL) in minutes. The figure below compares the rate at which lysins kill bacteria to the rates at which SOC antibiotics kill bacteria (with all drugs being administered at a concentration of 1X MIC). CF-301 reduced the number of Staph aureus bacteria in tests on 62 strains (20 MSSA; 42 MRSA) by 3-logs (99.9%) within 30 minutes. In contrast, daptomycin required six hours to achieve the same level of cell killing, while vancomycin failed to achieve a 2-log, or 99%, cell kill during the same six-hour test period. The rapid bactericidal activity of lysins is one of the primary reasons we believe they could be a highly desirable therapeutic option for the treatment of rapidly advancing bacterial infections.

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

To demonstrate this synergy in vivo, we have developed animal models where CF-301 could be tested as single agent (monotherapy) or combined with a SOC antibiotic (combination therapy). Our Standard Bacteremia Model utilizes animals infected with 10 million (107) CFU of MRSA and treated 3 hours later with various doses of therapy or buffer. When used alone, CF-301 has potent anti-Staph activity that demonstrates a dose/response effect. Figure 3 below presents the dose/response of animals treated with various doses of CF-301 in the Standard Bacteremia Model. As pictured on the graph below, all mice receiving at least 0.5 mg/kg of CF-301 demonstrated at least 90% survival, whereas doses below 0.5 mg/kg resulted in lower survival rates.

Figure 3: CF-301 Dose Response in Mice in the Standard Bacteremia Model

We also developed the Drug Failure Bacteremia Model, where the bacterial infection burden (one billion (109) CFU) was so high that SOC antibiotics used at their human equivalent doses as monotherapies failed to produce significant cure rates. We tested daptomycin, vancomycin and oxacillin in this model (data not shown for vancomycin and oxacillin). We then adjusted the dose of CF-301 so that CF-301 monotherapy would also fail to have significant cure rates under these intense infection conditions. To test whether the synergy that we had observed in vitro between CF-301 and SOC antibiotics would lead to improved efficacy in vivo, we then treated groups of animals in the Drug Failure Bacteremia Model with the drugs as monotherapies and also in combinations to evaluate if there was an improvement in efficacy.

Figure 4 below presents the results of the combination of CF-301 and daptomycin when used in the Drug Failure Bacteremia Model. All control mice treated with buffer (diamonds) succumbed to bacterial infection within 18 hours. Administration of a clinical dose of daptomycin as a single agent (squares) resulted in clinical failure, as only 31% of mice survived. When CF-301 (triangles) was dosed as a single agent at this chosen dose, only 18% of mice survived. In contrast, when mice received the combination of CF-301 plus daptomycin (circles), 82% survived the bacterial challenge, demonstrating superiority of the combination therapy over the single-drug regimens.

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

Figure 5 presents the results of the combination of CF-301 alone and in combination with daptomycin as compared to both buffer and daptomycin alone in the IE Model. In this study, a single dose of CF-301 significantly increased the activity of daptomycin. This study was designed to mimic the planned clinical approach (single dose of CF-301 on top of multiple days of SOC antibiotic therapy) in a difficult to treat biofilm-based infection. In this study, a single dose of CF-301, when combined with four days of daptomycin treatment, resulted in a 3-log (99.9%) drop in bacterial burden in the cardiac vegetations and >2-log (99%) drop in the kidney and spleen of infected animals relative to daptomycin treatment alone. Importantly, in the combination treatment groups 4 of 9 animals were determined to be culture negative, whereas no animals in any other treatment arms approached this level of microbial eradication.

Figure 5: Single Dose of CF-301 with Daptomycin in Rat Infective Endocarditis Model

As a result, we believe this additional data strongly supports our human clinical study plan to evaluate the combination of CF-301 and SOC antibiotics for the treatment of patients with invasive Staph aureus infections, including endocarditis, caused by MSSA or MRSA.

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

Since CF-301 disrupts the outer wall of Staph aureus by enzymatic lysis, we performed studies to determine if CF-301 would also disrupt biofilms. For this purpose, we cultured MRSA for 24 hours within wells of polystyrene dishes typically used for the culture of cells, at which point a dense biofilm formed on the dish surface. Dishes were incubated for up to 24 hours with high-dose (1,000X MIC) daptomycin, vancomycin or linezolid, or lower-dose (1XMIC) CF-301. After the four-hour treatment, dishes were washed and stained with a dye that stains the biomass of a biofilm a dark blue color. In dishes treated with CF-301, there was no visual biofilm present after two hours of treatment, whereas in dishes treated with antibiotics for up to 24 hours, the biofilm biomass remained intact (images shown in Figure 6 below). These in vitro findings demonstrate the inability of these antibiotics to penetrate and clear biofilm material whereas CF-301 effectively destroyed bacterial biofilms.

Figure 6: Sensitivity of Staph Aureus (MRSA) Biofilms to CF-301 Versus SOC Antibiotics

To microscopically visualize CF-301’s disruption of biofilms, we inoculated MRSA onto a medically relevant device (a catheter) where it attached to the wall of the plastic and formed a dense three-dimensional structure. We then treated the interior of the catheter with CF-301 at 1x MIC. At various time intervals after treatment the interior of the catheter was sectioned and examined by scanning electron microscopy (“SEM”), select images shown below in Figure 7. In the untreated catheter (left panel) the majority of MRSA cells (little circles in the pictures below) were found within a biofilm. However, within 30 seconds of exposure to CF-301, the dense biofilm was largely removed and only single cells were observed (middle panel). Fifteen minutes following exposure to CF-301 (right panel), the biofilm was completely stripped and residual MRSA cells which had been beneath the biofilm were killed, in effect, sterilizing the catheter. These images emphasize the rapid and potent activity of CF-301 against bacterial biofilms. Taken together with the lack of efficacy that antibiotics display against biofilms, we believe CF-301 potentially represents a new therapeutic option against what were previously untreatable biofilms.

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

Non-Clinical Activities

Chemistry, Manufacturing and Controls

Manufacturing of CF-301 utilizes a proprietary engineered E. coli strain that expresses the product in a recombinant manner during the fermentation process. This technology allows production of up to nine grams of CF-301 per liter of fermentation broth. After fermentation, the broth containing CF-301 is separated and purified through a process containing two chromatographic columns. The resulting product has greater than 99% purity. The CF-301 produced by this process has been used in animal studies submitted in our IND and completed Phase 1 clinical trial and may be used for our planned Phase 2 clinical trial.

We intend to further optimize the manufacturing process for increased purity and yield. Once completed, we plan to begin a program to manufacture Phase 3 material. The process will then be scaled up from the current 100 liter fermentation and validated in a series of manufacturing batches to demonstrate consistency. In parallel to the validation, we intend to conduct a comparability program that demonstrates comparability between the final product used in Phase 3 and commercial manufacturing. We intend to include the results in the biologics license application (“BLA”) that we expect to submit to the FDA. Following submission, the FDA will conduct pre-approval inspections of all manufacturing facilities and determine whether it agrees that our commercial material is sufficiently comparable to our Phase 3 material.

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

Dose dependent adverse effects were seen in both species at doses above 25 mg/kg/day for 1 day in the rat and above 2.5 mg/kg/day for seven-consecutive days in both the rat and the dog. The dose limiting toxicity observed was a localized inflammation surrounding certain blood vessels. In accordance with industry practice, we intend to study CF-301 in clinical trials at doses much lower than those that caused adverse effects in animals, and we believe these doses to be within the efficacious range of the drug.

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

Clinical Studies

Phase 1. In 2015, we concluded a Phase 1 single ascending dose study in healthy volunteers. This trial was a randomized, double-blind, placebo-controlled trial designed to evaluate the safety, tolerability and PK of four different intravenous doses of CF-301 alone. Subjects were randomized to receive a single IV dose of CF-301 or placebo, each administered as a two hour infusion.

In this Phase 1 trial, there were no clinical adverse safety signals, no serious adverse events (“AEs”), and no study stopping rules were met. In addition, no AEs of hypersensitivity related to CF-301 were reported. A total of five non-serious AEs were reporting during the study. Two subjects who received CF-301 reported a total of three non-serious AEs (headache, contact dermatitis, and allergic rhinitis). Two subjects who received placebo reported a total of two non-serious AEs (viral upper respiratory tract infection and viral infection). All of these events were mild in intensity and resolved. No patients withdrew from the study due to an AE. Exposure was dose dependent and intra-subject variability was low. Estimated effective exposure, based on animal models of Staph aureus infections, was attained at the 0.25mg/kg dose. Nine out of 13 subjects dosed with CF-301 developed anti-drug antibodies (ADAs) in the study. These ADAs were waning or absent by day 180, and were not correlated with markers of allergic immune response.

Phase 2. We expect to proceed into Phase 2 to assess the safety, tolerability, PK, and efficacy of CF-301 used in addition to standard-of-care (“SOC”) antibiotics. We expect the Phase 2 clinical trial to be a multicenter, double-blind, randomized study that evaluates the safety and efficacy of CF-301 used in addition to SOC antibiotics and SOC antibiotics alone in patients with Staph aureus bacteremia, including endocarditis, caused by MSSA or MRSA. The study is expected to enroll 115 patients randomized 3:2 to receive a single dose of 0.25 mg/kg of CF-301 administered via 2 hour IV infusion or placebo. The primary endpoint of early clinical response at Day 14, based on a series of objective clinical response criteria (including reduction/resolution of symptoms, lack of progression of infection, lack of need for additional antibiotics). Additional exploratory clinical, microbiologic and health resource utilization endpoints will be measured in the trial.

Phase 3. If the Phase 2 results are consistent with our expectations regarding the safety and efficacy profile of CF-301, we expect to enter into Phase 3. We expect any Phase 3 clinical trial to be a global, multicenter, double-blind, randomized study that evaluates the efficacy and safety of CF-301 plus SOC antibiotics compared to SOC antibiotics alone among patients with bacteremia caused by MSSA or MRSA. Specific parameters for Phase 3 will be based on the outcomes of previously completed clinical trials and relevant guidance from regulatory authorities.

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

We intend to pursue preclinical and clinical development of additional lysins. In addition to the lysins we have licensed from Rockefeller and our in-house lysin discovery program, we have an active collaborative research agreement where we provide funding for the discovery of new lysins with Dr. Vincent Fischetti’s Laboratory of Bacterial Pathogenesis and Immunology at Rockefeller, where we have the first right to negotiate a license to all discoveries concerning lysins through October 2019. The primary focus of our in-house and sponsored research is the discovery of lysins to target gram-negative bacteria.

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

Our Lead mAb Program: CF-404

We intend to develop CF-404, a combination of three human mAbs against influenza, as a treatment for life-threatening seasonal and pandemic influenza infections, a disease that kills as many as 49,000 people annually in the U.S. alone. Our preclinical studies to date have shown that CF-404 may have the following attributes:

•	Broad activity against influenza in one combination drug. CF-404 exhibits broad activity against influenza strains, including the three principal strains (H1, H3 and B). By targeting a conserved region on the virus, we believe CF-404 bypasses the effects of seasonal change, which allows (1) our mAbs to cross-react and neutralize many different influenza strains; (2) for the production of a single therapeutic combination of only three mAbs covering all human seasonal and most pandemic influenza strains; and (3) for an immediate therapeutic effect that cannot be obtained by vaccination which typically requires weeks.

•	Minimal resistance potential. Our mAbs react with the principal protein, hemagglutinin, on the surface of influenza at a region referred to as the hemagglutinin stalk. Because the hemagglutinin stalk is genetically stable and therefore represents a conserved region of the virus, it does not vary from one season to another.

•	Minimal competition. There are only four approved drugs for the treatment of influenza—Tamiflu, Relenza, Symmetrel and Flumadine—although only Tamiflu is widely used in practice. Influenza has demonstrated an increasing resistance to Tamiflu, and the clinical benefit of Tamiflu is greatest when antiviral treatment is administered early, especially within 48 hours of influenza illness onset. Based on preclinical data, we believe treatment with our mAbs may be effective even when given up to 96 hours after infection.

Influenza Research

In preclinical studies, CF-404 cross-reacts with all strains of influenza, including the three principal strains (H1, H3 and B). These mAbs react with the principal protein, hemagglutinin, on the surface of influenza at a region referred to as the hemagglutinin stalk which is genetically stable and does not vary from one season to another. We have produced mAbs that are reactive with the stalk region of hemagglutinin for the entire natural history of the H3 influenza (1968-present), H1 influenza (1918-present; seasonal and swine flu), other strains of Type A influenza (including H5), and Type B influenza.

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

Figure 8 below shows the results of an experiment using CF-401 in a mouse model of H1N1 influenza infection, in which body weight loss is used as a proxy of disease progression (and ultimately, death). In this figure, we also demonstrate that at the same dose of 1 mg/kg, CF-401 was far superior to a competitor’s mAb currently in clinical development. Control mice treated with buffer (diamonds) succumbed to viral infection within 9 days. Administration of a single treatment, 24 hours post-infection, of a competitor’s antibody (triangles) resulted in clinical failure at an identical rate as the no treatment group. When CF-401 (circles) was administered as a single treatment, 24 hours post-infection, the mice appeared perfectly healthy, with weight changes identical to animals that did not receive challenge with influenza (squares).

Figure 8: Effectiveness of CF-401 in Mouse Model of Influenza

As the goal of our influenza program is to produce a combination of mAbs with efficacy against all human seasonal strains of influenza, we have formulated CF-404 and tested it in animal models of disease. Figure 9 below shows how CF-404 cured mice infected with three different strains of influenza, regardless of the strain (H1N1, H3N2 or B). Control mice treated with buffer (triangles) all succumbed to viral infection within 7-9 days. By contrast, when we administered a single treatment of CF-404 (squares) 24 hours post-infection, the infected mice appeared perfectly healthy, with weight changes comparable to healthy mice (not pictured).

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

The second major limitation of Tamiflu is its narrow time window to treat a patient and still be efficacious. The clinical benefit of Tamiflu is greatest when administered early in a patient’s infection, especially within 48 hours of illness onset. To compare the time-to-treat windows of our mAbs to Tamiflu, H1N1 influenza-infected mice were treated with either a single administration of CF-401 or a 5 day course of Tamiflu beginning 24-96 hours post infection (“HPI”). Figure 10 below shows the findings of that study, including the finding that Tamiflu treatment had to have been initiated by 24 HPI to cure mice, while treatments beginning at 48, 72 or 96 HPI resulted in 100% death by day 14. In contrast, a single treatment with CF-401 resulted in 100% survival when given any time up to 72 HPI and in 80% survival when given 96 HPI. This result suggests that our mAb treatment may provide effective treatment to influenza patients at later times post-infection when Tamiflu is no longer effective.

Figure 10: CF-401 Provides Greater Therapeutic Window than Tamiflu® in Mouse Model

We believe our combination for the treatment of influenza is a novel approach addressing a high unmet medical need and would offer competitive advantages to the only product widely used on the market today if successfully developed and approved.

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

Our lysin portfolio consists of twelve (12) U.S. patents, fifteen (15) foreign patents and fifty-eight (58) U.S. and international patent applications that we have licensed from Rockefeller and/or developed in-house. The patents and patent applications are directed to compositions and methods for the treatment of infections caused by Group B Streptococci, Staphylococcus aureus, Streptococcus pneumonia, Bacillus anthracis (anthrax), Enterococcus faecalis, Enterococcus faecium and Pseudomonas aeruginosa. These patents and patent applications (if granted) would expire between 2023 and 2036.

Our influenza patent portfolio consists of two (2) foreign patents and forty-five (45) U.S. and foreign patent applications, which we have licensed from Trellis and/or developed in-house. The patent applications are directed to compositions relating to influenza antibodies as well as to pharmaceutical compositions for administration to patients and to methods for their use in conferring passive immunity against various influenza strains and clades. These patents and patent applications (if granted) would expire between 2031 and 2035.

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

Collaborative Research Agreements—The Rockefeller University

Beginning in October 2009, we entered into a research agreement with Rockefeller, which is now expired, where we provided funding for research focused on producing and testing monoclonal antibodies against proteins of Staph aureus. On October 24, 2011, we entered into a second research agreement with Rockefeller, where we provided funding for the research primarily to identify lysins, enzymes or small molecules that will kill gram-negative bacteria, and to identify and characterize lysins from Clostridia difficile to be engineered into gut commensal bacteria. This agreement expired on October 24, 2016. On October 25, 2016, we entered into a third research agreement with Rockefeller, where we provide funding for the identification of novel lysin therapeutic candidates that target Gram-negative pathogens. The research collaboration will focus on Gram-negative pathogens such as Pseudomonas aeruginosa, Escherichia coli, and Klebsiella, including antibiotic-resistant strains.

Our current agreement runs through October 24, 2019. Either party may terminate the agreement upon breach of the agreement, following 30 days written notice and failure to cure such breach. Following the expiration or termination of the agreement, each party will have a non-exclusive license to use for internal research purposes all research results, including joint intellectual property. If Rockefeller or joint intellectual property develops from these programs, we will have the right-of-first refusal to negotiate to acquire a royalty-bearing license to utilize such intellectual property for commercial purposes.

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

CF-301 is a first-in-class drug candidate and we believe will be among the first lysins to enter human clinical trials. We believe there is currently no clinical competitor to CF-301 as it was designed with at least six attributes that no single antibiotic possesses, including: (1) a novel mechanism of action, (2) specificity for a target bacteria (only Staph aureus), (3) rapid speed of action, (4) activity across all drug-sensitive and drug-resistant strains of the target bacteria (including MRSA, VRSA and DRSA), (5) the ability to eradicate biofilms, and (6) synergy with antibiotics. Staph aureus bacteremia is typically treated with oxacillin, or for MRSA strains, daptomycin and vancomycin. We do not see market competition with these drugs, as our strategy is to combine CF-301 with these drugs to aim for superiority over any one of those drugs alone.

We are not aware of any other lysins in clinical development under an IND in the United States, iNtRon Biotechnology Inc., a biotechnology company located in South Korea, completed a Phase 1 human clinical trial for SAL-200, an endolysin-based drug candidate for multidrug-resistant Staph aureus infections. We will continue to monitor the advancements of SAL-200 as data become available.

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

CF-404 may directly or indirectly compete with other products already in development from F. Hoffmann-La Roche Ltd., Genentech, Inc., Johnson & Johnson, Inc., Theraclone Sciences, Inc., Toyama Chemical Co., Ltd., Romark Laboratories, L.C., Aviragen, Inc., Vectura Group plc, Far East Bio-Tec Co. Ltd, Visterra Inc., MedImmune LLC, Ansun Biopharma, Inc. and others with early stage product candidates.

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

Research and Development Expenses

We have invested $22.1, $15.0 million and $8.9 million in research and development expenses for the years ended December 31, 2016, 2015 and 2014, respectively.

Government Regulation

The production, distribution, and marketing of products employing our research and intellectual property or that we may license from third parties are subject to extensive governmental regulation in the United States and in other countries. In the United States, our products will be regulated as biologics and subject to the Federal Food, Drug, and Cosmetic Act, as amended (the “FDC Act”), the Public Health Service Act, as amended (the “PHSA”) and the regulations of the FDA, as well as to other federal, state, and local statutes and regulations. These laws, and similar laws outside the United States, govern the research, development, clinical and preclinical testing, manufacture, safety, effectiveness, approval, labeling, distribution, sale, import, export, storage, record-

keeping, reporting, advertising, and promotion and marketing of our products. Product development and approval within this regulatory framework, if successful, will require the expenditure of substantial resources and take years to achieve. Violations of regulatory requirements at any stage may result in various adverse consequences, including the FDA’s and other health authorities’ delay in approving or refusal to approve a product and may result in enforcement actions and administrative or judicial sanctions.

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

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The NDA or BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA or BLA is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee. For fiscal year 2017, the application user fee is $2,038,100. The manufacturer and/or sponsor under an approved NDA or BLA are also subject to annual product and establishment user fees, currently set at $94,750 per product and $512,200 per establishment. These fees are typically adjusted annually.

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

Fast Track Designation and Accelerated Approval

The FDA administers a number of programs to facilitate the development, and expedite the review, of drugs or biologics that are intended for the treatment of serious or life-threatening diseases or conditions. For instance, a sponsor may seek the FDA’s designation of its product candidate as a “fast track” product. Fast track products are those products intended for the treatment of a serious or life-threatening disease or condition and which demonstrate the potential to address unmet medical needs for such disease or condition. Drugs that qualify as a qualified infectious disease product, or QIDP, under the Generating Antibiotic Incentives Now, or GAIN Act, are also eligible for fast track designation.

Under the fast track program, the sponsor of a new drug or biologic candidate may request that the FDA designate the candidate for a specific indication as a fast track drug or biologic concurrent with, or after, the filing of the IND for the candidate. The FDA must determine if the drug or biologic candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. If fast track designation is obtained, the FDA may initiate review of sections of the marketing application before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for the remaining information. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA or BLA is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process. In addition, a product candidate that receives fast track designation is eligible for more frequent meetings with the FDA to discuss the product’s development plan and ensure collection of appropriate data needed to support approval and more frequent communications from FDA regarding such things as the design of the proposed clinical trials and use of biomarkers, as applicable. In August 2015, the FDA granted fast track designation to CF-301 for the treatment of Staph aureus bacteremia, including endocarditis.

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

Biosimilars

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), created an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical study, absent a waiver by the Secretary. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. To date, only four biosimilars have been licensed under the BPCIA, though no interchangeable products have been approved under the BPCIA to date. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation which are still being evaluated by the FDA.

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

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $165,786 per year (or up to an aggregate of $1,105,241 per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit reports to the government by the 90th day of each calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

For example, in December 2016, the 21st Century Cures act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and biologics and spur innovation, but its ultimate implementation remains unclear. Among other things, the Cures Act provides a new “limited population” approval pathway for antibacterial and antifungal drugs intended to treat serious or life-threatening infections.

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

European Medicines Agency (EMA) – Small and Medium Enterprise (SME) Designation

The SME designation was established by EMA to promote innovation and the development of new medicinal products by smaller companies. Companies with SME status are eligible to receive financial incentives as well as administrative and regulatory support through national and regional level programs. These benefits include access to dedicated EMA personnel during the clinical development process as well as reductions in fees associated with regulatory procedures such as Scientific Advice, Marketing Authorizations, and inspections. Companies with SME status are also eligible for early application (prior to proof of concept) to the priority medicines (PRIME) scheme. PRIME provides enhanced support for the development of medicines that target an unmet medical need. In August 2016, the EMA granted SME designation to the Company.

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

We expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate. The President has also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the burdensome provisions of the Affordable Care Act to the maximum extent permitted by law. There is still uncertainty with respect to the impact the President’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, due to subsequent legislative amendments to the statute, and will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. For example, the Cures Act changes the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs.

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

Employees

As of March 7, 2017, we had 23 full-time employees, including 11 employees with advanced degrees. Of these full-time employees, 11 employees are engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Since inception, we have incurred significant losses. Our net losses were $28.5 million and $25.1 million for the years ended December 31, 2016 and 2015, respectively. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

We currently operate with limited resources. We believe that our cash, cash equivalents and marketable securities balance of $35.2 million as of December 31, 2016 will be sufficient to fund our projected operations into the second quarter of 2018. Depending on the level of cash used in or generated from operations, additional capital may be required to sustain operations. We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. Meaningful revenues will likely not be available until and unless any future product candidates are approved by the FDA or comparable regulatory agencies in other countries and successfully marketed, either by us or a partner, an outcome which may not occur. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. If we are unable to continue as a going concern, you could lose all or part of your investment in our Company.

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

Under Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our past transactions, we may have experienced an “ownership change.” At this time, we have not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since our formation, due to the costs and complexities associated with such a study. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted. Further, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for federal or state tax purposes. As of December 31, 2016, we had federal and state net operating loss carryforwards of approximately $120.5 million and $125.3 million, respectively, and federal research and development credits of approximately $1.8 million, the use of which could be limited or eliminated by virtue of one or more “ownership changes.”

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

We may experience delays in clinical trials of our product candidates. Our planned clinical trials might not begin on time, might need to be redesigned, might not enroll a sufficient number of patients or might not be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

•	imposition of a clinical hold by the FDA or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial to the detriment of enrollment;

•	adverse side effects in patient populations;

•	time required to add new sites;

•	delays resulting from negative or equivocal findings of the data safety monitoring board for a trial;

•	delays in completing, or as a result of findings from, preclinical studies; or

•	delays in developing adequate processes for manufacture of, or formulations for, sufficient supplies of clinical trial materials. For example, our contract manufacturer recently produced a lot of CF-301 investigational drug product that did not meet manufacturing release specifications, resulting in the delay of our Phase 2 study.

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

If Fujifilm UK, or any alternate supplier of active pharmaceutical ingredient, or Emergent BioSolutions, or any alternate supplier of finished drug product for our product candidates experiences any significant difficulties in its respective manufacturing processes, does not comply with the terms of its agreement with us or does not devote sufficient time, energy and care to providing our manufacturing needs, we could experience significant interruptions in the supply of our product candidates, which could impair our ability to supply our product candidates at the levels required for our clinical trials and commercialization and prevent or delay its successful development and commercialization. For example, a lot of the CF-301 investigational drug product did not meet manufacturing release specifications, resulting in the delay of our Phase 2 study.

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

We expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate. President Trump has also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the burdensome provisions of the Affordable Care Act to the maximum extent permitted by law. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, or the ATRA, which, among other things, further reduced Medicare payments to several providers. Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. For example, the Cures Act changes the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs.

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

We face extensive regulatory requirements and our products may face future development and regulatory difficulties.

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

In addition, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of President Trump’s administration may impact our business and industry. Namely, the administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 23, 2017, the President ordered a hiring freeze for all executive departments and agencies, including the FDA, which prohibits the FDA from filling employee vacancies or creating new positions. Under the terms of the order, the freeze will remain in effect until implementation of a plan to be recommended by the Director for the Office of Management and Budget, or OMB, in consultation with the Director of the Office of Personnel Management, to reduce the size of the federal workforce through attrition. An under-staffed FDA could result in delays in FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, the President issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. Further, on February 24, 2017, the President issued an Executive Order requiring each agency to designate a regulatory reform officer and create a regulatory reform task force to evaluate existing regulations and make recommendations regarding their repeal, replacement, or modification. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•	the federal healthcare Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•	the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•	the federal transparency requirements under the Affordable Care Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report to the Department of Health and Human Services information related to physician payments and other transfers of value and ownership and investment interests held by physicians and their immediate family members and payments or other transfers of value made to such physician owners; and

•	analogous state laws and regulations, such as state anti-kickback and false claims laws, and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures and pricing information.

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

Recruiting and retaining qualified scientific and clinical personnel is critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also compete for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

Risks Related to Our Securities

The price of our common stock may be volatile and you could lose all or part of your investment.

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

Prior to our initial public offering, there was no public market for our common stock. The trading price of our securities is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

•	our ability to implement our preclinical, clinical and other development or operational plans;

•	adverse regulatory decisions;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	new laws or regulations, or new interpretations of existing laws or regulations, applicable to our business;

•	actual or anticipated fluctuations in our financial condition or annual or quarterly results of operations;

•	our cash position;

•	public reaction to our press releases, other public announcements and filings with the SEC;

•	changes in investor and financial analyst perceptions of the risks and condition of our business;

•	changes in, or our failure to meet, performance expectations of investors or financial analysts (including, without limitation, with respect to the status of development of our lead product candidates);

•	changes in market valuations of biotechnology companies;

•	changes in key personnel;

•	increased competition;

•	sales of common stock by us or members of our management team;

•	trading volume of our common stock;

•	issuances of debt or equity securities;

•	the granting or exercise of employee stock options or other equity awards;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	ineffectiveness of our internal controls;

•	actions by institutional or other large shareholders;

•	significant lawsuits, including patent or stockholder litigation;

•	general political, market and economic conditions; and

•	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the NASDAQ Capital Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

We are required to meet the NASDAQ Capital Market’s continued listing requirements and other NASDAQ rules, or we may risk delisting. Delisting could negatively affect the price of our common stock, which could make it more difficult for us to sell securities in a future financing or for you to sell our common stock.

We are required to meet the continued listing requirements of the NASDAQ Capital Market and other NASDAQ rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements. In particular, we are required to maintain a minimum bid price for our listed common stock of $1.00 per share. If we do not meet these continued listing requirements, our common stock could be delisted. Delisting from the NASDAQ Capital Market would cause us to pursue eligibility for trading of these securities on other markets or exchanges, or on the “pink sheets.” In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. There can be no assurance that our securities, if delisted from the NASDAQ Capital Market in the future, would be listed on a national securities exchange, a national quotation service, the over-the-counter markets or the pink sheets. Delisting from the NASDAQ Capital Market, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence.

We may issue additional shares of common stock, warrants or other securities to finance our growth.

We may finance the development of our product pipeline or generate additional working capital through additional equity financing. Therefore, subject to the rules of the NASDAQ, we may issue additional shares of our common stock, warrants and other equity securities of equal or senior rank, with or without shareholder approval, in a number of circumstances from time to time. The issuance by us of shares of our common stock, warrants or other equity securities of equal or senior rank will have the following effects:

•	the proportionate ownership interest in us held by our existing shareholders will decrease;

•	the relative voting strength of each previously outstanding share of common stock may be diminished; and

•	the market price of our common stock may decline.

In addition, if we issue shares of our common stock and/or warrants in a future offering (or, in the case of our common stock, the exercise of outstanding warrants to purchase our common stock), it could be dilutive to our security holders.

Future sales of our common stock or warrants may cause the market price of our securities to decline.

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. We have approximately 41.7 million shares of common stock outstanding. As of March 7, 2017, approximately 39.5 million shares of our outstanding common stock are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 2.4 million shares of common stock (“PIPE Warrants”) and warrants to purchase 14.0 million shares of our common stock (“CMPO Warrants”, and together with the PIPE Warrants, the “Warrants”) outstanding as of March 7, 2017. All shares of common stock underlying the Warrants will be freely tradable upon exercise unless held by our affiliates.

We have registered 3,358,270 shares of our common stock as of March 7, 2017 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

Our executive officers and directors hold a significant concentration of our common stock, which could limit the ability of our other stockholders to influence the direction of our Company.

As calculated by the SEC rules of beneficial ownership, the current executive officers and directors of our Company own 9.3% of our outstanding common stock as of March 7, 2017. Accordingly, they collectively have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets and (iii) amendments to our certificate of incorporation or bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. These individuals also have significant control over our business as officers and directors of our Company. There is a risk that they may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

If shares of our common stock become subject to the penny stock rules, it would become more difficult to trade them.

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions, including an exemption for any securities listed on a national securities exchange. The rules impose additional sales practice requirements on broker-dealers for transactions involving “penny stock”, with some exceptions. If shares of our common stock were delisted from the NASDAQ Capital Market and determined to be “penny stock”, broker-dealers may find it more difficult to trade such securities and investors may find it more difficult to acquire or dispose of such securities on the secondary market.

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

We completed an initial public offering on August 1, 2014. As a public company, we incur significant legal, accounting and other expenses, including costs associated with our public company reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We must also follow the rules, regulations and requirements subsequently adopted by the SEC and the NASDAQ and any failure by us to comply with such rules and requirements could negatively affect investor confidence in us and cause the market price of our common stock to decline. Our executive officers and other personnel will also need to devote substantial time and financial resources to comply with these rules, regulations and requirements.

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

Reports published by analysts, including projections in those reports that exceed our actual results, could adversely affect the price and trading volume of our common stock.

The projections of securities research analysts may vary widely and may not accurately predict the results we actually achieve. The price of our common stock may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, the price of our common stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, the price or trading volume of our common stock could decline.

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

We have taken advantage of certain reduced reporting burdens. We cannot predict whether investors will find our securities less attractive if we rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our common stock, and the prices for our securities may be more volatile.

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

Risks Related to Cybersecurity

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we store sensitive data, including intellectual property, proprietary business information and personally identifiable information, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, and damage our reputation.

We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on the NASDAQ Capital Market under the symbol “CFRX” since September 12, 2014. The following table sets forth the high and low sales prices of our common stock as reported on the NASDAQ Capital Market for each quarter in the years ended December 31, 2016 and December 31, 2015.

Fiscal Year Ended December 31, 2016	High	Low
First Quarter	$4.62	$3.00
Second Quarter	$4.12	$2.10
Third Quarter	$3.28	$2.14
Fourth Quarter	$2.72	$1.35

Fiscal Year Ended December 31, 2015
First Quarter	$6.13	$3.50
Second Quarter	$6.24	$3.92
Third Quarter	$5.80	$3.90
Fourth Quarter	$5.35	$3.00

Holders

On March 7, 2017, the last reported sale price for our common stock on the NASDAQ Capital Market was $2.10 per share. As of March 7, 2017, there were approximately 1,613 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends to holders of common stock in the foreseeable future.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended the (“Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act.

The graph set forth below compares the cumulative total stockholder return on our common stock between September 12, 2014 (the date our common stock began trading on the NASDAQ Capital Market) and December 31, 2016, with the cumulative total return of (a) the NASDAQ Biotechnology Index and (b) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 at the market close on September 12, 2014 in our common stock, the NASDAQ Biotechnology Index and the NASDAQ Composite Index and assumes the reinvestment of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

We derived the financial data for the years ended December 31, 2016, 2015 and 2014 and as of December 31, 2016 and 2015 from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the financial data for the years ended December 31, 2013 and 2012 and as of December 31, 2014, 2013 and 2012 from our audited financial statements that are not included elsewhere in this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace our financial statements and related notes. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
Statement of Operations Data	2016	2015	2014	2013	2012
Loss from operations	$(33,533,728)	$(25,065,336)	$(16,935,911)	$(19,296,434)	$(19,154,173)
Net loss attributable to common stockholders	$(28,538,399)	$(25,120,964)	$(34,617,536)	$(23,620,702)	$(19,283,454)
Net loss per share of common stock, basic and diluted	$(0.91)	$(1.08)	$(3.86)	$(23.35)	$(19.16)

	As of December 31,
Balance Sheet Data	2016	2015	2014	2013	2012
Cash, cash equivalents and marketable securities	$35,161,154	$32,921,653	$27,393,059	$4,145,270	$7,886,264
Total assets	37,624,470	35,861,137	30,053,622	9,683,835	13,205,664
Long-term liabilities	13,693,419	1,416,443	1,249,046	16,481,765	1,502,946
Total stockholders’ equity (deficit)	19,512,854	30,675,510	25,581,507	(52,910,500)	(32,231,516)

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

Overview

We are a clinical-stage biotechnology company focused on discovering and developing therapeutic protein and antibody products for the treatment of life-threatening infectious diseases, including those caused by drug-resistant pathogens, particularly those treated in hospital settings. Drug-resistant infections account for two million illnesses in the United States and 700,000 deaths worldwide each year. We intend to address drug-resistant infections using product candidates from our lysin and monoclonal antibody platforms that target conserved regions of either bacteria or viruses. Lysins are enzymes derived from naturally occurring bacteriophage, which are viruses that infect bacteria. When recombinantly produced and then applied to bacteria, lysins cleave a key component of the target bacteria’s peptidoglycan cell wall, which results in rapid bacterial cell death. Lysins kill bacteria faster than conventional antibiotics, which typically require bacterial cell division and metabolism in order to kill or stop the growth of bacteria. We believe that the properties of our lysins will make them suitable for targeting antibiotic-resistant organisms, such as Staphylococcus aureus (“Staph aureus”) which causes serious infections such as bacteremia, endocarditis, pneumonia and osteomyelitis. In addition, our lysins have demonstrated the ability to clear biofilms in animal models, and we believe they may be useful for the treatment of biofilm-related infections in prosthetic joints, indwelling devices and catheters. Beyond our lysin programs, we are exploring therapies using monoclonal antibodies (“mAbs”) designed to bind to viral targets. Our approach to antibody therapy employs a combination of multiple mAbs to either achieve greater efficacy or provide broader coverage across pathogenic strains.

We have not generated any revenues and, to date, have funded our operations primarily through our IPO, our follow-on public offering, and the private placements of convertible preferred stock and convertible debt to our investors.

In August 2014, we completed our IPO, raising net proceeds of $35.0 million after underwriting discounts, commissions and offering expenses payable by us, through the issuance and sale of our units, which consisted of one share of common stock, one Class A Warrant to purchase one share of common stock at an exercise price of $4.80 per share and one Class B Warrant to purchase one-half share of common stock at an exercise price of $4.00 per full share (“Units”). As of November 2, 2015, the date of expiration of the Class B Warrants, holders of the Class B Warrants had exercised 4,812,328 Class B Warrants, resulting in the issuance of 2,406,164 shares of the Company’s common stock and the receipt by the Company of approximately $9.6 million in gross proceeds. The Class A Warrants expired on February 1, 2017. As none of the Class A Warrants were exercised prior to expiration, the Class A Warrants have been terminated and are no longer exercisable.

In June 2015, we completed a private placement of securities to institutional investors whereby the investors received an aggregate of 4,728,128 shares of our common stock and warrants to purchase an additional 2,364,066 shares of common stock at an exercise price of $8.00 per share, generating net proceeds of $18.3 million.

In July 2016, we sold 14,000,000 shares of our common stock and warrants to purchase an additional 14,000,000 shares of our common stock at a exercise price of $3.00 per share in an underwritten follow-on offering, generating net proceeds of approximately $32.0 million after underwriting discounts, commissions and offering expenses payable by us.

We have never been profitable and our net losses were $28.5 million, $25.1 million and $30.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Additionally, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

CF-301: lead lysin program

CF-301 is a parenteral, potent, bactericidal lysin targeting Staph aureus bacteria, making it a highly specific therapeutic candidate for the treatment of patients with Staph aureus bacteremia. We recently concluded a Phase 1 single ascending dose study in healthy volunteers. This trial was a randomized, double-blind, placebo-controlled, dose-escalation trial designed to evaluate the safety, tolerability and PK of four different intravenous doses of CF-301 alone. Subjects were randomized to receive a single IV dose of CF-301 or placebo, each administered as a two hour infusion. CF-301 was generally well tolerated and there were no clinical adverse safety signals in the study. We intend to initiate a Phase 2 trial in patients for treatment of Staph aureus bacteremia, including endocarditis, caused by methicillin-resistant (“MRSA”) or methicillin-susceptible (“MSSA”) Staph aureus. We have worldwide development and commercial rights to CF-301 and expect to fund the future development and commercialization costs related to this program.

Other programs

Our lead antibody-based program is CF-404 which is a potent combination of three mAbs targeting the conserved regions of the influenza virus. CF-404 cross-reacts with all human seasonal strains of influenza, making it a highly specific therapeutic candidate for the treatment of patients with life-threatening varieties of influenza. We have worldwide development and commercial rights to CF-404 and expect to fund the future development and commercialization costs related to this program.

Our discovery pipeline of lysins includes internally discovered lysins targeting gram-positive and gram-negative organisms, as well as lysins discovered at The Rockefeller University (“Rockefeller”) which are being developed by us. We were granted a world-wide, exclusive license under Rockefeller patent rights to discover, develop, make, have made, use, import, lease, sell and offer for sale lysin products. We acquired worldwide exclusive license rights to patents for composition of matter for nine lysins from Rockefeller.

To date, a large portion of our research and development work has related to the establishment of both our lysin and antibody platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and Phase 1 clinical testing of CF-301, the first lysin to enter clinical trials in the U.S. We currently expect to focus the majority of our resources on the CF-301 program. In the future, we intend to further leverage our employee and infrastructure resources across multiple development programs well as research projects. In the years ended December 31, 2016, 2015 and 2014, we recorded approximately $22.1 million, $15.0 million and $8.9 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories, by project, including CF-301 and CF-404, as shown below.

The following table summarizes our research and development expenses by category for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Product development	$10,331,021	$7,457,384	$1,311,452
Personnel related	4,357,177	3,178,451	2,747,487
Professional fees	3,170,364	724,486	663,039
Laboratory costs	2,065,064	1,929,799	1,473,739
External research and licensing costs	1,590,668	1,324,425	1,956,861
Share-based compensation	587,426	389,967	715,475

Total research and development expense	$22,101,720	$15,004,512	$8,868,053

The following table summarizes our research and development expenses by program for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
CF-301	$8,092,280	$4,847,190	$1,666,016
CF-404	5,639,474	3,315,797	1,507,285
Other research and development	3,425,363	3,273,107	2,231,790
Personnel related and share-based compensation	4,944,603	3,568,418	3,462,962

Total research and development expense	$22,101,720	$15,004,512	$8,868,053

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

Results of Operations

Comparison of years ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015	Dollar Change	% Change
Operating expenses:
Research and development	$22,101,720	$15,004,512	$7,097,208	47%
General and administrative	$11,430,526	$10,060,825	$1,369,701	14%
Other income (expense)	$4,993,847	$(55,627)	$5,049,474	(9,077)%

Research and Development Expenses

Research and development expense was $22.1 million for the year ended December 31, 2016, compared with $15.0 million for the year ended December 31, 2015, an increase of $7.1 million. This increase was primarily attributable to a $5.6 million increase in expenditures on our product candidates as we concluded our Phase 1 clinical study and prepared for a Phase 2 clinical trial of CF-301 and continued to progress CF-404 through IND related manufacturing activities. The increase was also due to a $1.5 million increase in expenses related to our research headcount, including salaries, benefits and laboratory costs in support of the discovery and study of additional product candidates.

General and Administrative Expenses

General and administrative expense was $11.4 million for the year ended December 31, 2016, compared with $10.0 million for the year ended December 31, 2015, an increase of $1.4 million. This increase was primarily attributable to increased severance costs of $1.4 million, including $0.5 million of non-cash share-based compensation expense, and a $0.2 million increase in accounting and filing costs related to our SEC filings. These increases were partially offset by a $0.2 million decrease in our Board of Directors fees and expenses.

Other income (expense)

Other income was $5.0 million for the year ended December 31, 2016 compared with other expense of $0.1 million for the year ended December 31, 2015, an increase of $5.0 million. In 2016, we had non-cash income of $6.3 million related to the change in fair value of our warrant liability and interest income of $0.2 million, which were partially offset by expense due to $1.5 million of issuance costs allocated to the warrants issued in our Follow-on Offering. In 2015, we had non-cash expense of more than $0.1 million related to the change in fair value of our warrant liability, which was partially offset by interest income of less than $0.1 million from our marketable securities.

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

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through proceeds from sales of common stock, common stock and warrants, convertible preferred stock and convertible debt. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

Since the date of our initial public offering, we have received gross proceeds of $76.3 million from the sale of registered securities, $9.6 million from the exercise of the Class B Warrants issued in our IPO and $20.0 million from the sale of securities in a private placement.

As of December 31, 2016, we had approximately $35.2 million in cash, cash equivalents and marketable securities. We primarily invest our cash and cash equivalents in commercial money market accounts and our marketable securities in highly rated corporate debt securities.

Cash flows

The following table shows a summary of our cash flows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Net cash provided by (used in):
Operating activities	$(29,300,340)	$(22,182,601)	$(14,864,762)
Investing activities	$(8,968,567)	$(21,600,084)	$(1,610,536)
Financing activities	$32,103,109	$28,033,013	$38,052,481

Net cash used in operating activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities in the year ended December 31, 2016 increased by $7.1 million and $14.4 million as compared to the comparable periods in 2014 and 2013, respectively. This is attributable to the increase in our loss from operations in 2016 as we advanced our product candidates and expanded our research and administrative headcount.

Net cash (used in) provided by investing activities

Net cash used in investing activities in the years ended December 31, 2016, 2015 and 2014 resulted from the investment of our cash balances into marketable securities less proceeds from any maturities of those securities.

Net cash provided by financing activities

Net cash provided by financing activities in the year ended December 31, 2016 resulted primarily from the completion of a registered offering of our securities to institutional investors in July 2016, resulting in net proceeds of $32.0 million. Net cash provided by financing activities in the year ended December 31, 2015 resulted primarily from the completion of a private placement of our securities to institutional investors in June 2015, resulting in net proceeds of $18.3 million and the exercise of the Class B Warrants issued as part of the Units sold in our IPO, resulting in net proceeds of $9.7 million. Net cash provided by financing activities in the year ended December 31, 2014 resulted from the issuance of approximately 6.9 million Units on the completion of our IPO, resulting in net proceeds of $35.0 million and the issuance of approximately $3.0 million of our Convertible Notes, which were converted into common stock on the closing of our IPO.

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

We believe that our existing cash and cash equivalents and marketable securities, together with interest thereon, will be sufficient to fund our operations into the second quarter of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Operating lease commitments(1)	$10,626,086	$921,223	$1,790,349	$1,862,679	$6,051,835
License and sponsored research agreements(2)	2,355,218	622,282	1,132,936	400,000	200,000

Total contractual obligations	$12,961,304	$1,543,505	$2,903,285	$2,262,679	$6,251,835

(1)	Represents future minimum lease payments under non-cancelable operating leases for our principal facilities in Yonkers, New York which expire in 2027. In May 2016, we entered into a lease for facilities in Cambridge, MA which expires on May 31, 2017. The minimum lease payments above do not include certain utility costs, common area maintenance charges or real estate taxes.
(2)	Represents certain amounts payable under our licenses and sponsored research agreements with The Rockefeller University and Trellis Bioscience LLC.

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

The contractual obligations table also does not include any potential contingent payments upon the achievement by us of specified clinical, regulatory and commercial events, as applicable, or royalty payments we may be required to make under license agreements we have entered into with The Rockefeller University and Trellis Bioscience LLC. The occurrence and timing of these events are difficult to predict and subject to significant uncertainty. Since we are unable to reliably estimate the timing and amounts of such milestone and royalty payments, or whether they will occur at all, these contingent payments have been excluded from the table above. See “Note 15—Significant Agreements” on Page F-26 of this Annual Report for additional information.

Effects of Inflation

We do not believe that inflation or changing prices had a significant impact on our results of operations for any periods presented herein.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we are currently not party to, any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2016, we had cash, cash equivalents and marketable securities of $35.2 million. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the fair value of our cash equivalents or marketable securities. If a 10% change in interest rates were to have immediately occurred on December 31, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

None

Item 9A. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no changes during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

As of March 14, 2017, Michael Messinger, Senior Vice President, Finance of the Company, has been unable to perform the functions of principal financial officer and principal accounting officer due to a medical emergency (the “Medical Emergency”). Steven C. Gilman, Ph.D., the Company’s Chief Executive Officer, is performing the functions of principal financial officer and principal accounting officer until the commencement of his medical leave of absence on March 16, 2017, at which point the Interim Office of the Chief Executive Officer (“Interim Office of the CEO”) will assume the duties of principal financial officer and principal accounting officer until Mr. Messinger is able to resume those functions following the resolution of the Medical Emergency.

As previously disclosed, the Board of Directors of the Company established the Interim Office of the CEO to assume the duties of the Company’s Chief Executive Officer on an interim basis, effective March 16, 2017. The Interim Office of the CEO consists of Cara Cassino, M.D., the Company’s Chief Medical Officer and Executive Vice President of Research and Development, Natalie Bogdanos, the Company’s General Counsel and Corporate Secretary, Michael Messinger, Senior Vice President, Finance and Josh Muntner, the Company’s Senior Vice President, Business Development. Mr. Messinger is expected to serve as a member of the Interim Office of the CEO following the resolution of the Medical Emergency.

For biographical information regarding Dr. Gilman, Dr. Cassino, Ms. Bogdanos, Mr. Messinger and Mr. Muntner, see Part III, Item 10 of this Annual Report on Form 10-K.

On March 15, 2017, we entered into an agreement with Dr. Cassino, our Chief Medical Officer, to amend the existing employment offer letter agreement between Dr. Cassino and the Company (the “Amendment”). Pursuant to the Amendment, Dr. Cassino is eligible for an annual performance bonus of 45% of her annual base salary and a retention bonus of $150,000, which retention bonus will be payable within 60 days after the date the first patient is dosed in the CF-301 Phase 2 study, provided that Dr. Cassino remains employed with us through such date.

The Amendment also entitles Dr. Cassino to the following severance payments and benefits upon her resignation for good reason or termination by us without cause: (i) an amount equal to the sum of 18 months of Dr. Cassino’s then-current base salary plus 150% of Dr. Cassino’s then-current target annual bonus, payable over 18 months following the date of termination, (ii) payment of any earned but unpaid bonuses, (iii) payment of the applicable premiums for coverage pursuant to COBRA for 18 months from the date of termination and (iv) accelerated vesting of any then-outstanding Company stock options granted prior to June 14, 2016, with the vested portion of such stock options remaining outstanding and exercisable until the date that is two (2) years following Dr. Cassino’s employment termination date, subject to the earlier final expiration dates of such options or treatment in accordance with their contractual terms in connection with certain corporate transactions.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed as an exhibit to this Annual Report on Form 10-K and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Director Biographical Information

Biographical information concerning each of our directors is set forth below:

Name	Age	Position
Steven C. Gilman, Ph.D.	64	Director, Chairman of the Board
Roger J. Pomerantz, M.D., F.A.C.P.	60	Director, Vice Chairman of the Board
Sol J. Barer, Ph.D.	69	Director, Lead Independent Director
Isaac Blech	67	Director
David N. Low, Jr.	58	Director
Michael J. Otto, Ph.D.	68	Director
Lisa R. Ricciardi	57	Director
Cary W. Sucoff, J.D.	65	Director

Steven C. Gilman, Ph.D. Dr. Gilman has served as Chairman of our board of directors since May 2015. In March 2016, he was appointed Interim Chief Executive Officer of the Company and in July 2016 he was appointed Chief Executive Officer of the Company. Until 2015, he served as the Executive Vice President, Research & Development and Chief Scientific Officer at Cubist Pharmaceuticals, a biopharmaceutical company, until its acquisition by Merck & Co. Prior to joining Cubist in 2008, he served as Chairman of the Board of Directors and Chief Executive Officer of ActivBiotics, a privately held biopharmaceutical company. Previously, he worked at Millennium Pharmaceuticals, Inc., where he held a number of senior leadership roles including Vice President and General Manager of the Inflammation franchise responsible for all aspects of the Inflammation business from early gene discovery to product commercialization. Prior to Millennium, he was Group Director at Pfizer Global Research and Development, where he was responsible for drug discovery of novel antibacterial agents as well as several other therapeutic areas. Dr. Gilman has also held scientific, business, and academic appointments at Wyeth, Cytogen Corporation, Temple Medical School, and Connecticut College. He currently serves on the board of directors of publicly traded companies Keryx Biopharmaceuticals, Inc., Momenta Pharmaceuticals, Inc., SCYNEXIS Inc., and Vericel Corporation. Dr. Gilman received his Ph.D. and M.S. degrees in microbiology from Pennsylvania State University, his post-doctoral training at Scripps Clinic and Research Foundation, and received a B.A. in microbiology from Miami University of Ohio. He has authored over 60 publications and is an inventor on 7 patents. We believe that Dr. Gilman’s significant scientific, executive and board leadership experience in the pharmaceutical and biotechnology industries qualifies him to serve as a member of our board of directors.

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

Sol J. Barer, Ph.D. Dr. Barer has served as a member of our board of directors since April 2011. Dr. Barer served as our Chairman of the board of directors from February 2012 to May 2015. He was appointed Lead Independent Director in May 2015. Dr. Barer spent most of his professional career with the Celgene Corporation. He was Chairman from January 2011 until June 2011, Executive Chairman from June 2010 until January 2011 and Chairman and Chief Executive Officer from May 2006 until June 2010. Dr. Barer was the founder of the biotechnology group at the Celanese Research Company which was subsequently spun out to form Celgene. Dr. Barer serves as Chairman of the board of directors of the public companies Edge Therapeutics, InspireMD, Aevi Genomic Medicine, and Teva Pharmaceutical Industries and the private company Centrexion. He is an advisor to biotechnology/medical companies, the Israel Biotech Fund and not for profit organizations. In 2011 Dr. Barer was Chairman of the University of Medicine and Dentistry of New Jersey Governor’s Advisory Committee which resulted in sweeping changes in the structure of New Jersey’s medical schools and public research universities. He previously served as a Commissioner of the NJ Commission on Science and Technology. He was a member of the Board of Trustees of Rutgers University and served two terms as Chair of the Board of Trustees of BioNJ, the New Jersey biotechnology organization. We believe that Dr. Barer’s significant scientific, executive and board leadership experience in the pharmaceutical and biotechnology industries qualifies him to serve as a member of our board of directors.

Isaac Blech. Mr. Blech has served as a member of our board of directors since August 2010. Mr. Blech’s current roles at public companies are Director of Cerecor, Inc., Director of Aevi Genomic Medicine, Inc., and Vice Chairman of Edge Therapeutics, Inc., InspireMD, SpendSmart Networks, Inc., and root9B Technologies. He is also Vice Chairman of Centrexion Corporation, Regenovation, Inc., X4 Pharmaceuticals, Sapience Therapeutics, Aridis Pharmaceuticals, WaveGuide Corporation, Alveo Health, and X-VAX Technology, Inc., which are all private companies. Over the past 35 years, Mr. Blech has helped found some of the world’s leading biotechnology companies, including Celgene Corporation, ICOS Corporation, Pathogenesis Corporation, Nova Pharmaceutical Corporation and Genetic Systems Corporation. These companies are responsible for major advances in oncology, infectious disease and cystic fibrosis. Mr. Blech earned a B.A. degree from Baruch College in 1975. We believe that Mr. Blech’s broad experience as a founder, director and major investor in numerous biotechnology companies qualifies him to serve as a member of our board of directors.

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

Cary W. Sucoff. Mr. Sucoff has served on our board of directors since May 2010. Mr. Sucoff has more than 30 years of securities industry experience encompassing supervisory, banking and sales responsibilities. He has participated in the financing of more than 100 public and private companies, raising approximately $500 million of equity capital and playing a role in securing financing for biotech companies including Amgen, Centecor, Genzyme, Genentech, Icos, PathoGenesis, Vaxgen and Biotime. Since 2011, Mr. Sucoff has owned and operated Equity Source Partners LLC, an advisory and consulting firm. In addition to ContraFect, Mr. Sucoff currently serves on the board of directors of root9B Technologies, Legacy Education Alliance, Inc. Greenwood Hall, Inc. and First Wave Technologies, Inc. In addition, Mr. Sucoff currently serves as a consultant to Sapience Therapeutics. Mr. Sucoff is the past President of New England Law/Boston, has been a member of the Board of Trustees for over 25 years and is the current Chairman of the Endowment Committee. Mr. Sucoff received a B.A. from SUNY Binghamton in 1974 and a J.D. from New England School of Law in 1977, where he was managing editor of the Law Review and graduated magna cum laude. He has been a member of the Bar of the State of New York since 1978. We believe that Mr. Sucoff’s broad financial and legal experience qualifies him to serve as a member of our board of directors.

Lisa R. Ricciardi. Ms. Ricciardi has served as a member of our board of directors since February 2017. Since 2015, Ms. Ricciardi has served as an advisor to early state biotechnology companies and investors. From July 2014 through 2015, Ms. Ricciardi served as Senior Vice President for Corporate and Business Development with Foundation Medicine, a molecular information company. From October 2010 to June 2012, she served as Senior Vice President of Business Development at Medco Health Solutions, Inc. until the business was sold. In addition, she was a Venture Partner at Essex Woodlands Health Ventures. Ms. Ricciardi held numerous executive management positions at Pfizer, including Senior Vice President in the Licensing and Development Division, closing more than 25 transactions with multi-national firms and biotechnology companies, as well as managing several key product launches in the global pharmaceuticals division. Ms. Ricciardi is currently a member of the board of directors of Chimerix Inc. and United Drug Healthcare Group, PLC in Dublin, Ireland, and was previously a member of the board of directors at Sepracor. Ms. Ricciardi earned an M.B.A. from the University of Chicago and a B.A. degree from Wesleyan University. We believe that Ms. Ricciardi’s significant life sciences, executive and board leadership experience in the pharmaceutical and biotechnology industries qualifies her to serve as a member of our board of directors.

Executive Officers of the Registrant

Biographical information concerning each of our executive officers is set forth below. Information concerning Steven C. Gilman, Ph.D., our Chief Executive Officer, may be found above in the section entitled “Director Biographical Information.”

Natalie Bogdanos, J.D. Ms. Bogdanos, age 48, has served as our General Counsel and Corporate Secretary since August of 2014. She has over 18 years of experience in the legal field, almost 10 of which were serving as the chief legal officer of a publicly traded biotechnology company. Prior to joining ContraFect in 2014, Ms. Bogdanos served as Associate General Counsel at Memorial Sloan-Kettering Cancer Center (“MSKCC”), a cancer treatment and research institution, where she held a joint appointment with the Office of the General Counsel and the Office of Technology Development (“OTD”). At MSKCC, she provided legal counsel and guidance to various departments throughout the institution while having sole responsibility for the legal oversight of the OTD. She led the contracts group, managed the institution’s patent portfolio, provided regulatory guidance and compliance, and advised on litigation strategy. Prior to MSKCC, she was General Counsel at Enzo Biochem, Inc. (“Enzo”), a publicly traded international biotechnology and life science company, from 2003 to 2012. At Enzo, she was responsible for leading the legal department, handling contracts and complex business development agreements, ensuring SEC and regulatory compliance, overseeing litigation and managing Enzo’s portfolio of 500+ patents and patent applications. Previously, Ms. Bogdanos was an associate at Amster, Rothstein & Ebenstein from 1999 to 2003 where her practice focused on patent litigation and patent prosecution. Ms. Bogdanos has also served as a legal consultant to pharmaceutical companies and was a faculty member at the Practising Law Institute. Prior to attending law school, she was a research technician at the Public Health Research Institute where her work focused on Staphylococcus aureus. Ms. Bogdanos is an attorney licensed to practice before the United States Patent and Trademark Office. She is admitted to practice law in New York, the United States District Court, Southern and Eastern District of New York and the United States Court of Appeals for the Federal Circuit. Ms. Bogdanos received her J.D. from New York Law School and her Bachelor of Arts in Biology, with honors, from Queens College of the City University of New York.

Cara Cassino, M.D. Dr. Cassino, age 55, has served as our Chief Medical Officer since September 2015 and also as Executive Vice President of Research and Development since October 2015. Dr. Cassino has over 20 years of experience as a clinician and executive in healthcare, including over 15 years of experience in pharmaceutical product development with over 20 successful regulatory submissions in the United States and globally. Prior to joining ContraFect in 2015, Dr. Cassino served as an independent consultant to various pharmaceutical and biotechnology companies, including Scynexis. Prior to that, she served as Senior Vice President at Forest Laboratories, Inc., a biopharmaceutical company (acquired by Actavis plc, now Allergan plc), where she oversaw Global Clinical Development from 2013 to 2014. While at Forest, she was responsible for pre- and post-marketing clinical activities for a portfolio of 35 compounds, and also clinical due diligence for M&A activity, including the $2.9 billion acquisition of Aptalis Pharma and the $1.1 billion acquisition of Furiex Pharmaceuticals. From 2008 to 2013, Dr. Cassino held a number of senior positions at Pfizer, including Global Medical Team Leader of Pfizer’s antibacterial franchise which included Zyvox (linezolid) and Medicines Development Group VP for Pulmonary Vascular Disease and Rare Diseases. Prior to joining Pfizer, Dr. Cassino also served as Executive Medical Director for the late stage U.S. respiratory franchise at Boehringer-Ingelheim Pharmaceuticals, Inc. and was a member of the academic faculty of the Division of Pulmonary and Critical Care Medicine at New York University (NYU) School of Medicine for eight years prior to joining industry. Dr. Cassino received her B.A., summa cum laude, in Chemistry and Fine Arts from NYU where she was elected Phi Beta Kappa, followed by an M.D. from NYU School of Medicine. She completed her internship and residency in Internal Medicine at NYU/Bellevue Hospital and a fellowship in Pulmonary/Critical Care Medicine at NYU and Mount Sinai Medical Centers. Dr. Cassino is Board Certified in both internal medicine and pulmonary medicine.

Michael Messinger, CPA. Mr. Messinger, age 42, currently serves as our Senior Vice President, Finance since October 2016. He has more than 16 years of experience in finance, accounting and forecasting for clinical development. Prior to joining ContraFect in November 2012 as our Vice President, Finance, he served as Director of Finance at Lexicon Pharmaceuticals, Inc. (“Lexicon”) for eight years and also held the position of Controller for three years. Prior to working at Lexicon, Mr. Messinger served as Controller of Coelacanth Corporation (which was acquired by Lexicon) for two years. While at Lexicon, Mr. Messinger was responsible for the financial management of Lexicon’s partnership with Symphony Capital, LLC, in addition to coordinating fiscal and program management concerning Lexicon’s development programs. Mr. Messinger received his B.B.A. degree in accounting from the University of Michigan. He started his career as an auditor at Ernst & Young LLP.

Josh Muntner. Mr. Muntner, age 48, has served as the Senior Vice President of Business Development since 2015. Mr. Muntner has more than 15 years of transaction experience assisting life sciences companies with financing and M&A advisory transactions. Prior to joining ContraFect, he served as Managing Director and Co-Head of Healthcare Investment Banking at Janney Montgomery Scott, a financial services firm from 2012 to 2015. Mr. Muntner was also a Managing Director at ThinkEquity, an investment bank from 2009 to 2012.

Previously, Mr. Muntner spent nine years at Oppenheimer & Co. and its U.S. predecessor, CIBC World Markets, in positions of increasing responsibility. Mr. Muntner also served as an investment banker at Prudential Securities. Mr. Muntner received his B.F.A. degree from Carnegie Mellon and his M.B.A. degree from The Anderson School at UCLA.

Nancy Dong. Ms. Dong, age 51, currently serves as our Vice President, Finance and Administration. She has more than 20 years of experience in accounting, strategic planning, budgeting and forecasting, organizational development, financial systems and controls and human resources. Prior to joining ContraFect in 2010 as Vice President, Controller, she served as controller at XL Marketing, a direct marketing firm, from 2009 to 2010 and at Alley Corp, a company that provides strategic advice to companies within its network, from 2007 to 2009. She also served as Vice President of Finance and Administration at DCM, a tele-services firm supporting the performing arts, from 2002 to 2007. Ms. Dong also held the positions of COO and CFO at Semaphore, a project management software development firm. Ms. Dong received her B.A. degree from Yale University and a MPPM degree from The Wharton School at the University of Pennsylvania. She started her career as a management consultant at Ernst & Young LLP.

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website at http://ir.contrafect.com/governance-docs. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as NASDAQ’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above.

The remaining information required by this Item 10 will be contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors – Director Biographical Information,” “Executive Officer Biographies,” and “Corporate Governance – Committees of the Board” in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be contained under the heading “Executive Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained under the headings “Executive Compensation – Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services Principal Accountant Fees and Services

The information required by this Item 14 will be contained under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements

The following documents are included on pages F-1 through F-28 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)	Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

Item 16. Form 10-K Summary

None.

CONTRAFECT CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ContraFect Corporation

We have audited the accompanying balance sheets of ContraFect Corporation as of December 31, 2016 and 2015, and the related statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ContraFect Corporation at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Metro Park, New Jersey

March 15, 2017

CONTRAFECT CORPORATION

Balance Sheets

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$3,806,984	$9,972,781
Marketable securities	31,354,170	22,948,872
Prepaid expenses and other current assets	1,017,645	1,176,895

Total current assets	36,178,799	34,098,548
Property and equipment, net	1,281,152	1,618,968
Other assets	164,519	143,621

Total assets	$37,624,470	$35,861,137

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,549,845	$1,517,417
Accrued liabilities	2,868,352	2,251,767

Total current liabilities	4,418,197	3,769,184
Deferred rent	994,439	972,119
Warrant liabilities	12,698,980	444,324

Total liabilities	18,111,616	5,185,627
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 41,656,006 shares outstanding at December 31, 2016; 100,000,000 shares authorized, 27,482,692 shares outstanding at December 31, 2015	4,166	2,748
Additional paid-in capital	165,678,164	148,282,546
Accumulated other comprehensive loss	(51,666)	(30,373)
Accumulated deficit	(146,117,810)	(117,579,411)

Total stockholders’ equity	19,512,854	30,675,510

Total liabilities and stockholders’ equity	$37,624,470	$35,861,137

See accompanying notes.

CONTRAFECT CORPORATION

Statements of Operations

	Year Ended December 31,
	2016	2015	2014
Operating expenses:
Research and development, including stock-based compensation of $587,426, $389,967 and $715,475, respectively	$22,101,720	$15,004,512	$8,868,053
General and administrative, including stock-based compensation of $1,644,456, $1,599,895 and $1,224,704, respectively	11,430,526	10,060,825	8,067,858

Total operating expenses	33,532,246	25,065,337	16,935,911

Loss from operations	(33,532,246)	(25,065,337)	(16,935,911)
Other income (expense):
Interest income (expense), net	216,616	75,693	(12,412,620)
Refundable state tax credits	—	—	424,649
Other expense	(1,569,341)	—	—
Change in fair value of warrant and embedded derivative liabilities	6,346,572	(131,320)	(1,225,202)

Total other income (expense)	4,993,847	(55,627)	(13,213,173)

Net loss	(28,538,399)	(25,120,964)	(30,149,084)
Preferred stock dividend in-kind	—	—	(4,468,452)

Net loss attributable to common stockholders	$(28,538,399)	$(25,120,964)	$(34,617,536)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.85)	$(1.08)	$(3.86)

Basic and diluted weighted average shares outstanding	33,539,465	23,328,922	8,973,599

See accompanying notes.

CONTRAFECT CORPORATION

Statements of Comprehensive Loss

	Year Ended December 31,
	2016	2015	2014
Net loss	$(28,538,399)	$(25,120,964)	$(30,149,084)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(21,293)	(29,746)	(627)

Comprehensive loss	$(28,559,692)	$(25,150,710)	$(30,149,711)

See accompanying notes.

CONTRAFECT CORPORATION

Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Loan Receivable - Officer	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2013	2,200,000	$1,964,283	4,651,163	$10,175,750	9,090,909	$27,752,294	—	$—	1,011,997	$101	$4,930,310	$—	$—	$(57,840,911)	$(52,910,500)
Issuance of preferred stock for license	—	—	—	—	—	—	151,515	500,000	—	—	—	—	—	—	—
Issuance of warrants for services	—	—	—	—	—	—	—	—	—	—	26,354	—	—	—	26,354
Issuance of securities in IPO, including over-allotment	—	—	—	—	—	—			6,880,333	688	41,281,310	—	—	—	41,281,998
Issuance of common stock for conversion of preferred stock on closing of IPO	(2,200,000)	(1,964,283)	(4,651,163)	(10,175,750)	(9,090,909)	(27,752,294)	(151,515)	(500,000)	6,861,968	686	44,860,093	—	—	(4,468,452)	40,392,327
Financing cost of sale of securities in IPO	—	—	—	—	—	—	—	—	—	—	(6,644,713)	—	—	—	(6,644,713)
Issuance of common stock for conversion of notes payable and for interest liabilities, recognition of beneficial conversion feature and the reclassification of note-related liabilities on closing of IPO	—	—	—	—	—	—	—	—	5,197,476	520	30,632,169	—	—	—	30,632,689
Cancellation of placement agent warrants	—	—	—	—	—	—	—	—	—	—	941,541	—	—	—	941,541
Net shares of common stock issued in relation to vesting of retention grants	—	—	—	—	—	—	—	—	133,109	13	532,438	—	—	—	532,451
Issuance of common stock for license	—	—	—	—	—	—	—	—	132,380	13	499,987	—	—	—	500,000
Share-based compensation	—	—	—	—	—	—	—	—	—	—	979,071	—	—	—	979,071
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(627)	—	(627)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(30,149,084)	(30,149,084)

Balance, December 31, 2014	—	$—	—	$—	—	$—	—	$—	20,217,263	$2,021	$118,038,560	$—	(627)	$(92,458,447)	$25,581,507

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Loan Receivable - Officer	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Net shares issued in relation to vesting of performance grant	—	—	—	—	—	—	—	—	11,778	1	54,300	—	—	—	54,301
Issuance of common stock for services	—	—	—	—	—	—	—	—	28,445	3	167,535	—	—	—	167,538
Issuance of securities in private placement	—	—	—	—	—	—	—	—	4,728,128	474	19,999,526	—	—	—	20,000,000
Financing cost of sale of securities	—	—	—	—	—	—	—	—	—	—	(1,665,554)	—	—	—	(1,665,554)
Issuance of common stock for exercise of options	—	—	—	—	—	—	—	—	23,235	2	—	—	—	—	2
Issuance of common stock for exercise of warrants	—	—	—	—	—	—	—	—	2,473,843	247	9,698,317	—	—	—	9,698,564
Share-based compensation	—	—	—	—	—	—	—	—	—	—	1,989,862	—	—	—	1,989,862
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(29,746)	—	(29,746)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(25,120,964)	(25,120,964)

Balance, December 31, 2015	—	$—	—	$—	—	$—	—	$—	27,482,692	$2,748	$148,282,546	$—	$(30,373)	$(117,579,411)	$30,675,510
Issuance of common stock for services	—	—	—	—	—	—	—	—	31,206	3	93,927	—	—	—	93,930
Issuance of securities in registered offering	—	—	—	—	—	—	—	—	14,000,000	1,400	16,397,372	—	—	—	16,398,772
Financing cost of sale of securities	—	—	—	—	—	—	—	—	—	—	(1,383,548)	—	—	—	(1,383,548)
Issuance of common stock for exercise of options	—	—	—	—	—	—	—	—	2,850	1	—	—	—	—	1
Issuance of common stock for exercise of warrants	—	—	—	—	—	—	—	—	139,258	14	55,984	—	—	—	55,998
Share-based compensation	—	—	—	—	—	—	—	—	—	—	2,231,883	—	—	—	2,231,883
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(21,293)	—	(21,293)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(28,538,399)	(28,538,399)
Balance, December 31, 2016	—	$—	—	$—	—	$—	—	$—	41,656,006	$4,166	$165,678,164	$—	$(51,666)	$(146,117,810)	$19,512,854

See accompanying notes.

CONTRAFECT CORPORATION

Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(28,538,399)	$(25,120,964)	$(30,149,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	451,008	537,344	551,323
Stock-based compensation expense	2,231,883	1,989,862	1,511,509
Issuance of preferred stock and other costs in exchange for licensed technology	—	—	1,000,000
Issuance of common stock in exchange for services	93,930	167,538	—
Issuance of common stock warrants in exchange for services	—	—	26,354
Issuance costs allocated to warrants	1,569,341	—	—
Recognition of beneficial conversion feature	—	—	7,428,547
Amortization of debt issuance costs	—	—	1,240,391
Amortization of debt discount	—	—	3,550,527
Change in fair value of warrant and embedded derivative liabilities	(6,346,572)	131,320	1,225,202
Increase in deferred rent	22,320	36,077	69,675
Net amortization of premium paid on marketable securities	428,783	283,915	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current and non-current assets	138,352	(808,108)	(170,377)
Increase (decrease) in accounts payable and accrued liabilities	649,014	600,415	(1,148,829)

Net cash used in operating activities	(29,300,340)	(22,182,601)	(14,864,762)
Cash flows from investing activities
Decrease in restricted cash	—	—	25,000
Purchases of marketable securities	(36,459,405)	(33,524,927)	(1,671,233)
Proceeds from maturities of marketable securities	27,604,030	11,933,000	—
Purchases of property and equipment	(113,192)	(8,157)	—
Proceeds from disposal of property and equipment	—	—	35,697

Net cash (used in) provided by investing activities	(8,968,567)	(21,600,084)	(1,610,536)
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	—	3,036,350
Payment of financing costs of convertible notes	—	—	(24,850)
Proceeds from issuance of equity securities	35,000,000	20,000,000	41,281,998
Payment of financing costs of securities sold	(2,952,889)	(1,665,554)	(6,241,017)
Proceeds from exercise of warrants	55,998	9,698,567	—

Net cash provided by financing activities	32,103,109	28,033,013	38,052,481

Net increase (decrease) in cash and cash equivalents	(6,165,798)	(15,749,672)	21,577,183
Cash and cash equivalents at beginning of period	9,972,781	25,722,453	4,145,270

Cash and cash equivalents at end of period	$3,806,984	$9,972,781	$25,722,453

Supplemental disclosures of cash flow information and non-cash investing and financing activities
Issuance of common and preferred stock for license received	$—	$—	$1,000,000
Issuance of common stock for services	$93,930	$167,538	$—
Issuance of warrants to purchase common stock	$18,601,228	$—	$—
Cancellation of placement agent warrants	$—	$—	$941,541

See accompanying notes.

ContraFect Corporation

Notes to Financial Statements

December 31, 2016

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

The Company has incurred losses from operations since inception as a research and development organization and has relied on its ability to fund its operations through public and private debt and equity financings. Management believes its cash, cash equivalents and marketable securities balances as of December 31, 2016 will be sufficient to fund operations into the second quarter of 2018 and expects operating losses and negative cash flows to continue at more significant levels in the future as it initiates additional clinical trials. Transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional public or private equity financings, and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances that such financing will be available to the Company on satisfactory terms, or at all.

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

Marketable Securities

Marketable securities at December 31, 2016 and December 31, 2015 consisted of investments in short-term corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments—Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit) and a component of total comprehensive loss in the statements of comprehensive loss, until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the year ended December 31, 2016.

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

Marketable securities at December 31, 2016 consist of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$31,405,836	$24	$(51,690)	$31,354,170

Marketable securities at December 31, 2015 consisted of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$22,979,245	$199	$(30,572)	$22,948,872

At December 31, 2016 and December 31, 2015, the Company held only current investments. Investments classified as current have maturities of less than one year. Investments that would be classified as non-current are those that have maturities of greater than one year and management does not intend to liquidate within the next twelve months.

At December 31, 2016 and December 31, 2015, the Company held 29 and 28 debt securities, respectively, that individually and in total were in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at December 31, 2016 and December 31, 2015 was $29,343,892 and $21,137,424, respectively. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2016 and 2015.

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

Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Through December 31, 2016, no impairment of long-lived assets has occurred.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued a new Accounting Standards Update, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year of the date the financial statements are issued, and, if such conditions exist, to provide related footnote disclosures. The guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company has adopted this guidance and there is no material impact on the financial statements and related disclosures.

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

In June 2016, the FASB issued a new Accounting Standards Update, Financial Instruments-Credit Losses (ASU 2016-13). ASU 2016-13 amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities be recorded through an allowance for such losses rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The new standard is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the impact that this new standard will have on its financial statements and related disclosures.

3. Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015:

	Fair Value Measurement As of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3,411,058	$—	$—
Marketable securities	31,354,170	—	—
Warrant liabilities	—	—	12,698,980

Total	$34,765,228	$—	$12,698,980

	Fair Value Measurement As of December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$9,607,134	$—	$—
Marketable securities	22,948,872	—	—
Warrant liabilities	—	—	444,324

Total	$32,556,006	$—	$444,324

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

	As of December 31, 2016	As of December 31, 2015
Expected volatility	73.9%	78.1%
Remaining contractual term (in years)	2.67	3.67
Risk-free interest rate	1.47%	1.54%
Expected dividend yield	—%	—%

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

	As of December 31, 2016	At Issuance on July 27, 2016
Expected volatility	79.9%	76.8%
Remaining contractual term (in years)	4.58	5.00
Risk-free interest rate	1.93%	1.10%
Expected dividend yield	—%	—%

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016, 2015 and 2014:

Warrant liabilities (1)

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$444,324	$313,004	$3,088,017
Issuances of convertible notes	—	—	865,635
Cancellation of placement agent warrants (2)	—	—	(941,541)
Issuance of Representative’s Warrant	—	—	403,696
Issuance of CMPO Warrants	18,601,228	—	—
Change in fair value (3)	(6,346,572)	131,320	2,563,080
Conversion of convertible notes to common stock	—	—	(5,665,883)

Balance at end of period	$12,698,980	$444,324	$313,004

Embedded derivatives liabilities (1)

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$—	$—	$2,680,780
Issuances of convertible notes	—	—	537,607
(Decrease) increase in fair value (3)	—	—	(1,337,878)
Conversion of convertible notes to common stock	—	—	(1,880,509)

Balance at end of period	$—	$—	$—

(1)	Prior to the closing of the Company’s IPO on August 1, 2014, the Company considered its convertible note related warrant liabilities and embedded derivatives liabilities as Level 3 financial instruments. The Company determined the fair value of these liabilities immediately prior to the Company’s IPO and then reclassified the balances to additional paid-in capital on the closing of the IPO.
(2)	The Company reclassified the balance of the placement agent warrants to additional paid-in capital as a reduction of the offering costs upon their cancellation.
(3)	The change in the fair values of the warrant and embedded derivatives liabilities are recorded in other expenses in the statement of operations.

The key inputs into the Black-Scholes option pricing model are the per share value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liability.

4. Property, Equipment, and Leasehold Improvements

Property, equipment, and leasehold improvements, at cost, consist of:

	December 31,
	2016	2015
Computer equipment	$19,691	$19,691
Furniture	434,697	434,697
Lab equipment	1,710,881	1,631,016
Leasehold improvements	1,855,004	1,821,677

	4,020,273	3,907,081
Less: accumulated depreciation and amortization	(2,739,121)	(2,288,113)

	$1,281,152	$1,618,968

Depreciation expense was $451,008, $537,344 and $551,323 for the years ended December 31, 2016, 2015 and 2014, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2016	2015
Accrued compensation costs	$1,597,414	$1,133,742
Accrued research and development service fees	504,193	590,307
Accrued professional fees	299,912	317,796
Accrued facilities operation expenses	236,296	127,480
Accrued licensing fees	180,000	—
Other accrued expenses	50,537	82,442

	$2,868,352	$2,251,767

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

Upon the closing of the IPO and based on the terms of the Note Warrants, the Company determined the total number of shares of the Company’s common stock underlying the Note Warrants to be 3,321,416 at an exercise price of $3.00 per share. There were 3,315,878 shares of common stock underlying the outstanding Note Warrants as of December 31, 2016 and 2015. The Note Warrants expire five years from the date of issuance.

7. Net Loss Per Share of Common Stock

Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding.

The following table sets forth the computation of basic and diluted loss per share for common stockholders:

	Year Ended December 31,
	2016	2015	2014
Net loss applicable to common stockholders	$(28,538,399)	$(25,120,964)	$(34,617,536)
Weighted average shares of common stock outstanding	33,539,465	23,328,922	8,973,599

Net loss per share of common stock—basic and diluted	$(0.85)	$(1.08)	$(3.86)

The following potentially dilutive securities outstanding at December 31, 2016, 2015 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been antidilutive given the Company’s net loss:

	December 31,
	2016	2015	2014
Preferred stock	—	—	—
Options to purchase common stock	4,691,746	4,313,755	3,089,327
Warrants to purchase common stock	27,214,775	13,503,107	14,577,361

	31,906,521	17,816,862	17,666,688

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

In January 2012, the Company entered into a non-cancellable operating lease for additional office space and laboratory facilities in the same building in Yonkers, New York expiring in December 2027. The lease provides for an option to renew for two additional five-year terms. A security deposit in the amount of $78,238 was paid by the Company. Future minimum lease payments are as follows:

Amount
Year ending December 31:
2017	$868,933
2018	886,311
2019	904,038
2020	922,118
2021	940,561
Thereafter	6,051,835

$10,573,796

Rent expense is recognized on the straight-line method over the terms of each lease. Rent expense for the years ended December 31, 2016, 2015 and 2014, was approximately $880,000, $873,000 and $871,000, respectively.

In May 2016, the Company entered into a non-cancellable operating lease for office space in Cambridge, MA, expiring in May 2017. The lease provides for an option to renew for additional periods. The Company does not anticipate renewing the lease. A security deposit in the amount of $20,916 was paid by the Company. Rent expense for the year ended December 31, 2016 was approximately $76,000.

9. Capital Structure

Common Stock

As of December 31, 2016, the Company was authorized to issue 100,000,000 shares of common stock at $0.0001 par value per share.

Follow-on Offering

On July 27, 2016, the Company sold 14,000,000 shares of its common stock and warrants to purchase an additional 14,000,000 shares of its common stock in an underwritten Follow-on Offering for gross proceeds of $35.0 million. The Company received net proceeds of approximately $32.0 million after underwriting discounts, commissions and offering expenses payable by the Company.

The warrants have an exercise price of $3.00 per shares and expire five years from the date of issuance (the “CMPO Warrants”). The CMPO Warrants contain a fundamental transaction provision that obligates the Company to cash settle the CMPO Warrants under a limited set of conditions not entirely within the Company’s control. Due to this conditional obligation, the Company determined that the CMPO Warrants should be classified as a liability in the Company’s balance sheet. At issuance, the Company determined the fair value of the CMPO Warrants to be $18.6 million and reclassified this balance from equity to warrant liability. The fair value of the CMPO Warrants will be re-measured at each reporting period and changes in fair value will be recognized in the statement of operations (see Note 4, “Fair Value Measurements”). Additionally, the Company allocated approximately $1.6 million of issuance costs to the CMPO Warrants based on the proportion of the proceeds allocated to the fair value of CMPO Warrants. The allocated issuance costs were expensed as other expense in the Company’s statement of operations.

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

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of December 31, 2016, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Options to purchase common stock	4,691,746	4,313,755
Warrants to purchase common stock	27,214,775	13,503,107

	31,906,521	17,816,862

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

10. Stock Warrants

As of December 31, 2016 and 2015, the Company had warrants outstanding as shown in the table below.

	December 31,
	2016	2015
Note Warrants	3,315,878	3,315,878
Class A Warrants (1)	6,880,333	6,880,333
PIPE Warrants	2,364,066	2,364,066
CMPO Warrants	14,000,000	—
Representative’s Warrant	206,410	206,410
Placement Agent Warrants	189,126	189,126
Other warrants (2)	258,962	547,294

Warrants to purchase common stock	27,214,775	13,503,107
Weighted-average exercise price per share	$3.97	$5.02

(1)	On February 1, 2017, the Class A Warrants to purchase common stock expired in accordance with their terms. As none of the Class A Warrants were exercised prior to expiration, the Class A Warrants have been terminated and are no longer exercisable.
(2)	Other warrants are comprised of warrants issued prior to the Company’s IPO, generally in exchange for services rendered to the Company.

During 2016 and 2015, the Company did not issue any warrants to purchase shares of common stock for services rendered to the Company.

During 2014, the Company issued warrants to purchase 10,714 shares of common stock at a strike price of $5.25 per share for services rendered to the Company. The Company calculated the fair value of these warrants to be $26,354 which was recognized as a component of general and administrative expenses in 2014.

The following table summarizes information regarding the Company’s warrants outstanding and the corresponding exercise price at December 31, 2016:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
≤ $3.00	17,321,591	June 18, 2018 – September 1, 2021
$3.01 - $3.99	101,102	September 8, 2019 – April 28, 2020
$4.00 - $4.99	7,069,459	February 1, 2017 – June 11, 2020
$5.00 - $9.99	2,642,615	April 30, 2018 – June 27, 2021
≥ $10.00	80,008	April 17, 2017 – January 5, 2022

	27,214,775

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

2014 Omnibus Incentive Plan

In April 2014, the Company’s board of directors adopted the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s shareholders on July 3, 2014. The 2014 Plan allows for the granting of incentive and non-qualified stock options, restricted stock and stock unit awards, stock appreciation rights and other performance-based awards to the Company’s employees, members of the board of directors and consultants of the Company. On July 28, 2014, the effective date of the 2014 Plan, the number of shares of common stock reserved pursuant to the 2014 Plan was 571,429. The 2014 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2015 and continuing until the expiration of the 2014 Plan, equal to the lesser of (i) 4% of the outstanding shares of common stock on December 31 immediately preceding such date or (ii) a lesser amount determined by the Company’s board of directors. Consistent with the provision for an annual increase, an additional 1,907,307 shares of common stock have been reserved under the 2014 Plan. The Company recognizes compensation expense for share-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the year ended December 31, 2016, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	4,313,755	$4.87
Granted	955,600	3.25
Exercised	(21,356)	3.07
Expired	(115,686)	4.49
Forfeited	(440,567)	4.30

Options outstanding at December 31, 2016	4,691,746	$4.62	5.51	$—

Vested and exercisable at December 31, 2016	3,720,763	$4.78	4.89	$—

Of the option grants outstanding to purchase 4,691,746 shares of common stock, grants to purchase 667,870 shares of common stock were issued and are outstanding outside the Company’s incentive plans.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $3.25, $4.64 and $3.95, respectively. Total compensation expense recognized amounted to $2,231,883, $1,929,112 and $1,940,179 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, the total remaining unrecognized compensation cost related to unvested stock options was $2,067,370 which will be recognized over a weighted average period of approximately 2.23 years.

The following weighted average assumptions were used to compute the fair value of stock option grants:

	Year Ended December 31,
	2016	2015	2014
Risk free interest rate	1.22%	1.62%	1.95%
Expected dividend yield	—	—	—
Expected term (in years)	5.01	5.75	5.96
Expected volatility	79.5%	74.4%	76.3%

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

There are no outstanding Award Amounts as of December 31, 2016 or December 31, 2015 and the Company does not anticipate any further grants under the Retention Plan.

13. 401k Savings Plan

In 2010, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis

The Company did not make any contributions to the 401(k) Plan through December 31, 2014. During 2015, the Company established an employer matching program for participants in the 401(k) Plan. The Company incurred approximately $124,000 and $88,000 of expense for matching contributions to the 401(k) Plan during the years ended December 31, 2016 and 2015, respectively.

14. Income Taxes

The Company has available approximately $120,534,000 and $125,270,000 of unused operating loss carryforwards for federal and state tax purposes, respectively, that may be applied against future taxable income. The net operating loss carryforwards will expire through the year 2035 if not utilized prior to that date. No provision for a deferred tax asset has been made for the tax benefits of the net operating loss carryforwards as the entire amount is offset by a valuation allowance. The valuation allowance increased by approximately $12,846,000 and $9,937,000 during the years 2016 and 2015, respectively, and was approximately $52,943,000 and $40,089,000 at December 31, 2016 and 2015, respectively.

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

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. For the three years ended December 31, 2016, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not, as yet, conducted a study of research and development (R&D) credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

The principal components of the Company’s deferred tax assets/liabilities for 2016 and 2015 are as follows:

	December 31,
	2016	2015
Deferred tax assets/liabilities:
Net operating loss carryovers	$47,860,522	$36,414,890
Share-based compensation	2,168,126	1,922,680
R&D tax credits	1,783,716	1,469,756
Accrued compensation and severance	902,688	147,175
Depreciation	(386,758)	(496,327)
Deferred rent	392,715	404,885
Intangible assets	221,783	225,702

	52,942,793	40,088,761
Valuation allowance	(52,942,793)	(40,088,761)

Net deferred tax assets (liabilities)	$—	$—

A reconciliation of the statutory U.S. Federal rate to the company’s effective tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal income tax benefit at statutory rate	(34.00)%	(34.00)%	(34.00)%
State income tax, net of federal benefit	(5.49)	(5.49)	(5.70)
Permanent item—non-deductible interest	—	—	14.59
Other permanent items	(1.54)	1.99	1.83
Change in valuation allowance	42.12	39.70	24.89
R&D tax credits	(1.03)	(0.99)	(1.13)
Other	(0.06)	(1.21)	(0.48)

Effective income tax (benefit) expense rate	0%	0%	0%

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

Collaborative Research Agreements

Beginning in October 2009, we entered into a research agreement with Rockefeller where we provided funding for the research. The initial agreement focused on producing and testing monoclonal antibodies against proteins of Staphylococcus aureus. On October 24, 2011, we entered into a second research agreement with Rockefeller where we provide funding for the research, to identify lysins, enzymes or small molecules that will kill gram-negative bacteria, and identify and characterize lysins from Clostridia difficile to be engineered into gut commensal bacteria. On October 25, 2016, we entered into a third research agreement with Rockefeller, where we provide funding for the identification of novel lysin therapeutic candidates which target Gram-negative pathogens. The research collaboration will focus on Gram-negative pathogens such as Pseudomonas aeruginosa, Escherichia coli, and Klebsiella, including antibiotic-resistant strains.

Our current agreement runs through October 24, 2019. Either party may terminate the agreement upon breach of the agreement, following 30 days written notice and failure to cure such breach. Following the expiration or termination of the agreement, each party will have a non-exclusive license to use for internal research purposes all research results, including joint intellectual property. If Rockefeller or joint intellectual property develops from these programs, we will have the right-of-first refusal to negotiate to acquire a royalty-bearing license to utilize such intellectual property for commercial purposes.

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

16. Related-Party Transactions

The Company paid its non-employee directors fees for services as directors and consulting of approximately $431,000, $630,000 and $568,000 for the years ended December 31, 2016, 2015 and 2014, respectively, which were included in general and administrative expenses.

17. Subsequent Events

On February 1, 2017, the Class A Warrants to purchase common stock expired in accordance with their terms. As none of the Class A Warrants were exercised prior to expiration, the Class A Warrants have been terminated and are no longer exercisable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTRAFECT CORPORATION

By:	/s/ Steven C. Gilman, Ph.D.
Steven C. Gilman, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEVEN C. GILMAN, PH.D.	President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 15, 2017
Steven C. Gilman, Ph.D.

/S/ SOL J. BARER, PH.D.	Lead Independent Director	March 15, 2017
Sol J. Barer, Ph.D.

/S/ ISAAC BLECH	Director	March 15, 2017
Isaac Blech

/S/ DAVID N. LOW, JR.	Director	March 15, 2017
David N. Low, Jr.

/S/ MICHAEL J. OTTO, PH.D.	Director	March 15, 2017
Michael J. Otto, Ph.D.

/S/ ROGER J. POMERANTZ, M.D., F.A.C.P.	Vice Chairman of the Board	March 15, 2017
Roger J. Pomerantz, M.D., F.A.C.P.

/S/ LISA R. RICCIARDI	Director	March 15, 2017
Lisa R. Ricciardi

/S/ CARY W. SUCOFF	Director	March 15, 2017
Cary W. Sucoff

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of ContraFect Corporation, dated August 1, 2014, and Certificate of Amendment, dated May 9, 2016	8-K	001-36577	3.1	May 10, 2016

3.2	Amended and Restated Bylaws of ContraFect Corporation	8-K	001-36577	3.2	May 10, 2016

4.1	Form of Common Stock Certificate	S-1/A	333-195378	4.1	July 3, 2014

4.2	Class A Warrant Agreement, dated as of July 28, 2014, by and between the Company and American Stock Transfer & Trust Company, LLC	8-K	001-36577	4.5.1	October 29, 2015

4.3	Specimen Class A Warrant Certificate	8-K	001-36577	4.12	October 29, 2015

4.4	Representative’s Warrant, dated August 27, 2014	8-K	001-36577	4.14	October 29, 2015

4.5	Form of Noteholder Warrant	S-1/A	333-195378	4.7	July 3, 2014

4.6	Specimen Unit Certificate	S-1	333-195378	4.8	July 1, 2014

4.7	Form of Indenture	S-3	333-206786	4.1	September 4, 2015

4.8	Form of Investor Warrant	8-K	001-36577	4.1	June 12, 2015

4.9	Form of Placement Agent Warrant	8-K	001-36577	4.2	June 12, 2015

4.10	Form of Warrant Agreement by and between ContraFect Corporation and American Stock Transfer & Trust Company, LLC, dated July 27, 2016	8-K	001-36577	4.1	July 27, 2016

4.11	Form of Warrant Certificate	8-K	001-36577	4.2	July 27, 2016

10.1	License Agreement, between The Rockefeller University and ContraFect Corporation, dated July 12, 2011	S-1	333-195378	10.1	April 18, 2014

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.2	Lease Agreement, between Hudson View Building #3 LLC and ContraFect Corporation, dated December 1, 2010	S-1	333-195378	10.2	April 18, 2014

10.3	Lease Agreement, between Hudson View Building #3 LLC and ContraFect Corporation, dated January 1, 2012	S-1	333-195378	10.3	April 18, 2014

10.4#	Form of Indemnification Agreement	S-1/A	333-195378	10.4	July 1, 2014

10.5#	Employment Agreement by and between ContraFect Corporation and Julia P. Gregory dated April 29, 2014	S-1/A	333-195378	10.6	July 1, 2014

10.6#	Employment Agreement by and between ContraFect Corporation and Michael Wittekind, Ph.D. dated March 6, 2012	S-1	333-195378	10.7	April 18, 2014

10.7#	Employment Agreement by and between ContraFect Corporation and Daniel E. Couto, dated March 21, 2011	10-K	001-36577	10.7	March 15, 2016

10.8#	Separation and Consulting Agreement by and between ContraFect Corporation and Dr. Barry Kappel, dated April 15, 2015	10-K	001-36577	10.8	March 15, 2016

10.9#	ContraFect Corporation Retention Bonus Plan	S-1	333-195378	10.9	April 18, 2014

10.10#	ContraFect Corporation Retention Bonus Plan Award Agreement	S-1	333-195378	10.10	April 18, 2014

10.11#	ContraFect Corporation Amended and Restated 2008 Equity Incentive Plan	S-1	333-195378	10.11	April 18, 2014

10.12#	ContraFect Corporation Form of Stock Option Agreement	S-1	333-195378	10.12	April 18, 2014

10.13#	ContraFect Corporation 2008 Equity Incentive Plan	S-1	333-195378	10.13	April 18, 2014

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.14#	ContraFect Corporation 2014 Omnibus Incentive Plan	S-1/A	333-195378	10.14	July 1, 2014

10.15	License Agreement, between Trellis Bioscience LLC and ContraFect Corporation, dated January 29, 2014	S-1/A	333-195378	10.15	July 1, 2014

10.16	Amendment to the Trellis License Agreement, dated June 15, 2014	S-1/A	333-195378	10.16	July 1, 2014

10.17	Form of Securities Purchase Agreement between the Company and Benjamin Small, Birchview Fund, LLC, Broadfin Healthcare Master Fund, Ltd., Cormorant Global Healthcare Master Fund, LP, Jack W. Schuler, Matthew W. Strobeck, Oracle Institutional Partners, LP, Oracle Partners, LP, and Richard B. McCormick, dated June 11, 2015	8-K	001-36577	10.1	June 12, 2015

10.18	Form of Registration Rights Agreement among the Company, Benjamin Small, Birchview Fund, LLC, Broadfin Healthcare Master Fund, Ltd., Cormorant Global Healthcare Master Fund, LP, Jack W. Schuler, Matthew W. Strobeck, Oracle Institutional Partners, LP, Oracle Partners, LP, and Richard B. McCormick and Brookline Group LLC, dated June 11, 2015	8-K	001-36577	10.2	June 12, 2015

10.19#	First Amendment to the Employment Agreement by and between ContraFect Corporation and Julia P. Gregory, dated August 10, 2015	8-K	001-36577	10.1	August 13, 2015

10.20#	First Amendment to Employment Agreement by and between the Company and Michael Wittekind, PhD., dated November 12, 2015	10-Q	001-36577	10.2	November 12, 2015

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.21#	First Amendment to Employment Agreement by and between the Company and Daniel E. Couto, dated November 2, 2015	10-K	001-36577	10.21	March 15, 2016

10.22#	Separation Agreement and Release, dated March 25, 2016, between ContraFect Corporation and Julia P. Gregory	8-K	001-36577	10.1	March 25, 2016

10.23#	Letter Agreement, dated July 21, 2016, between ContraFect Corporation and Steven C. Gilman, Ph.D.	8-K	001-36577	10.1	July 21, 2016

10.24#	Consulting Agreement by and between the Company and Daniel E. Couto, dated May 1, 2016	10-Q	001-36577	10.1	August 9, 2016

10.25#	Separation and Consulting Agreement by and between ContraFect Corporation and Michael Wittekind, Ph.D., dated October 3, 2016	10-Q	001-36577	10.1	November 9, 2016

10.26#	Letter Agreement, dated March 13, 2017, between ContraFect Corporation and Steven C. Gilman, Ph.D.	8-K	001-36577	10.1	March 13, 2017

10.27#	Offer Letter, dated June 26, 2014, between ContraFect Corporation and Natalie Bogdanos, as amended by Amendment No. 1, dated November 2, 2015					*

10.28#	Offer Letter, dated August 24, 2015, between ContraFect Corporation and Cara Cassino, M.D.					*

10.29#	Amendment No. 1 to Offer Letter, dated March 15, 2017, between ContraFect Corporation and Cara Cassiono, M.D.					*

23.1	Consent of Ernst & Young LLP					*

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.