Form 10-Q
period 2017-03-31
CONTRAFECT Corp
filed 2017-05-08
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The number of shares of the registrant’s Common Stock outstanding as of May 2, 2017 was 41,656,006.

CONTRAFECT CORPORATION

CONTRAFECT CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONTRAFECT CORPORATION

Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$4,714,582	$3,806,984
Marketable securities	24,172,736	31,354,170
Prepaid expenses and other current assets	1,461,852	1,017,645

Total current assets	30,349,170	36,178,799
Property and equipment, net	1,235,593	1,281,152
Other assets	164,519	164,519

Total assets	$31,749,282	$37,624,470

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,017,887	$1,549,845
Accrued liabilities	1,409,042	2,868,352

Total current liabilities	4,426,929	4,418,197
Deferred rent	992,076	994,439
Warrant liabilities	12,778,781	12,698,980

Total liabilities	18,197,786	18,111,616

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 41,656,006 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	4,166	4,166
Additional paid-in capital	166,059,075	165,678,164
Accumulated other comprehensive loss	(45,771)	(51,666)
Accumulated deficit	(152,465,974)	(146,117,810)

Total stockholders’ equity	13,551,496	19,512,854

Total liabilities and stockholders’ equity	$31,749,282	$37,624,470

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31
	2017	2016
Operating expenses
Research and development	$4,201,698	$4,430,670
General and administrative	2,143,315	4,724,133

Total operating expenses	6,345,013	9,154,803

Loss from operations	(6,345,013)	(9,154,803)
Other income (expense):
Interest income	76,650	43,371
Change in fair value of warrant liabilities	(79,801)	188,270

Total other income (expense)	(3,151)	231,641

Net loss	$(6,348,164)	$(8,923,162)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.15)	$(0.32)

Basic and diluted weighted average shares outstanding	41,656,006	27,483,909

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended March 31
	2017	2016
Net loss	$(6,348,164)	$(8,923,162)
Other comprehensive gain:
Unrealized gain on available-for-sale securities	5,895	27,992

Comprehensive loss	$(6,342,269)	$(8,895,170)

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(6,348,164)	$(8,923,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	45,559	134,381
Stock-based compensation expense	380,911	1,080,806
Change in fair value of warrant liabilities	79,801	(188,270)
(Decrease) increase in deferred rent	(2,363)	15,141
Net amortization of premium paid on marketable securities	95,008	133,529
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current and non-current assets	(444,208)	67,187
Increase in accounts payable and accrued liabilities	8,734	1,161,894

Net cash used in operating activities	(6,184,722)	(6,518,494)
Cash flows from investing activities
Purchases of marketable securities	—	(1,994,030)
Proceeds from sales of marketable securities	7,092,320	6,210,000
Purchases of property and equipment	—	(31,611)

Net cash provided by investing activities	7,092,320	4,184,359
Cash flows from financing activities
Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	907,598	(2,334,135)
Cash and cash equivalents at beginning of period	3,806,984	9,972,781

Cash and cash equivalents at end of period	$4,714,582	$7,638,646

See accompanying notes.

CONTRAFECT CORPORATION

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

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

The Company has incurred losses from operations since inception as a research and development organization and has relied on its ability to fund its operations through public and private debt and equity financings. Management believes its cash, cash equivalents and marketable securities balances as of March 31, 2017 will be sufficient to fund operations into the second quarter of 2018 and expects operating losses and negative cash flows to continue at more significant levels in the future as it initiates additional clinical trials. Transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional public or private debt and equity financings, and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances that such financing will be available to the Company on satisfactory terms, or at all.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying financial information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2016 was derived from the Company’s audited consolidated financial statements. The Company’s audited consolidated financial statements as of and for the year ended December 31, 2016, including all related disclosures and the complete listing of significant accounting policies as described in Note 2 thereof, are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 15, 2017.

In the opinion of management, the unaudited financial information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The Company has a wholly-owned subsidiary, ContraFect International Limited, in Scotland that establishes legal status for interactions with the European Economic Area. This subsidiary is dormant or is otherwise non-operative. Any inter-company accounts have been eliminated in consolidation.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to accruals, fair value measurements, stock-based compensation, warrant valuation and income taxes. The Company’s actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes from the Company’s original estimates in any periods presented.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company holds these investments in highly rated financial institutions, and, by policy, limits the amounts of credit exposure to any one financial institution. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality.

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

The Company had no liabilities classified as Level 1 or Level 2. The carrying amounts reported in the accompanying financial statements for accounts payable and accrued expenses approximate their respective fair values due to their short-term maturities. The fair value of the warrant liabilities is discussed in Note 4, “Fair Value Measurements.”

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

Grants

The Company recognizes its grants when there is reasonable assurance that the Company has complied with the conditions of the grants and the amounts will be received based on the actual reimbursable costs incurred. The Company recognizes a grant receivable once the related costs have been incurred. As of and for the period ended March 31, 2017, the Company recognized a receivable and a reduction to its Research and development expense in the amount of $82,032. There were no similar grants recognized as of and for the period ended March 31, 2016. The Company has $2,081,550 of grants remaining to be awarded as of March 31, 2017, which are available through September 2021. Subsequent to March 31, 2017, the Company received an additional grant of $1,066,648.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued a new Accounting Standards Update, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, thus eliminating APIC pools. ASU 2016-09 also changed the threshold to qualify for equity classification from the minimum tax statutory withholding to the maximum tax statutory withholding in the applicable jurisdictions. In addition, companies are required to elect whether to account for forfeitures as they occur or to estimate the number of awards expected to be forfeited and adjust the estimate when it is likely to change, which is the method currently required. The new standard was effective for the annual reporting period beginning January 1, 2017. The Company adopted this guidance as of January 1, 2017. The Company has elected to recognize forfeitures of share-based payment awards as they occur. The prior year windfall benefits that were required to be recognized were not material. These changes were applied on a modified retrospective basis. There was no material impact and cumulative adjustment to accumulated deficit as of January 1, 2017 as a result of the adoption of this standard.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which amended the existing accounting standards for the statement of cash flows by providing guidance on eight classification issues related to the statement of cash flows. ASU 2016-15 will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. The Company does not anticipate a significant impact from the adoption of ASU 2016-15.

3. Marketable Securities

Marketable securities at March 31, 2017 and December 31, 2016 consisted of investments in short-term corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the three months ended March 31, 2017 or 2016.

The Company reviews marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations if the Company has experienced a credit loss, has the intent to sell the marketable security, or if it is more likely than not that the Company will be required to sell the marketable security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period.

Marketable securities at March 31, 2017 consist of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$24,218,507	$2,865	$(48,636)	$24,172,736

Marketable securities at December 31, 2016 consisted of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$31,405,836	$24	$(51,690)	$31,354,170

At March 31, 2017 and December 31, 2016, the Company held only current investments. Investments classified as current have maturities of less than one year, and investments classified as non-current are those that have maturities of greater than one year and management does not intend to liquidate within the next twelve months.

At March 31, 2017 and December 31, 2016, the Company held 24 and 29 debt securities, respectively, that individually and in total were in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2017 and December 31, 2016 was $23,013,694 and $29,343,892, respectively. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of March 31, 2017 and December 31, 2016.

4. Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	Fair Value Measurement as of March 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$4,006,150	$—	$—
Marketable securities	24,172,736	—	—
Warrant liabilities	—	—	12,778,781

Total	$28,178,886	$—	$12,778,781

	Fair Value Measurement as of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3,411,058	$—	$—
Marketable securities	31,354,170	—	—
Warrant liabilities	—	—	12,698,980

Total	$34,765,228	$—	$12,698,980

The Company issued a warrant to the representative of the underwriter of its initial public offering (the “Representative’s Warrant”). The Company determined that this warrant should be classified as a liability and considers it as a Level 3 financial instrument (see also Note 8, “Capital Structure”). The Representative’s Warrant will be re-measured at each subsequent reporting period and changes in fair value will be recognized in the consolidated statement of operations. The following assumptions were used in a Black- Scholes option-pricing model to determine the fair value of the warrant liability:

	As of	As of
	March 31, 2017	December 31, 2016
Expected volatility	79.2%	73.9%
Remaining contractual term (in years)	2.42	2.67
Risk-free interest rate	1.37%	1.47%
Expected dividend yield	—%	—%

The Company issued warrants to the purchasers of its Follow-on Offering (the “CMPO Warrants”), The Company determined that these warrants should be classified as a liability and considered as a Level 3 financial instrument (see also Note 8, “Capital Structure”). The CMPO Warrants will be re-measured at each subsequent reporting period and changes in fair value will be recognized in the consolidated statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	As of	As of
	March 31, 2017	December 31, 2016
Expected volatility	80.0%	79.9%
Remaining contractual term (in years)	4.33	4.58
Risk-free interest rate	1.79%	1.93%
Expected dividend yield	—%	—%

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016:

Warrant liabilities

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$12,698,980	$444,324
Increase (decrease) in fair value (1)	79,801	(188,270)

Balance at end of period	$12,778,781	$256,054

(1)	The change in fair values of the warrant liabilities is recorded in other expenses in the consolidated statement of operations.

The key inputs into the Black-Scholes option pricing model are the current per-share value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liabilities.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2017	December 31, 2016
Accrued compensation costs	$682,776	$1,597,414
Accrued research and development service fees	133,564	504,193
Accrued professional fees	358,491	299,912
Accrued facilities operation expenses	227,041	236,296
Accrued licensing fees	—	180,000
Other accrued liabilities	7,170	50,537

Total accrued liabilities	$1,409,042	$2,868,352

6. Note Warrants

The Company issued convertible notes from June 2013 through June 2014. In connection with the issuance of the convertible notes, purchasers of the convertible notes also received warrants (“Note Warrants”) which included an exercise price “cap” that was analogous to “down round protection”. This precluded the Company from classifying the warrants in equity. Upon the closing of the initial public offering and based on the terms of the Note Warrants, the Company determined the total number of shares of the Company’s common stock underlying the Note Warrants to be 3,321,416 at an exercise price of $3.00 per share. There were 3,315,878 shares of common stock underlying the outstanding Note Warrants as of March 31, 2017 and December 31, 2016. The Note Warrants expire between June 2018 and June 2019.

7. Net Loss Per Share of Common Stock

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding.

The following table sets forth the computation of basic and diluted net loss per share for common stockholders:

	Three Months Ended March 31,
	2017	2016
Net loss	$(6,348,164)	$(8,923,162)
Weighted average shares of common stock outstanding	41,656,006	27,483,909

Net loss per share of common stock—basic and diluted	$(0.15)	$(0.32)

The following potentially dilutive securities outstanding at March 31, 2017 and 2016 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive given the Company’s net loss:

	March 31,
	2017	2016
Options to purchase common stock	5,907,782	4,711,508
Warrants to purchase common stock	20,334,442	13,503,107

Total	26,242,224	18,214,615

8. Capital Structure

Common Stock

As of March 31, 2017, the Company was authorized to issue 100,000,000 shares of common stock at $0.0001 par value per share.

Follow-on Offering

On July 27, 2016, the Company sold 14,000,000 shares of its common stock and warrants to purchase an additional 14,000,000 shares of its common stock in an underwritten Follow-on Offering for gross proceeds of $35.0 million. The Company received net proceeds of approximately $32.0 million after underwriting discounts, commissions and offering expenses payable by the Company.

The warrants have an exercise price of $3.00 per share and expire five years from the date of issuance (the “CMPO Warrants”). The CMPO Warrants contain a fundamental transaction provision that obligates the Company to cash settle the CMPO Warrants under a limited set of conditions not entirely within the Company’s control. Due to this conditional obligation, the Company determined that the CMPO Warrants should be classified as a liability in the Company’s consolidated balance sheet. At issuance, the Company determined the fair value of the CMPO Warrants to be $18.6 million and reclassified this balance from stockholders’ equity to warrant liability. The fair value of the CMPO Warrants is re-measured at each reporting period and changes in fair value is recognized in the consolidated statement of operations (see Note 4, “Fair Value Measurements”). Additionally, the Company allocated approximately $1.6 million of issuance costs to the CMPO Warrants based on the proportion of the proceeds allocated to the fair value of CMPO Warrants. The allocated issuance costs were expensed as other expense in the Company’s consolidated statement of operations.

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

The placement agents in the PIPE received warrants to purchase a total of 189,126 shares of common stock at an exercise price of $4.65 per share which expire on June 11, 2020 (the “Placement Agent Warrants”). The PIPE Warrants and Placement Agent Warrants have been classified as stockholders’ equity in the Company’s consolidated balance sheet.

Initial Public Offering

In August 2014, the Company completed an initial public offering (“IPO”), raising net proceeds of $35.0 million after underwriting discounts, commissions and offering expenses payable by us, through the issuance and sale of our units, which consisted of one share of common stock, one Class A Warrant to purchase one share of common stock at an exercise price of $4.80 per share and one Class B Warrant to purchase one-half share of common stock at an exercise price of $4.00 per full share (“Units”). As of November 2, 2015, the date of expiration of the Class B Warrants, holders of the Class B Warrants had exercised 4,812,328 Class B Warrants, resulting in the issuance of 2,406,164 shares of the Company’s common stock and the receipt by the Company of approximately $9.6 million in gross proceeds. The Class A Warrants expired on February 1, 2017. As none of the Class A Warrants were exercised prior to expiration, the Class A Warrants have terminated and are no longer exercisable.

Representative’s Warrant

The Maxim Group, LLC, the representative of the underwriter in the IPO, received the Representative’s Warrant to purchase 3% of the total number of shares of common stock sold in the IPO, including those shares sold upon the exercise of the over-allotment option, for a total of 206,410 shares of common stock underlying the Representative’s Warrant. The Representative’s Warrant is exercisable at an exercise price of $7.50 per share beginning 180 days after the effective date of the Company’s registration statement (January 24, 2015) and expiring on July 28, 2019. The Company classified the Representative’s Warrant as a liability since it did not meet the requirements to be included in equity. The fair value of the Representative’s warrant is re-measured at each reporting period and changes in fair value are recognized in the consolidated statement of operations (see Note 4, “Fair Value Measurements”).

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

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of March 31, 2017, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Options to purchase common stock	5,907,782	4,691,746
Warrants to purchase common stock	20,334,442	27,214,775

	26,242,224	31,906,521

9. Stock Warrants

As of March 31, 2017 and December 31, 2016, the Company had warrants outstanding as shown in the table below.

	March 31, 2017	December 31, 2016
Note Warrants	3,315,878	3,315,878
Class A Warrants (1)	—	6,880,333
PIPE Warrants	2,364,066	2,364,066
CMPO Warrants	14,000,000	14,000,000
Representative’s Warrant	206,410	206,410
Placement Agent Warrants	189,126	189,126
Other warrants (2)	258,962	258,962

Warrants to purchase common stock	20,334,442	27,214,775

Weighted-average exercise price per share	$3.43	$3.97

(1)	On February 1, 2017, the Class A Warrants to purchase common stock expired in accordance with their terms. As none of the Class A Warrants were exercised prior to expiration, the Class A Warrants have been terminated and are no longer exercisable.
(2)	Other warrants are comprised of warrants issued prior to the Company’s IPO, generally in exchange for services rendered to the Company.

The following table summarizes information regarding the Company’s warrants outstanding at March 31, 2017:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
< $3.00	17,321,591	June 18, 2018 – September 1, 2021
$3.01-$3.99	101,102	September 8, 2019 – April 28, 2020
$4.01-$4.99	189,126	June 11, 2020
$5.00 - $9.99	2,642,615	April 30, 2018 – June 27, 2021
> $10.00	80,008	April 17, 2017 – January 5, 2022

	20,334,442

10. Stock Option and Incentive Plans

Amended and Restated 2008 Equity Incentive Plan

In July 2008, the Company adopted the 2008 Equity Incentive Plan (the “Plan”). The Plan allows for the granting of non- qualified stock options, restricted stock, stock appreciation rights and other performance awards to the Company’s employees, members of the board of directors and consultants of the Company. On February 26, 2013, the board of directors approved an amended and restated plan (the “Amended Plan”) to increase the number of shares of common stock available under the Plan to 1,571,428 and, for new awards, to reduce the period that vested awards would remain exercisable upon termination of service from ten years to two years. Since the closing of the Company’s IPO, no further grants are made under the Amended Plan.

2014 Omnibus Incentive Plan

In April 2014, the Company’s board of directors adopted the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s stockholders on July 3, 2014. The 2014 Plan allows for the granting of incentive and non-qualified stock options, restricted stock and stock unit awards, stock appreciation rights and other performance-based awards to the Company’s employees, members of the board of directors and consultants of the Company. On July 28, 2014, the effective date of the 2014 Plan, the number of shares of common stock reserved pursuant to the 2014 Plan was 571,429. The 2014 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ended December 31, 2015 and continuing until the expiration of the 2014 Plan, equal to the lesser of (i) 4% of the outstanding shares of common stock on December 31 immediately preceding such date or (ii) an amount determined by the Company’s board of directors. Consistent with the provision for an annual increase, an additional 1,907,307 shares of common stock have been reserved under the 2014 Plan.

The Company recognized compensation expense for share-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the three months ended March 31, 2017, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	4,691,746	$4.62
Granted	1,250,000	1.75
Expired	(33,964)	4.11

Options outstanding at March 31, 2017	5,907,782	4.00	6.27	$—

Vested and exercisable at March 31, 2017	3,813,157	4.69	4.83	$—

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the three months ended March 31, 2017 and 2016 was $1.75 and $3.39, respectively. Total compensation expense recognized amounted to $380,911 and $1,080,806, for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the total remaining unrecognized compensation cost related to unvested stock options was $2,941,432 which will be recognized over a weighted average period of approximately 2.92 years.

The following assumptions were used to compute the fair value of stock option grants:

	Three Months Ended March 31,
	2017	2016
Risk free interest rate	2.11%	1.21%
Expected dividend yield	—	—
Expected term (in years)	6.06	4.87
Expected volatility	78.7%	79.7%

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

12. Subsequent Events

On May 2, 2017 the Company amended its Certificate of Incorporation to increase the number of authorized shares of its common stock from 100,000,000 to 200,000,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition in conjunction with the information set forth in our financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission (“SEC”) on March 15, 2017.

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

In August 2014, we completed our initial public offering (“IPO”), raising net proceeds of $35.0 million after underwriting discounts, commissions and offering expenses payable by us, through the issuance and sale of our units, which consisted of one share of common stock, one Class A Warrant to purchase one share of common stock at an exercise price of $4.80 per share and one Class B Warrant to purchase one-half share of common stock at an exercise price of $4.00 per full share (“Units”). As of November 2, 2015, the date of expiration of the Class B Warrants, holders of the Class B Warrants had exercised 4,812,328 Class B Warrants, resulting in the issuance of 2,406,164 shares of the Company’s common stock and the receipt by the Company of approximately $9.6 million in gross proceeds. The Class A Warrants expired on February 1, 2017. As none of the Class A Warrants were exercised prior to expiration, the Class A Warrants have terminated and are no longer exercisable.

In June 2015, we completed a private placement of securities to institutional investors whereby the investors received an aggregate of 4,728,128 shares of our common stock and warrants to purchase an additional 2,364,066 shares of common stock at an exercise price of $8.00 per share, generating net proceeds of $18.3 million, net of expenses.

In July 2016, we sold 14,000,000 shares of our common stock and warrants to purchase an additional 14,000,000 shares of our common stock at an exercise price of $3.00 per share in an underwritten follow-on offering, generating net proceeds of approximately $32.0 million after underwriting discounts, commissions and offering expenses payable by us.

We have never been profitable and our net losses were $6.3 million for the three months ended March 31, 2017 and $28.5 million for the year ended December 31, 2016. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Additionally, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

CF-301: lead lysin program

CF-301 is a parenteral, potent, bactericidal lysin targeting Staph aureus bacteria, making it a highly specific therapeutic candidate for the treatment of patients with Staph aureus bacteremia. We recently concluded a Phase 1 single ascending dose study in healthy volunteers. This trial was a randomized, double-blind, placebo-controlled, dose-escalation trial designed to evaluate the safety, tolerability and PK of four different intravenous doses of CF-301 alone. Subjects were randomized to receive a single IV dose of CF-301 or placebo, each administered as a two hour infusion. CF-301 was generally well tolerated and there were no clinical adverse safety signals in the study. We intend to initiate a Phase 2 trial in patients by mid-2017 for the treatment of Staph aureus bacteremia, including endocarditis, caused by methicillin-resistant (“MRSA”) or methicillin-susceptible (“MSSA”) Staph aureus. We have worldwide development and commercial rights to CF-301 and expect to fund the future development and commercialization costs related to this program.

Other programs

Our lead antibody-based program is CF-404, which is a potent combination of three mAbs targeting the conserved regions of the influenza virus. CF-404 cross-reacts with all human seasonal strains of influenza, making it a highly specific therapeutic candidate for the treatment of patients with life threatening varieties of influenza. We have worldwide development and commercial rights to CF-404 and expect to fund the future development and commercialization costs related to this program.

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

To date, a large portion of our research and development work has related to the establishment of both our lysin and antibody platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and Phase 1 clinical testing of CF-301, the first lysin to enter clinical trials in the U.S. We currently expect to focus the majority of our resources on the CF-301 program. In the future, we intend to further leverage our employee and infrastructure resources across multiple development programs as well as research projects. In the three months ended March 31, 2017 and 2016, we recorded approximately $4.2 million and $4.4 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories, by project, including CF-301 and CF-404, as shown below.

The following table summarizes our research and development expenses by category for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Product development	$1,651,294	$1,714,279
Personnel related	899,139	1,049,636
Professional fees	715,285	575,144
Laboratory costs	264,547	317,634
External research and licensing costs	559,508	607,685
Share-based compensation	111,925	166,292

Total research and development expense	$4,201,698	$4,430,670

The following table summarizes our research and development expenses by program for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
CF-301	$1,604,743	$933,368
CF-404	686,368	1,523,117
Other research and development	899,523	758,257
Personnel related and share-based compensation	1,011,064	1,215,928

Total research and development expense	$4,201,698	$4,430,670

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including non-cash share- based compensation expense, in our executive, finance, legal, human resource and business development functions. Other general and administrative expenses include facility costs, insurance expenses and professional fees for legal, consulting and accounting services.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on our limited historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We adopted the new Accounting Standards Update, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, thus eliminating APIC pools. ASU 2016-09 also changed the threshold to qualify for equity classification from the minimum tax statutory withholding to the maximum tax statutory withholding in the applicable jurisdictions. In addition, companies are required to elect whether to account for forfeitures as they occur or to estimate the number of awards expected to be forfeited and adjust the estimate when it is likely to change, which is the method currently required. The new standard was effective for the annual reporting period beginning January 1, 2017. The Company adopted this guidance as of January 1, 2017. The Company has elected to recognize forfeitures of share-based payment awards as they occur. The prior year windfall benefits that were required to be recognized were not material. These changes were applied on a modified retrospective basis. There was no material impact and cumulative adjustment to accumulated deficit as of January 1, 2017 as a result of the adoption of this standard.

Other than the adoption of the new guidance discussed above, there have been no material changes to our critical accounting policies from the information provided in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed by us with the SEC on March 15, 2017.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated.

	Three Months Ended March 31,
	2017	2016	Dollar Change
Operating expenses:
Research and development	$4,201,698	$4,430,670	$(228,972)
General and administrative	$2,143,315	$4,724,133	$(2,580,818)
Other income (expense)	$(3,151)	$231,641	$(234,792)

Comparison of three months ended March 31, 2017 and 2016

Research and Development Expenses

Research and development expense was $4.2 million for the three months ended March 31, 2017, compared with $4.4 million for the three months ended March 31, 2016, a decrease of $0.2 million. This decrease was primarily attributable to a decrease in spending specific to CF-404 since the cGMP manufacturing was substantially completed in 2016. The overall decrease was partially offset by an increase in spending for the start-up costs of the Phase II clinical trials of CF-301.

General and Administrative Expenses

General and administrative expense was $2.1 million for the three months ended March 31, 2017, compared with $4.7 million for the three months ended March 31, 2016, a decrease of $2.6 million. The costs incurred during the three-months ended March 31, 2016 were higher primarily due to severance costs recognized in the amount of $2.0 million. There were no similar costs incurred in 2017. In addition, stock compensation expense was lower in 2017 by $0.6 million based on a lower fair value of stock options on the date of issuance.

Other income (expense), net

Other expense was less than $0.1 million for the three months ended March 31, 2017, compared with other income of $0.2 million for the three months ended March 31, 2016, a decrease in income of $0.2 million. The decrease in income relates to the non-cash expense resulting from the change in fair value of our warrant liabilities.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through proceeds from sales of common stock and warrants, convertible preferred stock and convertible debt. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

Since the date of our initial public offering through March 31, 2017, we have received gross proceeds of $76.3 million from the sale of registered securities, $9.6 million from the exercise of the Class B Warrants issued in our IPO and $20.0 million from the sale of securities in a private placement.

As of March 31, 2017, we had approximately $28.9 million in cash and cash equivalents and marketable securities. We primarily invest our cash and cash equivalents in commercial money market accounts and our marketable securities in highly rated corporate debt securities.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$(6,184,722)	$(6,518,494)
Investing activities	$7,092,320	$4,184,359
Financing activities	$—	$—

Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities for the three months ended March 31, 2017 decreased by $0.3 million as compared to the same period in 2016, due to cessation of severance payments of prior employees.

Investing Activities

Net cash provided by investing activities in both the three months ended March 31, 2017 and 2016 resulted primarily from proceeds received from the maturities of marketable securities.

Financing Activities

There were no financing activities for the three months ended March 31, 2017 or 2016.

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

We incur significant increased costs as a public company that we did not incur prior to our IPO, including, but not limited to, increased personnel costs, increased directors fees, increased directors and officers insurance premiums, audit and legal fees, investor relations and external communications fees, expenses for compliance with the Sarbanes-Oxley Act and rules implemented by the SEC and NASDAQ and various other costs and expenses.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Contractual Obligations and Commitments” in our Annual Report on Form 10-K filed with the SEC on March 15, 2017.

Effects of Inflation

We do not believe that inflation or changing prices had a significant impact on our results of operations for any periods presented herein.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we are currently not party to, any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2017, we had cash, cash equivalents and marketable securities of $28.9 million. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the fair value of our cash equivalents or marketable securities. If a 10% change in interest rates were to have immediately occurred on March 31, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

While we believe our cash, cash equivalents and marketable securities do not contain excessive credit or liquidity risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our co-principal executive officers and our co-principal financial officers, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our co-principal executive officers and co-principal financial officers concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our co-principal executive officers and our co-principal financial officers, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our co-principal executive officers and co-principal financial officers concluded that there were no such changes during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2017. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and common stock price. Other factors may exist that we do not consider significant based on information that is currently available. In addition, new risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect us. Past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

Since inception, we have incurred significant operating losses. Our net loss was $6.3 million for the three months ended March 31, 2017 and $28.5 million for the year ended December 31, 2016. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

We currently operate with limited resources. We believe that our cash, cash equivalents and marketable securities balance of $28.9 million as of March 31, 2017 will be sufficient to fund our projected operations into the second quarter of 2018. Depending on the level of cash used in or generated from operations, additional capital may be required to sustain operations. We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. Meaningful revenues will likely not be available until and unless any future product candidates are approved by the FDA or comparable regulatory agencies in other countries and successfully marketed, either by us or a partner, an outcome which may not occur. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. If we are unable to continue as a going concern, you could lose all or part of your investment in our Company.

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

We employ the services of Fujifilm Diosynth Biotechnologies UK LTD (“Fujifilm UK”) to supply the active pharmaceutical ingredient for CF-301 and Fujifilm Diosynth Biotechnologies U.S.A., Inc., to supply the active pharmaceutical ingredient for CF-404. We have not yet manufactured supplies for late phase human clinical trials, scaled up the process for manufacture of such supplies, validated the processes, or contractually secured our commercial supplies.

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

If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration requirements and continued compliance with cGMPs and GCPs for any clinical trials that we conduct post- approval.

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

The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Assuming the other requirements for patentability are met, historically, in the United States, the first to make the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. The United States currently uses a first inventor-to-file system in which, assuming the other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Moreover, we may be subject to a third party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, litigation, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

In addition to seeking patents for some of our technology and products, we also rely on trade secrets, including unpatented know- how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. However, we cannot guarantee that we have executed these agreements with each party that may have or have had access to our trade secrets, nor can we guarantee that such agreements will always be adequately drafted so as to be enforceable. If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

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

Our future trademark applications may not be allowed for registration, and our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections from the Patent and Trademark Office or other applicable foreign intellectual property offices. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections, or have to expend additional resources to secure registrations, such as commencing cancellation proceedings against third-party trademark registrations to remove them as obstacles to our trademark applications. In addition, in the U.S. Patent and Trademark Office and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

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

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. We have approximately 41.7 million shares of common stock outstanding. As of May 2, 2017, approximately 39.5 million shares of our outstanding common stock are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 2.4 million shares of common stock (“PIPE Warrants”) and warrants to purchase approximately 14.0 million shares of our common stock (“CMPO Warrants”, and together with the PIPE Warrants, the “Warrants”) outstanding as of May 2, 2017. All shares of common stock underlying the Warrants will be freely tradable upon exercise unless held by our affiliates.

We have registered 3,358,270 shares of our common stock as of March 31, 2017 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

Our executive officers and directors hold a significant concentration of our common stock, which could limit the ability of our other stockholders to influence the direction of our Company.

As calculated by the SEC rules of beneficial ownership, the current executive officers and directors of our Company own 9.5% of our outstanding common stock as of May 2, 2017. Accordingly, they collectively have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets and (iii) amendments to our certificate of incorporation or bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. These individuals also have significant control over our business as officers and directors of our Company. There is a risk that they may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

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

The rules and regulations applicable to public companies have substantially increased our legal and financial compliance costs and to made some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation dated August 1, 2014, Certificate of Amendment, dated May 9, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 10, 2016), and Certificate of Amendment dated May 2, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 3, 2017)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 10, 2016)

4.1	Form of Indenture (incorporated by reference to Exhibit 4.2 of the Company’s Form S-3 (File No. 333-211748) filed with the SEC on June 1, 2016)

4.2	Form of Warrant Agreement, by and between the Company and American Stock Transfer & Trust Company, LLC, dated July 27, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on July 27, 2016)

4.3	Form of Warrant Certificate (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001- 36577) filed with the SEC on July 27, 2016)

10.1	Letter Agreement, dated March 10, 2017, between the Company and Dr. Steven C. Gilman, Ph.D. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on March 13, 2017)

31.1	Certification of Co-Principal Executive Officer and Co-Principal Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Principal Executive Officer and Co-Principal Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Co-Principal Executive Officer and Co-Principal Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2012

32.1	Certification of Co-Principal Executive Officer and Co-Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Co-Principal Executive Officer and Co-Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Co-Principal Executive Officer and Co-Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContraFect Corporation

Date: May 8, 2017	By:	/s/ Natalie Bogdanos

Natalie Bogdanos
Corporate Secretary and Member of the Interim Office of the Chief Executive Officer
(co-principal executive officer and co-principal financial officer)

Date: May 8, 2017	By:	/s/ Cara Cassino, M.D.

Cara Cassino
Chief Medical Officer, Executive Vice President of Research and Development and Member of the Interim Office of the Chief Executive Officer
(co-principal executive officer and co-principal financial officer)

Date: May 8, 2017	By:	/s/ Josh Muntner

Josh Muntner
Senior Vice President, Business Development and Member of the Interim Office of the Chief Executive Officer
(co-principal executive officer and co-principal financial officer)