Form 10-Q
period 2017-06-30
CONTRAFECT Corp
filed 2017-08-09
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the registrant’s Common Stock outstanding as of August 8, 2017 was 73,656,006.

CONTRAFECT CORPORATION

CONTRAFECT CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONTRAFECT CORPORATION

Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$4,879,136	$3,806,984
Marketable securities	16,829,854	31,354,170
Prepaid expenses and other current assets	2,229,897	1,017,645

Total current assets	23,938,887	36,178,799
Property and equipment, net	1,190,053	1,281,152
Other assets	164,519	164,519

Total assets	$25,293,459	$37,624,470

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,961,368	$1,549,845
Accrued liabilities	1,669,543	2,868,352

Total current liabilities	3,630,911	4,418,197
Deferred rent	992,660	994,439
Warrant liabilities	9,581,916	12,698,980

Total liabilities	14,205,487	18,111,616

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value, 200,000,000 shares and 100,000,000 shares authorized at June 30, 2017 and December 31, 2016, respectively; 41,656,006 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	4,166	4,166
Additional paid-in capital	166,405,967	165,678,164
Accumulated other comprehensive loss	(19,299)	(51,666)
Accumulated deficit	(155,302,862)	(146,117,810)

Total stockholders’ equity	11,087,972	19,512,854

Total liabilities and stockholders’ equity	$25,293,459	$37,624,470

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses
Research and development	$3,757,168	$7,271,699	$7,958,867	$11,702,369
General and administrative	2,321,953	2,506,097	4,465,268	7,230,230

Total operating expenses	6,079,121	9,777,796	12,424,135	18,932,599

Loss from operations	(6,079,121)	(9,777,796)	(12,424,135)	(18,932,599)
Other income:
Interest income	45,369	28,379	122,019	71,750
Change in fair value of warrant liabilities	3,196,865	70,395	3,117,064	258,665

Total other income	3,242,234	98,774	3,239,083	330,415

Net loss	$(2,836,887)	$(9,679,022)	$(9,185,052)	$(18,602,184)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.07)	$(0.35)	$(0.22)	$(0.68)

Basic and diluted weighted average shares outstanding	41,656,006	27,497,424	41,656,006	27,490,667

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(2,836,887)	$(9,679,022)	$(9,185,052)	$(18,602,184)
Other comprehensive gain:
Unrealized gain on available-for-sale securities	26,472	5,313	32,367	33,305

Comprehensive loss	$(2,810,415)	$(9,673,709)	$(9,152,685)	$(18,568,879)

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(9,185,052)	$(18,602,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	91,099	268,853
Stock-based compensation expense	727,803	1,555,750
Issuance of common stock in exchange for services	—	93,930
Change in fair value of warrant liabilities	(3,117,064)	(258,665)
(Decrease) increase in deferred rent	(1,779)	22,320
Net amortization of premium paid on marketable securities	319,313	267,560
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current and non-current assets	(1,212,252)	(308,738)
(Decrease) increase in accounts payable and accrued liabilities	(787,286)	3,489,881

Net cash used in operating activities	(13,165,218)	(13,471,293)
Cash flows from investing activities
Purchases of marketable securities	(1,953,630)	(1,994,030)
Proceeds from maturities of marketable securities	16,191,000	16,208,830
Purchases of property and equipment	—	(140,192)

Net cash provided by investing activities	14,237,370	14,074,608
Cash flows from financing activities
Proceeds from exercise of warrants	—	16,000

Net cash provided by investing activities	—	16,000

Net increase (decrease) in cash and cash equivalents	1,072,152	619,315
Cash and cash equivalents at beginning of period	3,806,984	9,972,781

Cash and cash equivalents at end of period	$4,879,136	$10,592,096

See accompanying notes.

CONTRAFECT CORPORATION

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

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

The Company has incurred losses from operations since inception as a research and development organization and has relied on its ability to fund its operations through public and private debt and equity financings. Management believes its cash, cash equivalents and marketable securities balances as of June 30, 2017, together with the net proceeds from the offering completed on July 25, 2017, will be sufficient to fund operations into the second quarter of 2019 and expects operating losses and negative cash flows to continue at more significant levels in the future as it initiates additional clinical trials. Transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional public or private debt and equity financings, and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances that such financing will be available to the Company on satisfactory terms, or at all.

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

On July 25, 2017, the Company completed an underwritten public offering of 32,000,000 shares of its common stock and warrants to purchase an additional 16,000,000 shares of its common stock at an exercise price of $1.55 per share. The public offering price was $1.25 per share of common stock and accompanying warrant, resulting in net proceeds to the Company of approximately $36.9 million after underwriting discounts and commissions and offering expenses payable by the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying financial information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The balance sheet as of December 31, 2016 was derived from the Company’s audited financial statements. The Company’s audited financial statements as of and for the year ended December 31, 2016, including all related disclosures and the complete listing of significant accounting policies as described in Note 2 thereof, are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 15, 2017.

In the opinion of management, the unaudited financial information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts payable, accrued liabilities and warrant liabilities. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The fair value of the Company’s warrant liabilities is based upon unobservable inputs, as described further below.

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

Grants

The Company recognizes a receivable and the related reduction in its research and development expenses when the actual reimbursable costs have been incurred and there is reasonable assurance that the Company has complied with the conditions of the grants and the amounts will be received. For the three and six months June 30, 2017, the Company recognized a reduction to its research and development expense in the amount of $474,263 and $556,294, respectively. There were no similar grants recognized for the three and six month periods ended June 30, 2016. The receivable for grants as of June 30, 2017 for costs incurred through June 30, 2017 was $341,959. The Company has $2,673,935 of approved grant award funding remaining as of June 30, 2017.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources, and currently consists of net loss and changes in unrealized gains and losses on available-for-sale securities.

Recent Accounting Pronouncements

In January 2016, the FASB issued a new Accounting Standards Update, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for certain changes. The Company is currently evaluating the potential effects the new standard will have on the Company’s financial statements and related disclosures.

In February 2016, the FASB issued a new Accounting Standards Update, Leases (“ASU 2016-02”). ASU 2016-02 is aimed at making leasing activities more transparent and comparable and requires most leases be recognized by lessees on the balance sheets as a right-of-use asset and corresponding lease liability, regardless of whether they are classified as finance or operating leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact of the new pronouncement on the Company’s financial statements and related disclosures.

In March 2016, the FASB issued a new Accounting Standards Update, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, thus eliminating additional paid-in-capital pools. ASU 2016-09 also changed the threshold to qualify for equity classification from the minimum tax statutory withholding to the maximum tax statutory withholding in the applicable jurisdictions. In addition, companies are required to elect whether to account for forfeitures as they occur or to estimate the number of awards expected to be forfeited and adjust the estimate when it is likely to change, which is the method currently required. The new standard was effective for the annual reporting period beginning January 1, 2017. The Company adopted this guidance as of January 1, 2017. The Company has elected to recognize forfeitures of share-based payment awards as they occur. The prior year windfall benefits that were required to be recognized were not material. These changes were applied on a modified retrospective basis. There was no material impact and cumulative adjustment to accumulated deficit as of January 1, 2017 as a result of the adoption of this standard.

In June 2016, the FASB issued a new Accounting Standards Update, Financial Instruments-Credit Losses (“ASU 2016-13”). ASU 2016-13 amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities be recorded through an allowance for such losses rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The new standard is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the impact that this new standard will have on its financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amended the existing accounting standards for the statement of cash flows by providing guidance on eight classification issues related to the statement of cash flows. ASU 2016-15 will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. The Company does not anticipate a significant impact from the adoption of ASU 2016-15.

3. Marketable Securities

Marketable securities at June 30, 2017 and December 31, 2016 consisted of investments in short-term corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the six months ended June 30, 2017 or 2016.

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

Marketable securities at June 30, 2017 consist of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$16,849,153	$—	$(19,299)	$16,829,854

Marketable securities at December 31, 2016 consisted of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$31,405,836	$24	$(51,690)	$31,354,170

At June 30, 2017 and December 31, 2016, the Company held only current investments. Investments classified as current have maturities of less than one year, and investments classified as non-current are those that have maturities of greater than one year and management does not intend to liquidate within the next twelve months.

At June 30, 2017 and December 31, 2016, the Company held 19 and 29 debt securities, respectively, that individually and in total were in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2017 and December 31, 2016 was $16,829,854 and $29,343,892, respectively. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of June 30, 2017 and December 31, 2016.

4. Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	Fair Value Measurements at June 30, 2017
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$4,635,099	$—	$—
Marketable securities	16,829,854	—	—
Warrant liabilities	—	—	9,581,916

Total	$21,464,953	$—	$9,581,916

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3,411,058	$—	$—
Marketable securities	31,354,170	—	—
Warrant liabilities	—	—	12,698,980

Total	$34,765,228	$—	$12,698,980

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

	As of	As of
	June 30, 2017	December 31, 2016
Expected volatility	91.4%	73.9%
Remaining contractual term (in years)	2.17	2.67
Risk-free interest rate	1.38%	1.47%
Expected dividend yield	—%	—%

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

	As of	As of
	June 30, 2017	December 31, 2016
Expected volatility	84.1%	79.9%
Remaining contractual term (in years)	4.08	4.58
Risk-free interest rate	1.72%	1.93%
Expected dividend yield	—%	—%

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017 and 2016:

Warrant liabilities

	Three Months Ended June 30		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$12,778,781	$256,054	$12,698,980	$444,324
Increase (decrease) in fair value	(3,196,865)	(70,395)	(3,117,064)	(258,665)

Balance at end of period	$9,581,916	$185,659	$9,581,916	$185,659

The key inputs into the Black-Scholes option pricing model are the current per-share value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liabilities.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2017	December 31, 2016
Accrued compensation costs	$1,051,603	$1,597,414
Accrued research and development service fees	254,911	504,193
Accrued professional fees	193,847	299,912
Accrued facilities operation expenses	160,369	236,296
Accrued licensing fees	—	180,000
Other accrued liabilities	8,813	50,537

Total accrued liabilities	$1,669,543	$2,868,352

6. Note Warrants

The Company issued convertible notes from June 2013 through June 2014. In connection with the issuance of the convertible notes, purchasers of the convertible notes also received warrants (“Note Warrants”) which included an exercise price “cap” that was analogous to “down round protection”. This precluded the Company from classifying the warrants in equity. Upon the closing of the initial public offering and based on the terms of the Note Warrants, the Company determined the total number of shares of the Company’s common stock underlying the Note Warrants to be 3,321,416 at an exercise price of $3.00 per share. There were 3,315,878 shares of common stock underlying the outstanding Note Warrants as of June 30, 2017 and December 31, 2016. The Note Warrants expire between June 2018 and June 2019.

7. Net Loss Per Share of Common Stock

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding.

The following table sets forth the computation of basic and diluted net loss per share for common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(2,836,887)	$(9,679,022)	$(9,185,052)	$(18,602,184)
Weighted average shares of common stock outstanding	41,656,006	27,497,424	41,656,006	27,490,667

Net loss per share of common stock—basic and diluted	$(0.07)	$(0.35)	$(0.22)	$(0.68)

The following potentially dilutive securities outstanding at June 30, 2017 and 2016 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive given the Company’s net loss:

	June 30,
	2017	2016
Options to purchase common stock	6,036,984	4,689,120
Warrants to purchase common stock	20,272,873	13,480,250

Total	26,309,857	18,169,370

8. Capital Structure Common Stock

As of June 30, 2017, the Company was authorized to issue 200,000,000 shares of common stock at $0.0001 par value per share.

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

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of June 30, 2017, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Options to purchase common stock	6,036,984	4,691,746
Warrants to purchase common stock	20,272,873	27,214,775

	26,309,857	31,906,521

9. Stock Warrants

As of June 30, 2017, and December 31, 2016, the Company had warrants outstanding as shown in the table below.

	June 30,	December 31,
	2017	2016
Note Warrants	3,315,878	3,315,878
Class A Warrants (1)	—	6,880,333
PIPE Warrants	2,364,066	2,364,066
CMPO Warrants	14,000,000	14,000,000
Representative’s Warrant	206,410	206,410
Placement Agent Warrants	189,126	189,126
Other warrants (2)	197,393	258,962

Warrants to purchase common stock	20,272,873	27,214,775

Weighted-average exercise price per share	$3.67	$3.97

(1)	On February 1, 2017, the Class A Warrants to purchase common stock expired in accordance with their terms. As none of the Class A Warrants were exercised prior to expiration, the Class A Warrants have been terminated and are no longer exercisable.
(2)	Other warrants are comprised of warrants issued prior to the Company’s IPO, generally in exchange for services rendered to the Company.

The following table summarizes information regarding the Company’s warrants outstanding at June 30, 2017:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
≤$3.00	17,321,591	June 18, 2018 – September 1, 2021
$3.01-$4.99	290,228	September 8, 2019 – June 11, 2020
$5.00-$7.99	231,409	April 30, 2018 – July 22, 2019
≥$8.00	2,429,645	July 15, 2017 – January 5, 2022

	20,272,873

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

2014 Omnibus Incentive Plan

In April 2014, the Company’s board of directors adopted the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s stockholders on July 3, 2014. The 2014 Plan allows for the granting of incentive and non-qualified stock options, restricted stock and stock unit awards, stock appreciation rights and other performance-based awards to the Company’s employees, members of the board of directors and consultants of the Company. On July 28, 2014, the effective date of the 2014 Plan, the number of shares of common stock reserved pursuant to the 2014 Plan was 571,429. The 2014 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ended December 31, 2015 and continuing until the expiration of the 2014 Plan, equal to the lesser of (i) 4% of the outstanding shares of common stock on December 31 immediately preceding such date or (ii) an amount determined by the Company’s board of directors. Consistent with the provision for an annual increase, an additional 3,574,237 shares of common stock have been reserved under the 2014 Plan.

The Company recognized compensation expense for share-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the six months ended June 30, 2017, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	4,691,746	$4.62
Granted	1,502,500	1.73
Expired	(93,300)	4.78
Forfeited	(63,963)	2.81

Options outstanding at June 30, 2017	6,036,984	3.91	6.25	$—

Vested and exercisable at June 30, 2017	4,045,365	4.61	4.91	$—

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2017 and 2016 was $1.60, $1.73, $3.23 and $3.37, respectively. Total compensation expense recognized amounted to $346,892, $727,803, $474,944 and $1,555,750, for the three and six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the total remaining unrecognized compensation cost related to unvested stock options was $2,677,487 which will be recognized over a weighted average period of approximately 2.68 years.

The following assumptions were used to compute the fair value of stock option grants:

	Three Months Ended June 30		Six Months Ended June 30,
	2017	2016	2017	2016
Risk free interest rate	1.89%	1.28%	2.08%	1.22%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.54	5.48	6.00	4.96
Expected volatility	81.7%	80.7%	79.1%	79.9%

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

12. Subsequent Events

On July 25, 2017, the Company completed an underwritten public offering of 32,000,000 shares of its common stock and warrants to purchase an additional 16,000,000 shares of its common stock at an exercise price of $1.55 per share. The public offering price was $1.25 per share of common stock and accompanying warrant, resulting in net proceeds to the Company of approximately $36.9 million after underwriting discounts and commissions and offering expenses payable by the Company.

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

On July 25, 2017, we sold 32,000,000 shares of our common stock and warrants to purchase an additional 16,000,000 shares of our common stock at an exercise price of $1.55 per share in an underwritten follow-on offering, generating net proceeds of approximately $36.9 million after underwriting discounts, commissions and offering expenses payable by us.

We have never been profitable and our net losses were $2.8 million and $9.2 million for the three and six months ended June 30, 2017 and $28.5 million for the year ended December 31, 2016. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Additionally, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

CF-301: lead lysin program

CF-301 is a parenteral, potent, bactericidal lysin targeting Staph aureus bacteria, making it a highly specific therapeutic candidate for the treatment of patients with Staph aureus bacteremia. We have completed a Phase 1 single escalating dose study of CF-301 in healthy volunteers. The Phase 1 study showed that CF-301 was generally well tolerated and there were no clinical adverse safety signals observed. In May 2017, we initiated a Phase 2 study to evaluate a single intravenous dose of CF-301 used in addition to conventional antibiotics to treat patients with Staph aureus bacteremia, including endocarditis, caused by methicillin-resistant (“MRSA”) or methicillin-susceptible (“MSSA”) Staph aureus. This randomized, double blind, placebo controlled, multicenter, multinational clinical study will enroll 115 patients from investigational sites in the US, Europe, Latin America, Israel and Russia. We have worldwide development and commercial rights to CF-301 and expect to fund the future development and commercialization costs related to this program.

Other programs

Our lead antibody-based program is CF-404, which is a combination of three mAbs targeting the conserved regions of the influenza virus. CF-404 cross-reacts with all human seasonal strains of influenza, making it a highly specific therapeutic candidate for the treatment of patients with life threatening varieties of influenza. We have worldwide development and commercial rights to CF-404 and expect to fund the future development and commercialization costs related to this program.

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

To date, a large portion of our research and development work has related to the establishment of both our lysin and antibody platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and clinical development of CF-301, the first lysin to enter clinical trials in the U.S. We currently expect to focus the majority of our resources on the CF-301 program. In the future, we intend to further leverage our employee and infrastructure resources across multiple development programs as well as research projects. In the three and six months ended June 30, 2017, we recorded approximately $3.8 million and $8.0 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories, by project, including CF-301 and CF-404, as shown below.

The following table summarizes our research and development expenses by category for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Product development	$1,777,667	$3,683,206	$3,428,961	$5,397,484
Personnel related	976,613	1,282,134	1,875,752	2,331,770
Professional fees	554,363	737,726	1,269,648	1,345,412
Laboratory costs	281,230	599,481	545,777	1,174,625
External research and licensing costs	59,129	802,064	618,638	1,119,698
Share-based compensation	108,166	167,088	220,091	333,380

Total research and development expense	$3,757,168	$7,271,699	$7,958,867	$11,702,369

The following table summarizes our research and development expenses by program for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
CF-301	$2,256,703	$1,979,900	$3,861,446	$2,913,268
CF-404	79,038	2,492,048	765,406	4,015,165
Other research and development	336,648	1,350,529	1,236,172	2,108,785
Personnel related and share-based compensation	1,084,779	1,449,222	2,095,843	2,665,151

Total research and development expense	$3,757,168	$7,271,699	$7,958,867	$11,702,369

Although our research and development expenses decreased in both the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016, we anticipate that our research and development expenses will increase substantially in future periods in connection with the commencement of clinical trials for our product candidates. However, the successful development of future product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Other than the adoption of the new guidance discussed above, there have been no material changes to our critical accounting policies, estimates and judgments from the information provided in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed by us with the SEC on March 15, 2017.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated.

	Three Months Ended June 30		Dollar Change	Six Months Ended June 30,		Dollar Change
	2017	2016		2017	2016
Operating expenses:
Research and development	$3,757,168	$7,271,699	$(3,514,531)	$7,958,867	$11,702,369	$(3,743,502)
General and administrative	$2,321,953	$2,506,097	$(184,144)	$4,465,268	$7,230,230	$(2,764,962)
Other income	$3,242,234	$98,774	$3,143,460	$3,239,083	$330,415	$2,908,668

Comparison of three months ended June 30, 2017 and 2016

Research and Development Expenses

Research and development expense was $3.8 million for the three months ended June 30, 2017, compared with $7.3 million for the three months ended June 30, 2016, a decrease of $3.5 million. The costs incurred during the three-months ended June 30, 2016 included $2.2 million of spending on CF-404 cGMP manufacturing which was substantially completed in 2016. Additionally, the decrease was also attributable to decreases in spending on external pre-clinical and non-clinical studies of $1.1 million and a $0.2 million decrease in spending on research and development personnel and related costs.

General and Administrative Expenses

General and administrative expense was $2.3 million for the three months ended June 30, 2017, compared with $2.5 million for the three months ended June 30, 2016, a decrease of $0.2 million. The decrease was primarily due to a $0.2 million decrease in expenditures on legal fees.

Other income (expense), net

Other income was $3.2 million for the three months ended June 30, 2017, compared with other income of $0.1 million for the three months ended June 30, 2016, an increase of $3.1 million. The increase in other income relates to the non-cash gain resulting from the change in fair value of our warrant liabilities.

Comparison of six months ended June 30, 2017 and 2016

Research and Development Expenses

Research and development expense was $8.0 million for the six months ended June 30, 2017, compared with $11.7 million for the six months ended June 30, 2016, a decrease of $3.7 million. The costs incurred during the six-months ended June 30, 2016 included $3.4 million of spending on CF-404 cGMP manufacturing which was substantially completed in 2016. Additionally, the decrease was also attributable to decreases in spending on external pre-clinical and non-clinical studies of $1.0 million, a $0.9 million decrease in spending on research and development personnel and consultants and related costs and a $0.2 million decrease in licensing costs. The overall decrease was partially offset by $1.8 million in spending for the commencement of the Phase 2 clinical trial of CF-301, which was initiated in May 2017.

General and Administrative Expenses

General and administrative expense was $4.5 million for the six months ended June 30, 2017, compared with $7.2 million for the six months ended June 30, 2016, a decrease of $2.8 million. The costs incurred during the six-months ended June 30, 2016 included severance costs recognized in the amount of $1.9 million, including $0.5 million of share-based compensation expense. Additionally, the decrease was also attributable to a $0.5 million decrease in spending on personnel and related costs and a $0.4 million decrease in expenditures on legal and audit fees.

Other income, net

Other income was $3.2 million for the six months ended June 30, 2017, compared with other income of $0.3 million for the six months ended June 30, 2016, an increase in income of $2.9 million. The increase in income relates to the non-cash gain resulting from the change in fair value of our warrant liabilities.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through proceeds from sales of common stock and warrants, convertible preferred stock and convertible debt. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

Since the date of our initial public offering through June 30, 2017, we have received gross proceeds of $76.3 million from the sale of registered securities, $9.6 million from the exercise of the Class B Warrants issued in our IPO and $20.0 million from the sale of securities in a private placement.

As of June 30, 2017, we had approximately $21.7 million in cash and cash equivalents and marketable securities. We primarily invest our cash and cash equivalents in commercial money market accounts and our marketable securities in highly rated corporate debt securities.

On July 25, 2017, we sold 32,000,000 shares of our common stock and warrants to purchase an additional 16,000,000 shares of our common stock at an exercise price of $1.55 per share in an underwritten follow-on offering, generating net proceeds of approximately $36.9 million after underwriting discounts, commissions and offering expenses payable by us.

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(13,165,218)	$(13,471,293)
Investing activities	$14,237,370	$14,074,608
Financing activities	$—	$16,000

Operating Activities

Net cash used in operating activities in both the six months ended June 30, 2017 and 2016 resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital.

Investing Activities

Net cash provided by investing activities in both the six months ended June 30, 2017 and 2016 resulted primarily from proceeds received from the maturities of marketable securities.

Financing Activities

There were no financing activities in the six months ended June 30, 2017. Net cash provided by financing activities in the six months ended June 30, 2016 resulted from the exercise of warrants.

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

We believe that our existing cash and cash equivalents, together with interest thereon and the net proceeds from our offering completed on July 25, 2017, will be sufficient to fund our operations into the second quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2017, we had cash, cash equivalents and marketable securities of $21.7 million. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the fair value of our cash equivalents or marketable securities. If a 10% change in interest rates were to have immediately occurred on June 30, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no such changes during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in the section entitled “Risk Factors” in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2017. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and common stock price. Other factors may exist that we do not consider significant based on information that is currently available. In addition, new risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect us. Past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

Since inception, we have incurred significant operating losses. Our net loss was $9.2 million for the six months ended June 30, 2017 and $28.5 million for the year ended December 31, 2016. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

We currently operate with limited resources. We believe that our cash, cash equivalents and marketable securities balance of $21.7 million as of June 30, 2017, together with the net proceeds from our offering completed on July 25, 2017, will be sufficient to fund our projected operations into the second quarter of 2019. Depending on the level of cash used in or generated from operations, additional capital may be required to sustain operations. We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. Meaningful revenues will likely not be available until and unless any future product candidates are approved by the FDA or comparable regulatory agencies in other countries and successfully marketed, either by us or a partner, an outcome which may not occur. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. If we are unable to continue as a going concern, you could lose all or part of your investment in our Company.

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

Under Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our past transactions, we may have experienced an “ownership change.” At this time, we have not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since our formation, due to the costs and complexities associated with such a study. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted. Further, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for federal or state tax purposes. As of June 30, 2017, we had federal and state net operating loss carryforwards of approximately $120.5 million and $125.3 million, respectively, and federal research and development credits of approximately $1.8 million, the use of which could be limited or eliminated by virtue of one or more “ownership changes.”

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

The new presidential administration and U.S. Congress have recently attempted to repeal or “repeal and replace” the Affordable Care Act. Although those efforts did not succeed, we expect that the presidential administration and U.S. Congress will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate. President Trump has also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the burdensome provisions of the Affordable Care Act to the maximum extent permitted by law. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

In addition, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of President Trump’s administration may impact our business and industry. Namely, the administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. For example, on January 30, 2017, the President issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. Further, on February 24, 2017, the President issued an Executive Order requiring each agency to designate a regulatory reform officer and create a regulatory reform task force to evaluate existing regulations and make recommendations regarding their repeal, replacement, or modification. In addition, from time to time, the federal government implements hiring and regulatory freezes, such as the hiring and regulatory freeze implemented in early 2017. An under-staffed FDA could result in delays in FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

The Affordable Care Act includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. We have approximately 73.7 million shares of common stock outstanding as of August 8, 2017, of which approximately 71.4 million shares of our outstanding common stock are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 36.3 million shares of our common stock outstanding as of August 8, 2017. Approximately 35.9 million shares of common stock underlying these warrants will be freely tradable upon exercise unless held by our affiliates.

We have registered 6,932,507 shares of our common stock as of June 30, 2017 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

Our executive officers and directors hold a significant concentration of our common stock, which could limit the ability of our other stockholders to influence the direction of our Company.

As calculated by the SEC rules of beneficial ownership, the current executive officers and directors of our Company own 5.9% of our outstanding common stock as of August 8, 2017. Accordingly, they collectively have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets and (iii) amendments to our certificate of incorporation or bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. These individuals also have significant control over our business as officers and directors of our Company. There is a risk that they may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation dated August 1, 2014, Certificate of Amendment, dated May 9, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 10, 2016), and Certificate of Amendment dated May 2, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 3, 2017)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 10, 2016)

4.1	Form of Warrant Agreement, by and between the Company and American Stock Transfer & Trust Company, LLC, dated July 25, 2017 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on July 25, 2017)

4.2	Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (File No. 001- 36577) filed with the SEC on July 25, 2017)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContraFect Corporation

Date: August 8, 2017	By:	/s/ Steven C. Gilman
Steven C. Gilman, Ph.D.
President and Chief Executive Officer