Form 10-Q
period 2017-09-30
CONTRAFECT Corp
filed 2017-11-09
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the registrant’s Common Stock outstanding as of November 9, 2017 was 73,656,006.

CONTRAFECT CORPORATION

CONTRAFECT CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONTRAFECT CORPORATION

Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$4,297,503	$3,806,984
Marketable securities available-for-sale	48,254,552	31,354,170
Prepaid expenses and other current assets	1,259,521	1,017,645

Total current assets	53,811,576	36,178,799
Property and equipment, net	1,148,138	1,281,152
Other assets	164,519	164,519

Total assets	$55,124,233	$37,624,470

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,235,480	$1,549,845
Accrued liabilities	1,694,232	2,868,352

Total current liabilities	2,929,712	4,418,197
Deferred rent	704,240	994,439
Warrant liabilities	16,024,207	12,698,980

Total liabilities	19,658,159	18,111,616
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value, 200,000,000 shares and 100,000,000 shares authorized at September 30, 2017 and December 31, 2016, respectively; 73,656,006 shares and 41,656,006 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	7,366	4,166
Additional paid-in capital	192,360,418	165,678,164
Accumulated other comprehensive loss	(23,750)	(51,666)
Accumulated deficit	(156,877,960)	(146,117,810)

Total stockholders’ equity	35,466,074	19,512,854

Total liabilities and stockholders’ equity	$55,124,233	$37,624,470

See accompanying notes.

CONTRAFECT CORPORATION

Unaudited Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses
Research and development	$4,934,788	$5,948,026	$12,893,655	$17,650,395
General and administrative	1,800,400	1,943,484	6,265,668	9,173,714

Total operating expenses	6,735,188	7,891,510	19,159,323	26,824,109

Loss from operations	(6,735,188)	(7,891,510)	(19,159,323)	(26,824,109)
Other income (expense):
Interest income	123,960	54,620	245,979	126,370
Other expense	(905,014)	(1,569,341)	(905,014)	(1,569,341)
Change in fair value of warrant liabilities	5,941,144	(1,124,353)	9,058,208	(865,688)

Total other income (expense)	5,160,090	(2,639,074)	8,399,173	(2,308,659)

Net loss	$(1,575,098)	$(10,530,584)	$(10,760,150)	$(29,132,768)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.02)	$(0.28)	$(0.22)	$(0.94)

Basic and diluted weighted average shares outstanding	64,960,354	37,446,087	49,509,486	30,833,362

See accompanying notes.

CONTRAFECT CORPORATION

Unaudited Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(1,575,098)	$(10,530,584)	$(10,760,150)	$(29,132,768)
Other comprehensive gain:
Unrealized (loss) gain on available-for-sale securities	(4,451)	(41,972)	27,916	(8,667)

Comprehensive loss	$(1,579,549)	$(10,572,556)	$(10,732,234)	$(29,141,435)

See accompanying notes.

CONTRAFECT CORPORATION

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(10,760,150)	$(29,132,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	133,014	385,015
Stock-based compensation expense	1,087,179	1,886,033
Issuance costs allocated to warrants	905,014	1,569,341
Issuance of common stock in exchange for services	—	93,930
Change in fair value of warrant liabilities	(9,058,208)	865,688
(Decrease) increase in deferred rent	(290,199)	22,320
Net amortization of premium paid on marketable securities	547,266	374,168
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current and non-current assets	(241,876)	8,099
(Decrease) increase in accounts payable and accrued liabilities	(1,488,485)	2,653,063

Net cash used in operating activities	(19,166,445)	(21,275,111)
Cash flows from investing activities
Purchases of marketable securities	(45,656,691)	(32,786,486)
Proceeds from maturities of marketable securities	28,236,959	22,804,030
Purchases of property and equipment	—	(113,192)

Net cash provided by investing activities	(17,419,732)	(10,095,648)
Cash flows from financing activities
Proceeds from issuance of securities	40,000,000	35,000,000
Payment of financing costs of securities sold	(2,923,304)	(2,952,889)
Proceeds from exercise of warrants	—	16,000

Net cash provided by investing activities	37,076,696	32,063,111

Net increase in cash and cash equivalents	490,519	692,352
Cash and cash equivalents at beginning of period	3,806,984	9,972,781

Cash and cash equivalents at end of period	$4,297,503	$10,665,133

Supplemental disclosures of cash flow information:
Issuance of warrants to purchase common stock	$12,383,435	$18,601,228

See accompanying notes.

CONTRAFECT CORPORATION

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

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

The Company has incurred losses from operations since inception as a research and development organization and has relied on its ability to fund its operations through public and private debt and equity financings. Management believes its cash, cash equivalents and marketable securities balances as of September 30, 2017 will be sufficient to fund operations into the second quarter of 2019 and expects operating losses and negative cash flows to continue at more significant levels in the future as it initiates additional clinical trials. Transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional public or private debt and equity financings, and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances that such financing will be available to the Company on satisfactory terms, or at all.

On July 27, 2016, the Company completed an underwritten public offering of 14,000,000 shares of its common stock and warrants to purchase an additional 14,000,000 shares of its common stock at an exercise price of $3.00 per share (the “2016 Offering”). The public offering price was $2.50 per share of common stock and accompanying warrant, resulting in net proceeds to the Company of approximately $32.0 million after underwriting discounts and commissions and offering expenses payable by the Company.

On July 25, 2017, the Company completed an underwritten public offering of 32,000,000 shares of its common stock and warrants to purchase an additional 16,000,000 shares of its common stock at an exercise price of $1.55 per share (the “2017 Offering”). The public offering price was $1.25 per share of common stock and accompanying warrant, resulting in net proceeds to the Company of approximately $37.1 million after underwriting discounts and commissions and offering expenses payable by the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying financial information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The balance sheet as of December 31, 2016 was derived from the Company’s audited financial statements. The Company’s audited financial statements as of and for the year ended December 31, 2016, including all related disclosures and the complete listing of significant accounting policies as described in Note 2 thereof, are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 15, 2017.

In the opinion of management, the unaudited financial information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Grants

The Company recognizes a receivable and the related reduction in its research and development expenses when the actual reimbursable costs have been incurred and there is reasonable assurance that the Company has complied with the conditions of the grants and the amounts will be received. For the three and nine months ended September 30, 2017, the Company recognized a reduction to its research and development expense in the amount of $249,886 and $805,980, respectively. There were no similar grants recognized for the three and nine month periods ended September 30, 2016. The receivable for grants as of September 30, 2017 for costs incurred through September 30, 2017 was $351,763. The Company has $2,424,050 of approved grant award funding remaining as of September 30, 2017.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued a new Accounting Standards Update, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for certain changes. The Company does not anticipate any impact from the adoption of ASU 2016-01.

In February 2016, the FASB issued a new Accounting Standards Update, Leases (“ASU 2016-02”). ASU 2016-02 is aimed at making leasing activities more transparent and comparable and requires most leases be recognized by lessees on the balance sheets as a right-of-use asset and corresponding lease liability, regardless of whether they are classified as finance or operating leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact of the new pronouncement on the Company’s financial statements and related disclosures. The Company anticipates the adoption of ASU 2016-02 to result in the recognition of additional assets and corresponding liabilities related to leases on its balance sheet and to not have a material impact on its results of operations or cash flows.

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

3. Marketable Securities

Marketable securities at September 30, 2017 and December 31, 2016 consisted of investments in corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the nine months ended September 30, 2017 or 2016.

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

Marketable securities at September 30, 2017 consist of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$48,278,302	$3,337	$(27,087)	$48,254,552

Marketable securities at December 31, 2016 consisted of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$31,405,836	$24	$(51,690)	$31,354,170

Corporate debt includes obligations issued by investment-grade corporations, and may include issues that have been guaranteed by governments and government agencies.

The duration periods of available-for-sale debt securities as of September 30, 2017 were as follows:

	Amortized Cost	Fair Value
Duration of one year or less	$42,461,619	$42,444,975
Duration of more than one year	5,816,683	5,809,577

Total	$48,278,302	$48,254,552

At September 30, 2017 and December 31, 2016, the Company held 35 and 29 debt securities, respectively, that individually and in total were in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2017 and December 31, 2016 was $42,508,852 and $29,343,892, respectively. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of September 30, 2017 and December 31, 2016.

4. Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	Fair Value Measurements at September 30, 2017
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$4,147,033	$—	$—
Marketable securities	48,254,552	—	—
Warrant liabilities	—	—	16,024,207

Total	$52,401,585	$—	$16,024,207

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3,411,058	$—	$—
Marketable securities	31,354,170	—	—
Warrant liabilities	—	—	12,698,980

Total	$34,765,228	$—	$12,698,980

The Company issued a warrant to the representative of the underwriter of its initial public offering (the “Representative’s Warrant”). The Company determined that this warrant should be classified as a liability and considers it as a Level 3 financial instrument (see also Note 9, “Capital Structure”). The Representative’s Warrant will be re-measured at each subsequent reporting period and changes in fair value will be recognized in the consolidated statement of operations. The following assumptions were used in a Black- Scholes option-pricing model to determine the fair value of the warrant liability:

	As of	As of
	September 30, 2017	December 31, 2016
Expected volatility	87.3%	73.9%
Remaining contractual term (in years)	1.92	2.67
Risk-free interest rate	1.47%	1.47%
Expected dividend yield	—%	—%

The Company issued warrants to the purchasers in its 2016 Offering (the “2016 Warrants”), The Company determined that these warrants should be classified as a liability and considered as a Level 3 financial instrument (see also Note 9, “Capital Structure”). The 2016 Warrants will be re-measured at each subsequent reporting period and changes in fair value will be recognized in the consolidated statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	As of	As of
	September 30, 2017	December 31, 2016
Expected volatility	79.8%	79.9%
Remaining contractual term (in years)	3.83	4.58
Risk-free interest rate	1.77%	1.93%
Expected dividend yield	—%	—%

The Company issued warrants to the purchasers in its 2017 Offering (the “2017 Warrants”), The Company determined that these warrants should be classified as a liability and considered as a Level 3 financial instrument (see also Note 9, “Capital Structure”). The 2017 Warrants will be re-measured at each subsequent reporting period and changes in fair value will be recognized in the consolidated statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	As of	At Issuance on
	September 30, 2017	July 25, 2017
Expected volatility	81.7%	82.0%
Remaining contractual term (in years)	4.83	5.00
Risk-free interest rate	1.92%	1.90%
Expected dividend yield	—%	—%

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 and 2016:

Warrant liabilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$9,581,916	$185,659	$12,698,980	$444,324
Issuance of warrants	12,383,435	18,601,228	12,383,435	18,601,228
Increase (decrease) in fair value	(5,941,144)	1,124,353	(9,058,208)	865,688

Balance at end of period	$16,024,207	$19,911,240	$16,024,207	$19,911,240

The key inputs into the Black-Scholes option pricing model are the current per-share value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liabilities.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2017	December 31, 2016
Accrued compensation costs	$903,506	$1,597,414
Accrued research and development service fees	405,292	504,193
Accrued professional fees	93,574	299,912
Accrued facilities operation expenses	273,800	236,296
Accrued licensing fees	—	180,000
Other accrued liabilities	18,060	50,537

Total accrued liabilities	$1,694,232	$2,868,352

6. Note Warrants

The Company issued convertible notes from June 2013 through June 2014. In connection with the issuance of the convertible notes, purchasers of the convertible notes also received warrants (“Note Warrants”) which included an exercise price “cap” that was analogous to “down round protection”. This precluded the Company from classifying the warrants in equity. Upon the closing of the initial public offering and based on the terms of the Note Warrants, the Company determined the total number of shares of the Company’s common stock underlying the Note Warrants to be 3,321,416 at an exercise price of $3.00 per share. There were 3,315,878 shares of common stock underlying the outstanding Note Warrants as of September 30, 2017 and December 31, 2016. The Note Warrants expire between June 2018 and June 2019.

7. Net Loss Per Share of Common Stock

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding.

The following table sets forth the computation of basic and diluted net loss per share for common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(1,575,098)	$(10,530,584)	$(10,760,150)	$(29,132,768)
Weighted average shares of common stock outstanding	64,960,354	37,446,087	49,509,486	30,833,362

Net loss per share of common stock—basic and diluted	$(0.02)	$(0.28)	$(0.22)	$(0.94)

The following potentially dilutive securities outstanding at September 30, 2017 and 2016 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive given the Company’s net loss:

	September 30,
	2017	2016
Options to purchase common stock	6,016,984	4,677,371
Warrants to purchase common stock	36,270,103	27,336,507

Total	42,287,087	32,013,878

8. Commitments and Contingencies

Operating Leases

In December 2010, the Company entered into a non-cancellable operating lease for office space and laboratory facilities in Yonkers, New York expiring in December 2025. In December 2011, the Company entered into an amendment which extended the terms of the lease through December 2027 (the “Third Floor Lease”). The Third Floor Lease provides for the option to renew for two additional five-year terms. The premises were occupied in June 2011. Monthly rent payments began the date the office and laboratory facilities were ready for occupancy.

In January 2012, the Company entered into a non-cancellable operating lease for additional office space and laboratory facilities in the same building in Yonkers, New York expiring in December 2027 (the “Fourth Floor Lease”). The Fourth Floor Lease provides for an option to renew for two additional five-year terms. Effective August 1, 2017, the Company relinquished 10,912 square feet of space under the Fourth Floor Lease and was relieved of its obligations related to such space. Monthly rental payments were adjusted and together with the Third Floor Lease, future minimum lease payments are as follows:

Amount
October 1, 2017 – December 31, 2017	$156,989
Year ending December 31, 2018	640,514
Year ending December 31, 2019	653,324
Year ending December 31, 2020	666,391
Year ending December 31, 2021	679,719
Year ending December 31, 2022	693,313
Thereafter	3,680,190

$7,170,440

Rent expense is recognized on the straight-line method over the terms of each lease.

9. Capital Structure

Common Stock

As of September 30, 2017, the Company was authorized to issue 200,000,000 shares of common stock at $0.0001 par value per share.

Follow-on Offerings

On July 27, 2016, the Company sold 14,000,000 shares of its common stock and warrants to purchase an additional 14,000,000 shares of its common stock in an underwritten follow-on offering for gross proceeds of $35.0 million. The Company received net proceeds of approximately $32.0 million after underwriting discounts, commissions and offering expenses payable by the Company.

On July 25, 2017, the Company sold 32,000,000 shares of its common stock and warrants to purchase an additional 16,000,000 shares of its common stock in an underwritten follow-on offering for gross proceeds of $40.0 million. The Company received net proceeds of approximately $37.1 million after underwriting discounts, commissions and offering expenses payable by the Company.

The Company issued warrants in both follow-on offerings. The 2017 Warrants have an exercise price of $1.55 per share and expire five years from the date of issuance. The 2016 Warrants have an exercise price of $3.00 per share and expire five years from the date of issuance. The 2017 Warrants and 2016 Warrants contain a fundamental transaction provision that obligates the Company to cash settle the warrants under a limited set of conditions not entirely within the Company’s control. Due to this conditional obligation, the Company determined that both the 2017 Warrants and the 2016 Warrants should be classified as liabilities in the Company’s consolidated balance sheet. At issuance, the Company determined the fair value of the 2017 Warrants and 2016 Warrants to be $12.4 million and $18.6 million, respectively, and reclassified these balances from stockholders’ equity to warrant liability. The fair value of these warrants is re-measured at each reporting period and changes in fair value is recognized in the consolidated statement of operations (see Note 4, “Fair Value Measurements”). Additionally, the Company allocated approximately $0.9 million and $1.6 million of issuance costs to the 2017 Warrants and 2016 Warrants, respectively, based on the proportion of the proceeds allocated to the fair value of the warrants. The allocated issuance costs were expensed as other expense in the Company’s consolidated statement of operations.

Private Placement

On June 12, 2015, the Company sold an aggregate of 4,728,128 common shares and warrants to purchase an additional 2,364,066 shares of common stock for gross proceeds of $20.0 million in a private placement (the “PIPE”). The warrants have an exercise price of $8.00 per share and expire three years from the date of issuance (the “PIPE Warrants”). The Company received net proceeds from the PIPE of $18.3 million, after deducting expenses payable by the Company.

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

Representative’s Warrant

The Maxim Group, LLC, the representative of the underwriter in the IPO, received the Representative’s Warrant to purchase 3% of the total number of shares of common stock sold in the IPO, including those shares sold upon the exercise of the over-allotment option, for a total of 206,410 shares of common stock underlying the Representative’s Warrant. The Representative’s Warrant is exercisable at an exercise price of $7.50 per share and expires on July 28, 2019. The Company classified the Representative’s Warrant as a liability since it did not meet the requirements to be included in equity. The fair value of the Representative’s warrant is re-measured at each reporting period and changes in fair value are recognized in the consolidated statement of operations (see Note 4, “Fair Value Measurements”).

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

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of September 30, 2017, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Options to purchase common stock	6,016,984	4,691,746
Warrants to purchase common stock	36,270,103	27,214,775

	42,287,087	31,906,521

10.	Stock Warrants

As of September 30, 2017, and December 31, 2016, the Company had warrants outstanding as shown in the table below.

	September 30, 2017	December 31, 2016
Note Warrants	3,315,878	3,315,878
Class A Warrants (1)	—	6,880,333
PIPE Warrants	2,364,066	2,364,066
2016 Warrants	14,000,000	14,000,000
2017 Warrants	16,000,000	—
Representative’s Warrant	206,410	206,410
Placement Agent Warrants	189,126	189,126
Other warrants (2)	194,623	258,962

Warrants to purchase common stock	36,270,103	27,214,775

Weighted-average exercise price per share	$2.74	$3.97

(1)	On February 1, 2017, the Class A Warrants to purchase common stock expired in accordance with their terms. As none of the Class A Warrants were exercised prior to expiration, the Class A Warrants have been terminated and are no longer exercisable.
(2)	Other warrants are comprised of warrants issued prior to the Company’s IPO, generally in exchange for services rendered to the Company.

The following table summarizes information regarding the Company’s warrants outstanding at September 30, 2017:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
≤ $2.00	16,005,714	September 1, 2021 – July 25, 2022
$2.01-$4.99	17,606,105	June 18, 2018 – July 17, 2021
$5.00-$7.99	231,409	April 30, 2018 – July 22, 2019
≥ $8.00	2,426,875	June 11, 2018 – January 5, 2022

	36,270,103

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

The Company recognized compensation expense for share-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the nine months ended September 30, 2017, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	4,691,746	$4.62
Granted	1,502,500	1.73
Expired	(93,300)	4.78
Forfeited	(83,963)	2.52

Options outstanding at September 30, 2017	6,016,984	3.92	5.98	$—

Vested and exercisable at September 30, 2017	4,215,454	4.51	4.86	$—

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. There were no options granted during the three months ended September 30, 2017. The weighted average grant date fair value of options granted during the three months ended September 30, 2016 was $3.23. The weighted average grant date fair value of options granted during the nine months ended September 30, 2017 and 2016 was $1.73 and $3.37, respectively. Total compensation expense recognized amounted to $359,376, $1,087,179, $330,284 and $1,886,033, for the three and nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the total remaining unrecognized compensation cost related to unvested stock options was $2,327,263 which will be recognized over a weighted average period of approximately 2.50 years.

The following assumptions were used to compute the fair value of stock option grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Risk free interest rate	—	1.37%	2.08%	1.21%
Expected dividend yield	—	—	—	—
Expected term (in years)	—	6.01	6.00	4.99
Expected volatility	—	76.5%	79.1%	79.5%

Expected volatility—The Company estimated the expected volatility based on an average of the volatility of similar companies with publicly-traded equity securities. The companies were selected based on their enterprise value, risk profiles, position within the industry, and with historical information sufficient to meet the expected term of the associated award.

Expected term—The Company based expected term for grants to employees and non-employee directors on the midpoint of the vesting period and the contractual term of each respective option grant. Other grants to non-employees are based on the remaining contractual term.

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

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, our beliefs regarding lysins, future operations, future financial position, the sufficiency of our cash and cash equivalents and marketable securities, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “targets”, “may”, “plans”, “projects”, “potential”, “will”, “would”, “could” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All such forward-looking statements involve significant risks and uncertainties, including, but not limited to, statements regarding:

a.	the success, cost, timing and potential indications of our product development activities and clinical trials;

b.	our ability to advance into and through clinical development and ultimately obtain FDA approval for our product candidates;

c.	our future marketing and sales programs;

d.	the rate and degree of market acceptance of our product candidates and our expectations regarding the size of the commercial markets for our product candidates;

e.	our research and development plans and ability to bring forward additional product candidates into preclinical and clinical development;

f.	the effect of competition and proprietary rights of third parties;

g.	the availability of and our ability to obtain additional financing;

h.	the effects of existing and future federal, state and foreign regulations;

i.	the seeking of joint development, licensing or distribution and collaboration and marketing arrangements with third parties; and

j.	the period of time for which our existing cash and cash equivalents will enable us to fund our operations.

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

On July 25, 2017, we sold 32,000,000 shares of our common stock and warrants to purchase an additional 16,000,000 shares of our common stock at an exercise price of $1.55 per share in an underwritten follow-on offering, generating net proceeds of approximately $37.1 million after underwriting discounts, commissions and offering expenses payable by us.

We have never been profitable and our net losses were $1.6 million and $10.8 million for the three and nine months ended September 30, 2017 and $28.5 million for the year ended December 31, 2016. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Additionally, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

To date, a large portion of our research and development work has related to the establishment of both our lysin and antibody platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and clinical development of CF-301, the first lysin to enter clinical trials in the U.S. We currently expect to focus the majority of our resources on the CF-301 program. In the future, we intend to further leverage our employee and infrastructure resources across multiple development programs as well as research projects. In the three and nine months ended September 30, 2017, we recorded approximately $4.9 million and $12.9 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories, by project, including CF-301 and CF-404, as shown below.

The following table summarizes our research and development expenses by category for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Product development	$3,448,758	$2,861,354	$7,108,977	$8,258,838
Personnel related	713,249	1,187,808	2,589,001	3,519,578
Professional fees	292,034	927,601	1,561,682	2,273,013
Laboratory costs	157,300	540,627	703,077	1,715,252
External research and licensing costs	191,518	310,957	578,898	1,430,655
Share-based compensation	131,929	119,679	352,020	453,059

Total research and development expense	$4,934,788	$5,948,026	$12,893,655	$17,650,395

The following table summarizes our research and development expenses by program for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
CF-301	$4,005,599	$2,372,939	$7,867,044	$5,286,207
CF-404	5,820	1,452,342	771,226	5,467,506
Other research and development	78,191	815,258	1,314,364	2,924,045
Personnel related and share-based compensation	845,178	1,307,487	2,941,021	3,972,637

Total research and development expense	$4,934,788	$5,948,026	$12,893,655	$17,650,395

Although our research and development expenses decreased in both the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, we anticipate that our research and development expenses will increase substantially in future periods in connection with the commencement of clinical trials for our product candidates. However, the successful development of future product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated.

	Three Months Ended September 30,		Dollar Change	Nine Months Ended September 30,		Dollar Change
	2017	2016		2017	2016
Operating expenses:
Research and development	$4,934,788	$5,948,026	$(1,013,238)	$12,893,655	$17,650,395	$(4,756,740)
General and administrative	$1,800,400	$1,943,484	$(143,084)	$6,265,668	$9,173,714	$(2,908,046)
Other income (expense)	$5,160,090	$(2,639,074)	$7,799,164	$8,399,173	$(2,308,659)	$10,707,832

Comparison of three months ended September 30, 2017 and 2016

Research and Development Expenses

Research and development expense was $4.9 million for the three months ended September 30, 2017, compared with $5.9 million for the three months ended September 30, 2016, a decrease of $1.0 million. The decrease was primarily due to a reduction of $1.4 million in expenditures on CF-404 as well as decreases in spending on research and development personnel and related laboratory support costs of $0.9 million and external research and certain consulting expenses of $0.3 million. The overall decrease was partially offset by a $1.6 million increase in spending on CF-301 for the ongoing Phase 2 clinical trial and manufacturing expenses related to advancement of the CF-301 program.

General and Administrative Expenses

General and administrative expense was $1.8 million for the three months ended September 30, 2017, compared with $1.9 million for the three months ended September 30, 2016, a decrease of $0.1 million. The decrease was primarily due to a $0.1 million decrease in the administrative portion of the expenditure on our office and laboratory facility and related operating expenses from the reduction in square footage effective August 1, 2017.

Other income (expense), net

Other income was $5.2 million for the three months ended September 30, 2017, compared with other expense of $2.6 million for the three months ended September 30, 2016, an increase in other income of $7.8 million. The increase in other income relates primarily to the change in fair value of our warrant liabilities, which was a $5.9 million non-cash gain for the three months ended September 30, 2017 as compared to a $1.1 million non-cash charge for the three months ended September 30, 2016. Additionally, our issuance expenses allocated to warrants decreased by $0.7 million in the three months ended September 30, 2017 compared to the prior year period.

Comparison of nine months ended September 30, 2017 and 2016

Research and Development Expenses

Research and development expense was $12.9 million for the nine months ended September 30, 2017, compared with $17.7 million for the nine months ended September 30, 2016, a decrease of $4.8 million. The decrease was primarily due to a reduction of $4.7 million in expenditures on CF-404. The Company increased its spending by $2.6 million for CF-301 for the ongoing Phase 2 clinical trial and manufacturing expenses related to advancement of the CF-301 program. The increase in spending for CF-301 was offset by decreases in spending on research and development personnel and related laboratory support costs and external research and consulting expenses.

General and Administrative Expenses

General and administrative expense was $6.3 million for the nine months ended September 30, 2017, compared with $9.2 million for the nine months ended September 30, 2016, a decrease of $2.9 million. The costs incurred during the nine months ended September 30, 2016 included severance costs recognized in the amount of $1.9 million, including $0.5 million of share-based compensation expense. Additionally, the decrease was also attributable to a $0.5 million decrease in spending on personnel and related costs, a $0.4 million decrease in expenditures on legal and audit fees and a $0.1 million decrease in the administrative portion of the expenditure on our office and laboratory facility and related operating expenses from the reduction in square footage effective August 1, 2017.

Other income, net

Other income was $8.4 million for the nine months ended September 30, 2017, compared with other expense of $2.3 million for the nine months ended September 30, 2016, an increase in income of $10.7 million. The increase in other income relates primarily to the change in fair value of our warrant liabilities, which was a $9.1 million non-cash gain for the nine months ended September 30, 2017 as compared to a $0.9 million non-cash charge for the nine months ended September 30, 2016. Additionally, our issuance expenses allocated to warrants decreased by $0.7 million in the nine months ended September 30, 2017 compared to the prior year period.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through proceeds from sales of common stock and warrants, convertible preferred stock and convertible debt. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

Since the date of our initial public offering through September 30, 2017, we have received gross proceeds of $116.3 million from the sale of registered securities, $9.6 million from the exercise of the Class B Warrants issued in our IPO and $20.0 million from the sale of securities in a private placement.

As of September 30, 2017, we had approximately $52.6 million in cash and cash equivalents and marketable securities. We primarily invest our cash and cash equivalents in commercial money market accounts and our marketable securities in highly rated corporate debt securities.

On July 25, 2017, we sold 32,000,000 shares of our common stock and warrants to purchase an additional 16,000,000 shares of our common stock at an exercise price of $1.55 per share in an underwritten follow-on offering, generating net proceeds of approximately $36.9 million after underwriting discounts, commissions and offering expenses payable by us.

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(19,166,445)	$(21,275,111)
Investing activities	$(17,419,732)	$(10,095,648)
Financing activities	$37,076,696	$32,063,111

Operating Activities

Net cash used in operating activities in both the nine months ended September 30, 2017 and 2016 resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital.

Investing Activities

Net cash used in investing activities in both the nine months ended September 30, 2017 and 2016 resulted primarily from the investment of our cash balances into marketable securities, partially offset by proceeds received from the maturities of marketable securities.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2017 and 2016 resulted primarily from the sale of our securities in registered offerings to institutional investors, resulting in net proceeds to the Company of $37.1 million in July 2017 and $32.0 million in July 2016.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or other securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2017 taking into account the reduction of our operating lease commitments at our Yonkers, New York facility and the effect our future obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Operating lease commitments(1)	$7,170,440	$637,374	$1,313,246	$1,366,302	$3,853,518
License and sponsored research agreements(2)	2,126,374	626,876	899,497	400,000	200,000

Total contractual obligations	$9,296,814	$1,264,250	$2,212,743	$1,766,302	$4,053,518

(1)	Represents future minimum lease payments under non-cancelable operating leases for our principal facilities in Yonkers, New York which expire in 2027. The minimum lease payments above do not include certain utility costs, common area maintenance charges or real estate taxes.
(2)	Represents certain amounts payable under our licenses and sponsored research agreements with The Rockefeller University and Trellis Bioscience LLC.

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

The contractual obligations table also does not include any potential contingent payments upon the achievement by us of specified clinical, regulatory and commercial events, as applicable, or royalty payments we may be required to make under license agreements we have entered into with The Rockefeller University and Trellis Bioscience LLC. The occurrence and timing of these events are difficult to predict and subject to significant uncertainty. Since we are unable to reliably estimate the timing and amounts of such milestone and royalty payments, or whether they will occur at all, these contingent payments have been excluded from the table above. See our Annual Report on Form 10-K filed by us with the SEC on March 15, 2017 for additional information.

Effects of Inflation

We do not believe that inflation or changing prices had a significant impact on our results of operations for any periods presented herein.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we are currently not party to, any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2017, we had cash, cash equivalents and marketable securities of $52.6 million. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the fair value of our cash equivalents or marketable securities. If a 10% change in interest rates were to have immediately occurred on September 30, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no such changes during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in the section entitled “Risk Factors” in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2017. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and common stock price. Other factors may exist that we do not consider significant based on information that is currently available. In addition, new risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect us. Past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

Since inception, we have incurred significant operating losses. Our net loss was $10.8 million for the nine months ended September 30, 2017 and $28.5 million for the year ended December 31, 2016. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

We currently operate with limited resources. We believe that our cash, cash equivalents and marketable securities balance of $52.6 million as of September 30, 2017 will be sufficient to fund our projected operations into the second quarter of 2019. Depending on the level of cash used in or generated from operations, additional capital may be required to sustain operations. We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. Meaningful revenues will likely not be available until and unless any future product candidates are approved by the FDA or comparable regulatory agencies in other countries and successfully marketed, either by us or a partner, an outcome which may not occur. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. If we are unable to continue as a going concern, you could lose all or part of your investment in our Company.

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

We employ the services of other vendors to produce CF-301 in its final vialed drug product form. We do not have contracts for the commercial supply of CF-301 drug product.

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

If Fujifilm UK, or any alternate supplier of active pharmaceutical ingredient, or any alternate supplier of finished drug product for our product candidates experiences any significant difficulties in its respective manufacturing processes, does not comply with the terms of its agreement with us or does not devote sufficient time, energy and care to providing our manufacturing needs, we could experience significant interruptions in the supply of our product candidates, which could impair our ability to supply our product candidates at the levels required for our clinical trials and commercialization and prevent or delay its successful development and commercialization. For example, a lot of the CF-301 investigational drug product did not meet manufacturing release specifications, resulting in the delay of our Phase 2 study.

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

The current presidential administration and U.S. Congress have recently attempted to repeal or “repeal and replace” the Affordable Care Act. Although those efforts did not succeed, we expect that the presidential administration and U.S. Congress will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate. President Trump has also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the burdensome provisions of the Affordable Care Act to the maximum extent permitted by law. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. We have approximately 73.7 million shares of common stock outstanding as of November 9, 2017, of which approximately 71.4 million shares of our outstanding common stock are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 36.3 million shares of our common stock outstanding as of November 9, 2017. Approximately 35.9 million shares of common stock underlying these warrants will be freely tradable upon exercise unless held by our affiliates.

We have registered 6,932,507 shares of our common stock as of September 30, 2017 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

Our executive officers and directors hold a significant concentration of our common stock, which could limit the ability of our other stockholders to influence the direction of our Company.

As calculated by the SEC rules of beneficial ownership, the current executive officers and directors of our Company own 5.9% of our outstanding common stock as of November 9, 2017. Accordingly, they collectively have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets and (iii) amendments to our certificate of incorporation or bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. These individuals also have significant control over our business as officers and directors of our Company. There is a risk that they may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

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

We incur significant costs as a result of operating as a public company and our management is required to devote substantial time to complying with public company regulations.

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

The rules and regulations applicable to public companies have substantially increased our legal and financial compliance costs and to made some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

As previously disclosed, Michael Messinger, our Senior Vice President, Finance, began a temporary medical leave of absence on March 14, 2017. On November 7, 2017, Mr. Messinger resumed full-time employment as Senior Vice President, Finance. In connection with Mr. Messinger’s return to full-time employment, the Board of Directors designated Mr. Messinger as the Company’s principal financial officer and principal accounting officer.

Mr. Messinger, age 42, has served as our Senior Vice President, Finance since 2016, and has more than 16 years of experience in finance, accounting and forecasting for clinical development. Prior to joining the Company in November 2012 as our Vice President, Finance, he served as Director of Finance at Lexicon Pharmaceuticals, Inc. (“Lexicon”) for eight years and also held the position of Controller for three years. Prior to working at Lexicon, Mr. Messinger served as Controller of Coelacanth Corporation (which was acquired by Lexicon) for two years. While at Lexicon, Mr. Messinger was responsible for the financial management of Lexicon’s partnership with Symphony Capital, LLC, in addition to coordinating fiscal and program management concerning Lexicon’s development programs. Mr. Messinger received his B.B.A. degree in accounting from the University of Michigan. He started his career as an auditor at Ernst & Young LLP.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation dated August 1, 2014, Certificate of Amendment, dated May 9, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 10, 2016), and Certificate of Amendment dated May 2, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 3, 2017)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 10, 2016)

4.1	Form of Warrant Agreement, by and between the Company and American Stock Transfer & Trust Company, LLC, dated July 25, 2017 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on July 25, 2017)

4.2	Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (File No. 001- 36577) filed with the SEC on July 25, 2017)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContraFect Corporation

Date: November 9, 2017	By:	/s/ Steven C. Gilman
Steven C. Gilman, Ph.D.
President and Chief Executive Officer

Date: November 9, 2017	By:	/s/ Michael Messinger
Michael Messinger
Senior Vice President, Finance (Principal Financial and Accounting Officer)