Form 10-K
period 2017-12-31
CONTRAFECT Corp
filed 2018-03-15
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $73.4 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market on June 30, 2017 of $1.45 per share.

As of March 7, 2018, there were 73,656,006 shares of Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

ii

Item 1. Business

We are a clinical-stage biotechnology company focused on discovering and developing therapeutic protein and antibody products for the treatment of life-threatening infectious diseases, including those caused by drug-resistant pathogens, particularly those treated in hospital settings. Drug-resistant infections account for two million illnesses in the United States and 700,000 deaths worldwide each year. We intend to address drug-resistant infections using product candidates from our lysin and monoclonal antibody platforms that target conserved regions of either bacteria or viruses. Lysins are enzymes derived from naturally occurring bacteriophage which are viruses that infect bacteria. When recombinantly produced and then applied to bacteria, lysins cleave a key component of the target bacteria’s peptidoglycan cell wall, resulting in rapid bacterial cell death. Lysins kill bacteria faster than conventional antibiotics, which typically require bacterial cell division and metabolism in order to kill or stop the growth of bacteria. We believe that the properties of our lysins will make them suitable for targeting antibiotic-resistant organisms, such as Staphylococcus aureus (“Staph aureus”) which causes serious infections such as bacteremia, pneumonia and osteomyelitis. Hallmark features of lysins include the demonstrated ability to eradicate biofilms and synergistically boost the efficacy of conventional antibiotics in animal models. We believe lysins may be effective in the treatment of biofilm-dependent infections of heart valves, prosthetic joints, indwelling devices and catheters. We believe that the therapeutic profile of lysins is complimentary to that of conventional antibiotics. As such, our approach includes the use of lysins in addition to conventional antibiotics for the treatment of serious, drug-resistant bacterial infections to achieve greater efficacy and provide broader coverage across pathogenic strains as well as potentially protecting against antibiotic resistance. Beyond our lysin programs, we are exploring therapies using other phage-derived lytic agents, anti-microbial peptides and monoclonal antibodies (“mAbs”).

We are conducting a multi-center, multi-national Phase 2 clinical study of our lead lysin product candidate, CF-301, used in addition to standard of care (“SOC”) antibiotics for the treatment of Staph aureus bacteremia, including endocarditis, caused by methicillin-resistant (“MRSA”) or methicillin-susceptible (“MSSA”) Staph aureus. This randomized, double-blind, placebo-controlled trial is designed to evaluate the efficacy, safety, tolerability and pharmacokinetics of a parenteral formulation of CF-301, administered as a single, two-hour IV infusion. The study will compare the clinical efficacy of treatment with a single dose of CF-301 in addition to conventional, SOC anti-staphylococcal antibiotic to the SOC treatment plus placebo (e.g. SOC treatment alone). Based on review of safety data after completion of approximately one-third of study enrollment, there have been no serious adverse events (“SAEs”) related to study drug, no adverse event (“AE”) reports of hypersensitivity related to study drug and no discontinuations of study drug due to AEs.

Prior to initiating our Phase 2 clinical study, we completed a Phase 1 program which included a single ascending dose study in healthy volunteers in which CF-301 was well-tolerated and there were no clinical adverse safety signals. In addition, extensive in vivo pharmacology, pharmacokinetic (“PK”)/pharmacodynamic (“PD”) exposure target attainment analysis and PK/PD modeling and clinical microbiology studies were conducted and submitted to the regulatory authorities. In August 2015, CF-301 was granted Fast Track designation by the Food and Drug Administration (“FDA”) for development of the parenteral formulation for the treatment of Staph aureus bacteremia, including endocarditis.

We also continue to explore variants of CF-301 to expand our portfolio of lysins targeting biofilm-associated Staph aureus infections. We have engineered a novel mutant variant, CF-296, which has properties we believe may make it a promising potential treatment for invasive Staph aureus infections, including prosthetic joint infections. We are evaluating CF-296 in animal models to further characterize this compound. In addition, we are continuing to progress CF-404, which is an aerosolized formulation of three human mAbs for the potential treatment of life-threatening human influenza which targets all seasonal and most pandemic strains of influenza.

Our research efforts are focused on a broad-based gram-negative lysin discovery program which aims to identify, optimize and develop lysins that target gram-negative pathogens which are considered to be urgent or serious threats to global health by the U.S. Center for Disease Control (“CDC”) or a critical priorities by the World Health Organization (“WHO”). A primary goal of this program is the development of lysins with potent activity against deadly, drug-resistant Pseudomonas aeruginosa (“P. aeruginosa”) bacteria, for which there are few effective treatments. We were awarded funding from CARB-X (Combating Antibiotic-Resistant Bacteria Biopharmaceutical Accelerator) in 2017 to support these efforts.

Our Strategy

Our strategy is to use our therapeutic products to achieve a leading market position in the treatment of life-threatening infectious diseases, including those caused by drug-resistant pathogens. We plan to pursue commercialization of therapeutic products through discovery, acquisition and development as follows:

•	Advance our lead product candidate, CF-301, through clinical trials and demonstrate superiority of our therapeutic candidate used in addition to SOC antibiotics over SOC alone for the treatment of Staph aureus bacteremia, including endocarditis. If our clinical trials of CF-301 used in addition to SOC antibiotics demonstrate superior clinical outcomes compared to antibiotics alone, we believe that these results will lead to rapid uptake by providers, favorable reimbursements from payors and potential reductions in health care utilization and the overall cost of treatment per patient;

•	Advance additional product candidates from our portfolio, including lysins targeting gram-negative bacteria, second-generation gram-positive lysins, other phage derived lytic agents, anti-microbial peptides and CF-404 for influenza;

•	Acquire additional foundation technologies that enable the efficient discovery of anti-infective agents;

•	Acquire clinical stage therapies that treat infectious diseases through unique mechanisms of action; and

•	Establish collaborations to commercialize our product candidates outside North America.

Our Portfolio

We intend to develop and commercialize novel therapeutic agents to treat life-threatening infections, including those caused by drug-resistant pathogens. The increasing prevalence of antibiotic resistance among bacterial pathogens has been widely recognized as an urgent public health threat by the CDC, the WHO and the Infectious Disease Society of America (“IDSA”). Antibiotic resistance has limited the effectiveness of many conventional antibiotics and the discovery and development of new therapeutics to address resistance has not kept pace with the increasing incidence of these difficult-to-treat microbial infections. According to the IDSA, as of 2010 the estimated cost to the U.S. healthcare system of antibiotic-resistant infections was approximately $21 billion to $34 billion annually, a substantial portion of which is due to increased length of hospital stays necessary to treat these patients.

We have focused our research and discovery efforts on those pathogens that are considered to be urgent or serious threats to global health by the CDC or considered critical priority by the WHO. Our current portfolio of programs is reflected below:

Our Lead Program: CF-301

CF-301: Medical Opportunity

Staph aureus bacteremia is a serious bacterial infection associated with high morbidity and mortality. In the U.S. alone, there are approximately 200,000 hospitalizations for Staph aureus bacteremia annually. Mortality rates from this bloodstream infection have been reported as ranging from 20-40% despite conventional antibiotics. Staph aureus bacteremia can lead to infectious endocarditis, a serious infection affecting the heart valves. The incidence of infective endocarditis in the U.S. has increased over the past decade, with over 47,000 cases in 2011, and is likely due to the growth of the at-risk populations, such as older, diabetic and hemodialysis patients. Staph aureus endocarditis remains difficult to treat with current standard of care antibiotics. One reason for this is biofilm formation which prevents antibiotics from eradicating the bacteria, leading to the need for long courses of antibiotic therapy, which are often unsuccessful and necessitate surgery to eradicate bacteria from infected heart valves. MRSA is considered a serious threat to global health by the CDC and a high priority threat by the WHO. Emerging resistance to conventional antibiotics such as vancomycin and daptomycin, which are used to treat MSSA and MRSA, represents an additional serious threat which may have serious consequences in terms of increasing morbidity, mortality and health care utilization.

Our lead product candidate, CF-301, is currently in Phase 2 of clinical development. An ongoing clinical study is evaluating CF-301 used in addition to SOC antibiotics compared to SOC antibiotics alone for the treatment of adult patients with Staph aureus bacteremia, including endocarditis, caused by MRSA or MSSA.

CF-301 is the first lysin to enter U.S. clinical trials and represents a first-in-class anti-bacterial therapeutic candidate. CF-301 has been granted Fast Track designation by the FDA for the development of a parenteral formulation for the treatment of Staph aureus bacteremia, including endocarditis, caused by MRSA or MSSA. If we are able to obtain regulatory approval of CF-301 for this initial indication, we believe CF-301, and/or engineered variants, may be further developed for the treatment of other serious diseases caused by Staph aureus including biofilm-related infections in prosthetic joints and indwelling devices, as well as pneumonia and osteomyelitis.

CF-301: Product Development

Clinical Studies

Phase 2 Clinical Study

We are conducting a multi-center, multi-national Phase 2 clinical study of our lead lysin product candidate, CF-301, for the treatment of Staph aureus bacteremia, including endocarditis, caused by MRSA or MSSA. This randomized, double-blind, placebo-controlled study compares the efficacy, safety and tolerability of CF-301 used in addition to SOC antibiotics to SOC antibiotics alone. The study is expected to enroll 115 patients randomized 3:2 to receive either a single dose of CF-301 administered via 2 hour IV infusion in addition to SOC antibiotics or placebo plus SOC antibiotics. The primary endpoint of the study is early clinical response at Day 14. Clinical response is defined by objective clinical response criteria including survival, reduction/resolution of symptoms, lack of progression of infection and lack of need for additional antistaphylococcal antibiotics, and is adjudicated by an independent clinical adjudication committee of disease area experts. Additional exploratory clinical, microbiologic and health resource utilization endpoints are also being assessed in the trial. An independent Data Safety Monitoring Board (“DSMB”) reviews unblinded safety and PK data from the Phase 2 study on an ongoing basis. The DSMB recommended that we adjust the dose of CF-301 from 0.25mg/kg to 0.12 mg/kg in patients with moderate to severe renal insufficiency to enable these patients to attain the target pharmacokinetic exposure as outlined in the protocol. The DSMB noted that the recommendation was not made on the basis of any observed safety concerns. The protocol has been amended to incorporate this recommendation. Based on our review of blinded data, collected after approximately one-third of the target population was enrolled and dosed, there were no SAEs reported as being related to study drug, no AE reports of hypersensitivity related to study drug and no discontinuations of study drug due to AEs.

If the Phase 2 results are consistent with our expectations regarding the efficacy and safety profile of CF-301, we expect to enter into Phase 3 of clinical development. We believe that a single confirmatory Phase 3 clinical trial will be necessary to support the biologics license application (“BLA”) submission and eventual approval, if any. As such, the Phase 3 study, if commenced, is expected to be a multi-center, multi-national, randomized, double-blind, placebo-controlled study. Specific parameters for Phase 3 will be informed by data from the Phase 2 study once it is completed, and relevant guidance from regulatory authorities.

Phase 1 Clinical Study

In 2015, we concluded a Phase 1 single ascending dose study in healthy volunteers. This trial was a randomized, double-blind, placebo-controlled trial designed to evaluate the safety, tolerability and PK of four different intravenous doses of CF-301. Healthy normal subjects were randomized to receive a single IV dose of CF-301 or placebo, each administered as a two hour intravenous infusion.

In this Phase 1 study, CF-301 was generally well tolerated and there were no clinical adverse safety signals. No SAEs or hypersensitivity AEs related to CF-301 were reported, and no study stopping rules were met. A total of five non-serious AEs were reporting during the study as follows: two subjects who received CF-301 reported a total of three non-serious AEs (headache, contact dermatitis, and allergic rhinitis); two subjects who received placebo reported a total of two non-serious AEs (viral upper respiratory tract infection and viral infection). All of these events were mild in intensity and resolved. No patients withdrew from the study due to an AE. There were no clinically relevant changes in inflammatory markers (e.g. erythrocyte sedimentation rate, high sensitivity c-reactive protein, or complement factors including total hemolytic complement (CH50) associated with CF-301 dosing.

Nine out of 13 subjects dosed with CF-301 developed anti-drug antibodies (“ADAs”) in the study. These ADAs were waning or absent by day 180, and were not correlated with mediators of allergic immune response. Exposure was generally linear, dose dependent and intra-subject variability was low. A pharmacometric analysis of the relationship between CF-301 exposure and heart rate (“HR”), blood pressure and QT interval parameters showed no significant changes in systolic or diastolic blood pressure, HR or HR-corrected QT intervals with increases in CF-301 plasma concentration at the doses tested in the Phase 1 study.

Estimated effective exposure of CF-301, based on in vivo pharmacology, PK/PD exposure target attainment analysis and PK/PD modeling was attained at the 0.25mg/kg dose in healthy subjects. The Phase 1 Clinical Study Report, as well as reports of the animal studies, PK/PD modeling and in vitro clinical microbiology studies were submitted to the regulatory authorities and an End of Phase 1 Meeting with FDA was conducted prior to advancing into Phase 2.

CF-301: In vitro Microbiologic Studies and Animal Models Demonstrate the Therapeutic Potential of CF-301

We believe CF-301 is well differentiated from conventional antibiotics by it spectrum of activity, including:

•	Eradication of biofilms. CF-301 has been shown to clear biofilms in vitro studies and in animal models. Biofilm matrices associated with serious Staph aureus infections form on human tissues (e.g. valve in endocarditis or bone in osteomyelitis) and/or on the abiotic surfaces (e.g. prosthetic joints, catheters and other devices) and protect bacteria from immune defenses. Biofilms pose significant therapeutic challenges by increasing antibiotic tolerance up to 1,000-fold because conventional antibiotics are generally unable to clear or penetrate biofilms and kill dormant Staph aureus bacteria harbored within the biofilms. Hence, surgical removal of infected tissue, catheters, prosthetic joints and other indwelling devices containing Staph aureus biofilms is generally required to eradicate the infections.

•	Rapid, potent and selective bactericidal activity. In vitro, CF-301 kills Staph aureus bacteria within seconds, thereby exerting a bactericidal effect, defined as a 3-log (99.9%) drop in colony forming units (“CFU”) per mL, within about 30 minutes. CF-301 has exhibited potent antibacterial activity against Staph aureus strains that are sensitive to methicillin as well as strains resistant to methicillin, vancomycin, daptomycin, or linezolid. CF-301 is highly targeted against staphylococcal and some streptococcal species, with no demonstrable activity against gram negative organisms. We believe that this targeted effect will substantially reduce negative effects on normal, healthy human bacterial flora, known as the microbiome, in the gastrointestinal (“GI”) tract, in contrast to broad spectrum antibiotics which are widely known to have deleterious effects on the human GI microbiome.

•	Potentiation of the efficacy of conventional anti-staphylococcal antibiotics. We have demonstrated strong synergy between CF-301 and a wide range of antibiotics, which we believe may enable CF-301 to potentiate the efficacy of current standards of care for the treatment of Staph aureus bacteremia, including daptomycin, vancomycin and oxacillin. Because of this and the aforementioned features of CF-301 which are also complimentary to antibiotics, we believe the use of CF-301, in addition to conventional antistaphylococcal antibiotics and, if approved, will provide significantly improved clinical cure rates, compared to antibiotics alone. This therapeutic paradigm is currently being studied in the ongoing Phase 2 clinical trial in patients with Staph aureus bacteremia, including endocarditis.

•	Low propensity for the development of resistance. In vitro models designed to induce the emergence of antibiotic resistance, such as 26 day serial passage studies, have shown a low propensity for bacteria to develop resistance to CF-301. In comparison, resistance to standard of care antibiotics such as daptomycin can readily be induced in the same model. Importantly, the addition of CF-301 to daptomycin or other antibiotics in the same model was observed to suppress the emergence of resistance to conventional antibiotics.

We believe CF-301 has other competitive advantages as well, including:

•	Minimal competition. Vancomycin and daptomycin are the only two antibiotics with label indications in the U.S. for the treatment of Staph aureus bacteremia, including endocarditis due to MSSA and MRSA. Daptomycin, the most recently FDA approved drug for this indication, was approved in 2005. Clinical cure rates at the test of cure visit in the Phase 3 non-inferiority study which led to daptomycin’s approval were less than 50% for both daptomycin and the standard of care comparator. CF-301 has been shown to act synergistically with both daptomycin and vancomycin to improve eradication of Staph aureus in animal studies of Staph aureus endocarditis conducted in different species. As such CF-301 is intended to be used in addition to, not as a replacement for, SOC antibiotics.

•	Patent protection. Our issued composition of matter patent on CF-301 provides protection through 2032, our biofilm patent until 2033 and additional patents, if issued as we expect, could provide further protection beyond 2033.

Eradication of Antibiotic-Resistant Biofilms

Biofilm formation is a common characteristic of certain pathogenic bacteria such as Staph aureus and P. aeruginosa and represents a major therapeutic challenge. Biofilms are characterized by densely packed bacterial cells that grow in communities and are enclosed within a complex matrix of dead bacteria and excess cell wall components. Bacteria harbored within biofilms exhibit significant tolerance to conventional antibiotics, and can be up to 1,000-fold less susceptible than planktonic (or, free-floating) bacteria. Infected human tissues, such as the heart valve in endocarditis or bone in osteomyelitis, and the abiotic surfaces of indwelling medical devices, such as central venous catheters, prosthetic joints and cardiac devices are common sites for biofilm formation in the setting of systemic Staph aureus infections. Because conventional antibiotics are relatively ineffective at penetrating biofilms, long courses of antibiotics are generally required and are often unsuccessful, necessitating surgery (e.g. heart valve or prosthetic joint removal and replacement to eradicate the infection). There is a significant unmet medical need for novel treatment strategies to eradicate biofilms, as there are no medical products currently indicated for, or effective in, the eradication of biofilms.

Because CF-301 disrupts the cell wall of Staph aureus bacteria by enzymatic lysis, we expected CF-301 to be highly active against biofilms and we have performed an extensive battery of studies to profile CF-301’s activity against Staph aureus biofilms. These studies tested CF-301 against biofilms formed on a range of surfaces, including polystyrene (i.e. microtiter plates), glass (i.e. chamber slides), and PVC (i.e. catheter tubing), as well as in human serum, plasma, blood and synovial fluid. The results of these studies as detailed and recently published in Antimicrobial Agents and Chemotherapy (Schuch, et al, AAC, July 2017), provide evidence that CF-301 is a potent antistaphylococcal biofilm agent.

The catheter biofilm studies are particularly notable for demonstrating the sensitivity of MRSA biofilms to CF-301, with surface removal of all biofilm bacteria and matrix elements within 15 to 60 min and the complete sterilization of the intraluminal environment by six hours. The study shown below also provides a useful way to visualize CF-301’s ability to clear biofilm. We inoculated a catheter with MRSA, which attached to the plastic catheter wall and formed a dense three-dimensional structure. We then treated the interior of the catheter with CF-301 at 1xMIC. At various time intervals after treatment the interior of the catheter was sectioned and examined by scanning electron microscopy (“SEM”), select images shown below in Figure 1. In the untreated catheter (left panel) the majority of MRSA cells (little circles in the pictures below) were found within a biofilm. However, within 30 seconds of exposure to CF-301, the dense biofilm was largely removed and only single cells were observed (middle panel). Fifteen minutes following exposure to CF-301 (right panel), the biofilm was completely cleared and residual MRSA cells which had been beneath the biofilm were killed, in effect, sterilizing the catheter. These images illustrate the rapid and highly potent activity of CF-301 against bacterial biofilms.

Figure 1: Sensitivity of Staph Aureus (MRSA) Biofilms Grown on Catheters to CF-301

We recently conducted a pilot study evaluating CF-301’s ability to eradicate biofilm from staphylococcal species formed on the inside of a hemodialysis catheter which was used by a patient with a Staph bloodstream infection. The catheter was removed from the patient as part of clinical care. The catheter was then cut into segments and examined to confirm the presence of biofilm. Catheter segments were assigned to one of three different treatment groups: CF-301, daptomycin (“DAP”) or CF-301 + DAP at the clinically relevant concentration of 1 µg/mL. The endpoint of the study was a reduction in the amount of bacteria (measured in CFUs) on the inside of the catheter. CF-301 eradicated the biofilm and associated bacteria (as shown in Figure 2) at the clinically relevant concentration of 1 µg/mL whereas daptomycin alone did not clear biofilm at 1 µg/mL. The addition of CF-301 to daptomycin resulted in the same clearance as CF-301 alone. The catheter biofilm contained MRSA as well as other staphylococcal species. We believe these data provide important translation of the previously reported potent efficacy of CF-301 against biofilms formed in vitro and in animal models, to biofilms formed in the setting of human disease.

Figure 2: Reduction of Staph species on Explanted Human Catheter to CF-301

••• The circles indicate the limit of detection.

In view of the lack of efficacy of conventional antibiotics against biofilms, we believe CF-301, if approved, may provide an important new therapeutic option to address the biofilm components of invasive Staph aureus infections and potentially forestall or eliminate the need for surgical intervention.

Rapid, potent and selective bactericidal activity

Lysins have demonstrated rapid bactericidal activity. Figure 3 below (from a timekill assay) compares the time it has taken CF-301 to kill bacteria in vitro and exert a bactericidal effect to the time required for daptomycin or vancomycin to do the same. All drugs were administered at a concentration of 1xMIC. CF-301 reduced the number of Staph aureus bacteria in tests on 62 strains (20 MSSA and 42 MRSA strains) by 3-logs within 30 minutes. In contrast, daptomycin required six hours to achieve the same level of cell killing, while vancomycin failed to achieve a 2-log, or 99%, cell kill during the same six-hour test period. The rapid bactericidal activity of CF-301 is one of the important reasons that we believe it could be a highly desirable therapeutic option, if approved, for the treatment of Staph aureus infections.

Figure 3: CF 301’s Rapid Bactericidal Activity In Vitro

•••The circles indicate the limit of detection in the plating assay.

Table 1 below sets forth our findings of CF-301’s effect on Staph aureus isolates, showing that CF-301 killed all Staph aureus isolates tested, regardless of their antibiotic-resistance profile. We tested 250 different drug sensitive and resistant isolates of Staph aureus. The isolates tested (classified by the particular drugs to which they are sensitive or resistant) included MSSA, MRSA, VRSA, linezolid-resistant (“LRSA”) and daptomycin-resistant (“DRSA”) Staph aureus. The isolates were all analyzed to determine their sensitivity to CF-301 and SOC antibiotics. CF-301 was shown to be active against all the strains tested (‘+’), while subsets of the Staph aureus strains were resistant to daptomycin, vancomycin or linezolid (‘–’).

Table 1: In Vitro Sensitivity of Antibiotic-Sensitive and Antibiotic-Resistant Strains to CF-301

Strain (n=250)	CF-301	Daptomycin	Vancomycin	Linezolid
MRSA (120)	+	+	+	+

MSSA (103)	+	+	+	+

DRSA (8)	+	-	+	+

VRSA (14)	+	+	-	+

LRSA (5)	+	+	+	-

Our Standard Bacteremia Model utilizes animals infected with 10 million (107) CFU of MRSA and treated 3 hours later with various doses of therapy or buffer. Figure 4 below presents the dose/response of animals treated with various doses of CF-301 in this model, demonstrating CF-301’s potent anti-Staph activity. All mice receiving at least 0.5 mg/kg of CF-301 demonstrated at least 90% survival, whereas doses below 0.5 mg/kg resulted in lower survival rates.

Figure 4: CF-301 Dose Response in Mice in the Standard Bacteremia Model

Synergy with Standard-of-Care Antibiotics

Synergy is defined as the interaction of two or more agents so that their combined effect is greater than the sum of their individual effects. We identified a strong synergy between lysins and a wide range of antistaphylococcal antibiotics, including daptomycin, vancomycin and oxacillin through in vitro synergy assays. In these tests, synergy was assessed by checkerboard assay using the fractional inhibitory concentration index (“FICI”) for each combination. An FICI mean was derived from each checkerboard based on two consecutive FIC values along the growth/no growth interface. Synergy was defined as an FICI of ≤0.5; strongly additive was >0.5-<1; indifference was 1 to <2; and antagonism was ≥2.

To test and demonstrate this synergy in vivo, we developed the Drug Failure Bacteremia Model where CF-301 could be tested in combination with a SOC antibiotic. The Drug Failure Bacteremia Model utilizes an extremely high infection burden of one billion (109) CFU. This produces such an overwhelming infection in the animals such that SOC antibiotics used as monotherapies at their human equivalent doses failed to produce significant cure rates. We tested daptomycin, vancomycin and oxacillin in this model (data not shown for vancomycin and oxacillin). We then adjusted the dose of CF-301 so that CF-301 monotherapy would also fail to have significant cure rates under these intense infection conditions. To test and demonstrate whether the synergy that we had observed in vitro between CF-301 and SOC antibiotics would lead to improved efficacy in vivo, we then treated groups of animals in the Drug Failure Bacteremia Model with the drugs as monotherapies and also in combination to evaluate if there was an improvement in efficacy.

Figure 5 below presents the results of the combination of CF-301 and daptomycin when used in the Drug Failure Bacteremia Model. All control mice treated with buffer (diamonds) succumbed to bacterial infection within 12 hours. Administration of a clinical dose of daptomycin as a single agent (squares) resulted in clinical failure, as only 31% of mice survived. Similarly, when CF-301 (triangles) was dosed as a single agent at this chosen dose, only 18% of mice survived. In contrast, when mice received the combination of CF-301 and daptomycin (circles), 82% survived the bacterial challenge, demonstrating superiority of the combination therapy over either of the single-drug regimens, with a significantly higher survival rate than the sum of the results from the two monotherapies.

Figure 5: Combination Therapy of CF-301 with Daptomycin in Drug Failure Bacteremia Model

We have tested the combination of CF-301 with daptomycin, vancomycin and oxacillin in multiple experiments with the Drug Failure Bacteremia Model. In each experiment, the combination therapy was shown to be superior to monotherapy with a single drug alone. We have also studied the combination of CF-301 with other antistaphylococcal agents, including linezolid, televancin, nafcillin, cefazolin, clindamycin and azithromycin, in vitro and found CF-301 to be synergistic or strongly additive with each agent against both MSSA and MRSA strains.

To further explore the activity of CF-301 in combination with SOC antibiotics for the treatment of life-threatening, drug-resistant infections, we engaged the LA Biomed Research Institute at Harbor-UCLA Medical Center (“UCLA”) to perform studies in their standard, well characterized rat and rabbit infective endocarditis models. The endpoint of the model is a reduction in the amount of bacteria (measured as CFUs) on the heart valve, in the kidney and in the spleen. The studies examined the activity of CF-301 in combination with daptomycin, in UCLA’s prototypical high-burden biofilm-based model. We worked directly with UCLA to design the study, and the description of the methods and results follows below.

The results of dosing CF-301 in combination with daptomycin as compared to buffer and daptomycin alone in the rat infective endocarditis model are shown in Figure 6 below. In this study, conducted at the laboratory of Dr. Arnold Bayer at UCLA, a single dose of CF-301 used in addition to daptomycin resulted in an additional substantial reduction in CFUs, on top of the reduction in CFUs by daptomycin alone. This study is highly relevant to our understanding of the therapeutic potential of CF-301 and the intended clinical application in a difficult to treat biofilm-based infection. This study demonstrated that a single dose of CF-301, when combined with four days of daptomycin treatment, resulted in a 3-log drop in bacterial burden in the cardiac vegetations and >2-log drop in the kidney and spleen of infected animals relative to daptomycin treatment alone. Importantly, four out of nine animals treated with CF-301 and daptomycin were found to have sterilized kidney, spleen and heart valve vegetations, whereas no animals treated with daptomycin alone had sterilized these tissues.

Figure 6: Single Dose of CF-301 with Daptomycin in Rat Infective Endocarditis Model

We have subsequently conducted additional experiments at UCLA in the rabbit infective endocarditis model in order to both replicate the results of the rat study, but also to examine a range of CF-301 doses in combination with daptomycin as compared to both buffer and daptomycin alone. The results of a dose-ranging study, where a range of single doses of CF-301 was assessed when administered in addition to four days of daptomycin treatment are shown in Figure 7 below. As seen in the rat studies, administration of daptomycin alone resulted in a 3-log reduction in CFUs in the heart valve vegetations in these animals infected with MRSA. The addition of a single dose of CF-301, resulted in an additional ~3-log reduction in CFUs in the cardiac vegetations compared to daptomycin alone at all doses of CF-301 tested (p < 0.002). Using conventional allometric scaling, the 0.7mg/kg dose of CF-301 approximates the human clinical dose of 0.25mg/kg, which is the dose being studied in our Phase 2 clinical trial. This dose together with daptomycin resulted in a 6-log reduction in CFUs compared to buffer (p < 0.001). Of note, efficacy was maintained even at the lowest dose of CF-301 tested (0.09mg/kg) in this study (p < 0.001).

Figure 7: Dose Ranging Study of CF-301 with Daptomycin in Rabbit Infective Endocarditis Model

Collectively, we believe these preclinical data provide additional support to the design of our ongoing Phase 2 study to evaluate the use of CF-301 in addition to SOC antibiotics for the treatment of Staph aureus bacteremia, including endocarditis.

Non-Clinical Activities

Chemistry, Manufacturing and Controls

CF-301 is manufactured using a proprietary engineered E. coli strain that expresses the product in a recombinant manner during the fermentation process. This technology allows production of up to nine grams of CF-301 per liter of fermentation broth. After fermentation, the broth containing CF-301 is separated and purified through a process containing two chromatographic columns. The resulting product has greater than 99% purity.

We intend to further optimize the manufacturing process for increased purity and yield. Once completed, we plan to begin a program to manufacture Phase 3 material. The process will then be scaled up from the current 100 liter fermentation and validated in a series of manufacturing batches to demonstrate consistency. In parallel to the validation, we intend to conduct a comparability program that demonstrates comparability between the final product used in Phase 3 and commercial manufacturing. We intend to include the results in the BLA that we expect to submit to the FDA. Following submission, we expect that the FDA will conduct pre-approval inspections of all manufacturing facilities and determine whether it agrees that our commercial material is sufficiently comparable to our Phase 3 material.

Safety Pharmacology and Toxicology

We conducted non clinical safety pharmacology and toxicology studies in connection with our IND application for CF-301. In these studies CF-301 was well-tolerated in rats for a single two-hour IV administration of doses up to 25mg/kg (determined by us to be the no observable adverse effect level, or “NOAEL”) and that a single dose of 2.5mg/kg was not associated with any effects, adverse or not, and was therefore determined to be the no observable effect level (“NOEL”). CF-301 was well tolerated in these studies in both rats and dogs for seven consecutive days of once daily two-hour IV infusions of up to 2.5mg/kg. In a non-GLP pilot study in rats, 1.0 mg/kg/day was well tolerated for up to seven consecutive days of once daily two-hour IV infusions or IV boluses.

Dose-dependent adverse effects were seen in both species at doses above 25 mg/kg/day for 1 day in the rat and above 2.5 mg/kg/day for seven-consecutive days in both the rat and the dog. The dose limiting toxicity observed was a localized microscopic histopathological change surrounding certain blood vessels. In accordance with industry practice, we intend to study CF-301 in clinical trials at doses much lower than those that caused adverse effects in animals, and we believe these doses to be within the efficacious range of the drug.

Upon first exposure to CF-301, no hypersensitivity reaction was observed in any of our animal studies. Upon administration of a second course of CF-301, given two weeks after completion of the first course, hypersensitivity or hypersensitivity-like findings were observed in mice, rats and dogs. In a dedicated hypersensitivity study in rats, using a model intended to elicit hypersensitivity, findings consistent with hypersensitivity were observed after a two week delayed re-challenge with a second course of CF-301 and were not dose-dependent. In general, in humans, Type I hypersensitivity is an allergic anaphylaxis-like response (e.g., an immediate and potentially life-threatening allergic reaction) and Type III hypersensitivity is a serum sickness-like response (e.g., fever, joint pain, protein in urine, vascular changes). While the nature of hypersensitivity reactions in rats may not necessarily be predictive of hypersensitivity reactions that may occur in humans, we have also considered the risk of hypersensitivity occurring upon first administration of CF-301 due to potential prior exposure to the active protein component of CF-301 from the environment, as it is a naturally occurring protein. Testing for anti-CF-301 antibodies was performed in Phase 1 subjects. No clinical hypersensitivity related to CF-301 was observed in subjects dosed in our Phase 1 study. In our ongoing Phase 2 study, a safety review conducted after approximately one-third of the total target population was enrolled showed that no AE reports of hypersensitivity related to study drug administration have been reported after dosing . We are collecting additional information about the development of ADAs after dosing with CF-301 in the Phase 2 study.

Our Lysin Discovery Platform

The main objective of our lysin discovery platform has been to bring forth a portfolio of lysins that selectively target the largest threats of resistant bacteria, commonly referred to as the ESKAPE pathogens (Enterococcus faecium, Staphylococcus aureus, Klebsiella pneumoniae, Acinetobacter baumannii, Pseudomonas aeruginosa, and Enterobacter species) which are the leading causes of hospital acquired (nosocomial) infections throughout the world.

Lysins are enzymes derived from naturally occurring bacteriophage, which are viruses that infect bacteria. When recombinantly produced and then applied to bacteria, lysins cleave a key component of the target bacteria’s peptidoglycan cell wall, resulting in rapid bacterial cell death. We believe lysins are differentiated from conventional antibiotics, especially regarding their mechanism and speed of action and potent ability to eradicate biofilms. Conventional antibiotics require bacterial cell division and metabolism to occur in order to exert their effect (i.e., cell death or cessation of growth). Based on in vitro tests, lysins, however, are fundamentally different in that they kill bacteria rapidly be enzymatic cleavage of the bacterial cell wall without need for bacterial growth and cell division. Importantly, lysins have a “narrow spectrum” meaning they kill only specific species of bacteria or closely related bacteria. As such, we believe that lysins will not have negative effects on the beneficial, normal human GI microbiome in contrast to conventional “broad spectrum” antibiotics which can kill the body’s normal, beneficial bacteria.

We employ bioinformatics and a series of metagenomic-based techniques to identify and clone bacteriophage lysins from bacterial, viral, and environmental sources. The field of metagenomics is based on the bulk extraction of DNA/RNA from environmental samples (e.g., soil, water, etc.) without prior isolation of individual microbial sources. This is useful when one considers that less than 1% of microbes are culturable under standard laboratory conditions. Once extracted, the metagenomic DNA can then be examined using sequence-based methods or by proprietary functional screens. These functional screens for bacteriophage lysin activity form the major component of our lysin discovery work. Once cloned, our scientists also employ a variety of techniques to further optimize and ‘engineer’ changes to the lysins to introduce specific characteristics which we believe may be favorable for potential therapeutic use.

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

The application of these methods enables the large scale identification of lysins, enabling the production of lysin banks specific for any particular pathogen. We believe the ability to rapidly identify lysins specific for any pathogen of interest, either by in vitro or in silico methods, will provide a steady pipeline of novel lysins for consideration as potential antimicrobial therapeutic candidates. In addition to our proprietary lysin discovery program, we have an active collaborative research agreement through which we provide funding for the discovery of new lysins to Dr. Vincent Fischetti’s Laboratory of Bacterial Pathogenesis and Immunology at The Rockefeller University (“Rockefeller”). We have the first right to negotiate a license to all discoveries concerning lysins through October 2019. We hold worldwide exclusive license rights to patents for composition of matter for nine lysins from Rockefeller. Each lysin targets a specific species of gram-positive bacteria, including drug-sensitive and drug-resistant forms of Staphylococcus aureus, Streptococcus pneumoniae, Enterococcus faecalis, Group B streptococcus and Bacillus anthracis.

The focus of our research and discovery efforts is on identifying lysins which selectively kill specific species of gram-negative bacteria that are considered to be urgent or serious threats to global health by the CDC or critical priorities by the WHO. Emerging strains of multi-drug resistant gram-negative pathogens that are resistant to all or nearly all available antibiotics are considered to be a major global health threat. We believe that lysins which target gram-negative pathogens have the potential to be important therapeutics to combat antimicrobial resistance due to their novel mechanism of action and therapeutic profile, which is complimentary to conventional antibiotics.

Pseudomonas aeruginosa (“P. aeruginosa”) is the primary target of our current gram negative lysin discovery efforts.

P. aeruginosa is a gram-negative pathogen which is common in the environment and is an important and much-feared potential pathogen in hospitals. P. aeruginosa readily develops resistance to conventional antibiotics resulting in the emergence of multidrug resistant (“MDR”) strains, which have become common in some hospitals and regions. P. aeruginosa is a major cause of hospital-acquired infections and is a particularly important cause of infections in immunocompromised hosts, and is also a major pathogen in burn and surgical wound infections. P. aeruginosa is also the most common pathogen isolated from adults with cystic fibrosis, the most common cause of respiratory failure in cystic fibrosis and responsible for the deaths of the majority of these patients.

Invasive P. aeruginosa infections, including ventilator associated pneumonia, blood stream infections, complicated urinary tract infections, and infections following surgery carry some of the highest risks of mortality among hospital acquired infections. An estimated 51,000 healthcare-associated P. aeruginosa infections occur in the United States each year. More than 6,000 (13%) of these are multidrug-resistant, with roughly 400 deaths per year attributed to these infections. Infections caused by multidrug resistant P. aeruginosa are associated with high all-cause mortality, hospital mortality and higher health-care related costs compared to infections caused by susceptible strains.

The discovery and development of lysins which target P. aeruginosa is a focus of our research efforts. In 2017, we were one of the first companies to be awarded a grant from CARB-X to support this effort.

Enterobacteriaceae

The Enterobacteriaceae family of gram-negative bacteria includes Klebsiella pneumoniae (“K. pneumoniae”), Enterobacter species (“Enterobacter” e.g. Enterobacter cloacae) and Escherichia coli (“E. coli”), all of which can cause serious, life-threatening infections, and have demonstrated concerning resistance patterns.

•	K. pneumoniae are common causes of serious, potentially life-threatening invasive infections (e.g. pneumonia, complicated urinary tract, intra-abdominal infections) in hospital settings, particularly in intensive care units and among vulnerable patients with impaired immune systems, diabetes or alcohol-use disorders. The mortality rates for hospital-acquired pneumonia due to K. pneumoniae can exceed 50% in vulnerable patients.

•	Enterobacter cloacae can cause a wide range of invasive infections, and potentially contaminate intravenous fluids and medical devices as the source of deadly outbreaks in the hospital.

•	E. coli is the most frequent cause of community and hospital acquired urinary tract infections and a frequent cause of bloodstream infection. Patients in hospitals, nursing homes, and other healthcare settings whose care requires devices like ventilators (breathing machines), urinary (bladder) catheters, or intravenous (vein) catheters, and patients who are taking long courses of certain antibiotics are most at risk for infection.

The emergence and spread of antimicrobial resistance among Enterobacteriaceae are recognized public health threats which complicate the treatment of serious nosocomial infections.

Enterobacteriaceae can produce enzymes (e.g. “extended-spectrum beta-lactamases (“ESBL”)) that confer resistance to most beta-lactam antibiotics, including penicillins, cephalosporins, and the monobactam aztreonam. Infections with ESBL-producing organisms have been associated with poor outcomes. Approximately 20% of K. pneumoniae infections and 31% of Enterobacter infections in intensive care units in the United States now involve strains which are not susceptible to third-generation cephalosporins. Community and hospital-acquired ESBL-producing Enterobacteriaceae are prevalent worldwide, and their prevalence may be underestimated because reliable identification of ESBL-producing organisms in clinical laboratories can be challenging.

Carbapenem antibiotics are considered to be the best currently available antimicrobial agent to treat infections caused by ESBL-producing Enterobacteriaceae. However, resistance to carbapenems is becoming increasingly prevalent, and the resulting Carbapenem-resistant Enterobacteriaceae (“CRE”), have high levels of resistance to antibiotics. K. pneumoniae and E. coli are a normal part of the human gut bacteria that can become carbapenem-resistant due to enzymes that breakdown carbapenem antibiotics and make them ineffective. Klebsiella pneumoniae carbapenemase (“KPC”) and New Delhi Metallo-beta-lactamase (“NDM”) are two such enzymes that break down carbapenems and make them ineffective. Both of these enzymes have also been reported in P. aeruginosa. CRE infections typically occur in hospitals, nursing homes, and other healthcare settings. Patients who require devices like ventilators (breathing machines), urinary (bladder) catheters, or intravenous (vein) catheters, and/or patients who are taking long courses of certain antibiotics are most at risk for CRE infections. Some CRE bacteria have become resistant to most available antibiotics, are very difficult to treat, and can lead to death in up to 50% of patients who become infected.

We believe that lysins which target K. pneumoniae, Enterobacter and E. coli may be important therapeutic options for the treatment of serious, potentially life-threatening invasive infections caused by multidrug resistant pathogens. Because of the novel mechanism by which lysins kill bacterial, no cross resistance to conventional antibiotics, and as such, KPC, NDM and similar enzymes are not expected to have any effect on the activity of lysins. We believe that lysins may help to improve clinical outcomes of infections caused by these pathogens and thus we are also focusing research efforts to identify and develop lysins which target them.

Monoclonal Antibodies

We are exploring combination therapy with mAbs that bind to target viruses and block certain biological activities or recruit other parts of the immune system to destroy the pathogenic target. The strategies of our mAb program include: (1) targeting conserved regions of the virus or bacteria which are not prone to mutation and (b) targeting multiple proteins expressed from different genes within a bacteria or virus to prevent therapeutic escape and (c) combining mAbs to cover multiple strains for superior outcomes.

Our mAb Program: CF-404

We intend to develop CF-404, a combination of three human mAbs against influenza, as a treatment for potentially life-threatening seasonal and pandemic influenza infections, a disease that kills as many as 49,000 people annually in the U.S. alone. Our preclinical studies to date have shown that CF-404 may have the following attributes:

•	Broad activity against influenza in one formulation. CF-404 exhibits broad activity against influenza strains, including the three principal strains (H1, H3 and B). By targeting conserved regions on the virus, which are not subject to seasonal mutation, we believe that the efficacy of CF-404 will be robust from season to season. The unique triple mAb formulation, allows (1) our mAbs to neutralize many different influenza strains; (2) for a single therapeutic covering all human seasonal and most pandemic influenza strains; and (3) for an immediate therapeutic effect.

•	Minimal resistance potential. Our mAbs target the principal hemagglutinin stalk on the surface of influenza which is a genetically conserved region of the virus, and hence, does not vary from one season to another.

•	Novel inhaled delivery. We intend to develop CF-404 as an inhaled therapy. Inhaled therapy has demonstrated enhanced efficacy at lower doses than systemic administration in animal models. We believe that this delivery route will enable CF-404 to more directly target influenza potentially allowing for increased efficacy, even at low doses.

Influenza Research

In preclinical studies, CF-404 is active against all seasonal strains of influenza, including the three principal strains (H1, H3 and B). These mAbs react with the principal protein, hemagglutinin, on the surface of influenza at a region referred to as the hemagglutinin stalk which is genetically stable and does not vary from one season to another.

We have tested our mAbs in mouse models to evaluate protection against lethal infection with influenza. Figure 8 below shows the effectiveness of CF-404 in mice infected with three different strains of influenza, (H1N1, H3N2 or B), regardless of the strain. Control mice treated with buffer (triangles) all succumbed to viral infection within 7-9 days. By contrast, when we administered a single treatment of CF-404 (squares) 24 hours post-infection, the infected mice appeared perfectly healthy, with weight changes comparable to healthy mice (not pictured).

Figure 8: Effectiveness of CF-404 in Mouse Model

We are developing CF-404 as an inhaled therapy. We believe that this novel delivery route allows CF-404 to target the influenza virus more directly where it resides, in the respiratory system. We have demonstrated efficacy in animal models even when using low doses of our antibodies administered in an aerosolized form. Figure 9 below shows how inhaled CF-404 cured mice infected with the H1N1 strain of influenza. Control mice treated with buffer (diamonds) all succumbed to viral infection within 10 days. By contrast, when we administered a single inhaled treatment of CF-404 (circles) over a range of low doses 24 hours post-infection, the infected mice were protected and fared better with increasing dose (up to 0.82mg/kg) as compared to the 5mg/kg with a systemic dose.

Figure 9: Effectiveness of Inhaled CF-404 in Mouse Model

Currently the standard of care treatment for influenza are neuraminidase inhibitors, such as Tamiflu. The major limitation of Tamiflu is its narrow time window of effectiveness which requires treatment to be administered with 48 hours of the onset of symptoms. The clinical benefit of Tamiflu is greatest when administered early in a patient’s infection, especially within 48 hours of illness onset. To compare the time-to-treat windows of our mAbs to Tamiflu, H1N1 influenza-infected mice were treated with either a single administration of CF-401or a 5 day course of Tamiflu beginning 24-96 hours post infection (“HPI”). Figure 10 below shows the findings of that study, including the finding that Tamiflu treatment had to have been initiated by 24 HPI to cure mice, while treatments beginning at 48, 72 or 96 HPI resulted in 100% death by day 14. In contrast, a single treatment with CF-401 resulted in 100% survival when given any time up to 72 HPI and in 80% survival when given 96 HPI. This result suggests that our mAb treatment may provide effective treatment to influenza patients at later times post-infection when Tamiflu is no longer effective.

Figure 10: CF-401 Provides Greater Therapeutic Window than Tamiflu® in Mouse Model

We are continuing to develop a formulation of CF-404 that would be suitable for human use. Our in vivo data demonstrates that our anti-H1 (CF-401), anti-H3 (CF-402) and anti-B mAbs (CF-403) have been able to protect animals from lethal challenge. Importantly, our studies also show that treatment with our mAbs appears to provide greatly enhanced potency compared to treatment with other mAbs. We believe our combination for the treatment of influenza is a novel approach addressing a high unmet medical need and would offer competitive advantages to the only product widely used on the market today if successfully developed and approved.

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

Our lysin portfolio consists of fifteen (15) U.S. patents, thirteen (13) foreign patents and eighty-nine (89) U.S. and international patent applications that we have licensed from Rockefeller and/or developed in-house. These patents will expire between 2024 and 2033. The patents and patent applications are directed to compositions and methods for the treatment of infections caused by gram-positive bacteria (Group B Streptococci, Staph aureus, Streptococcus pneumonia, Bacillus anthracis (anthrax), Enterococcus faecalis and Enterococcus faecium) and infections caused by gram-negative bacteria (P. aeruginosa, K. pneumoniae, Enterobacter cloacae and E. coli). If patents are granted on our patent applications, which include the patent applications related to CF-301, CF-296 and the gram-negative lysins, they would expire between 2029 and 2039.

Our influenza patent portfolio consists of one (1) U.S. patent, four (4) foreign patents, and fifty-four (54) U.S. and foreign patent applications, which we have licensed from Trellis and/or developed in-house. The patent applications are directed to compositions relating to influenza antibodies as well as to pharmaceutical compositions for administration to patients and to methods for their use in conferring passive immunity against various influenza strains and clades. If patents are granted on these patent applications they would expire between 2031 and 2036.

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

License Agreements—The Rockefeller University

We have entered into the following license agreements with Rockefeller:

•	On July 12, 2011, we entered into a license agreement for the worldwide, exclusive right to a provisional patent application, upon which a non-provisional patent application has since been filed, covering the composition of matter for the lysin PlySS2 for the treatment and prevention of diseases caused by gram-positive bacteria (the “CF-301 License”). We rebranded PlySS2 as CF-301. This license gives us the right to exclusively develop, make, have made, use, import, lease, sell and offer for sale products that would otherwise infringe a claim of this patent application or patent.

•	On June 1, 2011, we entered into a license agreement for the exclusive rights to Rockefeller’s interest in a joint patent application, which is presently pending, covering the method of delivering antibodies through the cell wall of a gram-positive bacteria to the periplasmic space. This intellectual property was developed as a result of the sponsored research agreement between us and Rockefeller, and was jointly discovered and filed by the two parties.

•	On September 23, 2010, we entered into a license agreement for the worldwide, exclusive right to develop, make, have made, use, import, lease and sell, and offer for sale products that would otherwise infringe a claim of the suite of patents and patent applications covering the composition of matter for eight individual lysin molecules for the treatment and prevention of diseases caused by gram-positive bacteria. The lysins in this suite have activity against Group B Streptococci, Staph aureus, Streptococcus pneumonia, Bacillus anthracis, Enterococcus faecalis and Enterococcus faecium.

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

Collaborative Research Agreements—The Rockefeller University

Beginning in October 2009, we entered into a research agreement with Rockefeller where we provided funding for research focused on producing and testing monoclonal antibodies against proteins of Staph aureus, which is now expired On October 24, 2011, we entered into a second research agreement with Rockefeller, where we provided funding for the research primarily to identify lysins, enzymes or small molecules that will kill gram-negative bacteria, and to identify and characterize lysins from Clostridia difficile to be engineered into gut commensal bacteria. This agreement expired on October 25, 2016. On October 25, 2016, we entered into a third research agreement with Rockefeller, where we provide funding for the identification of novel lysin therapeutic candidates that target gram-negative pathogens. The research collaboration will focus on gram-negative pathogens such as P. aeruginosa, E. coli, and K. pneumoniae, including antibiotic-resistant strains.

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

CF-301 is a first-in-class drug candidate and we believe it is the first lysin to enter human clinical trials in the U.S. We believe there is currently no clinical competitor to CF-301 as it was designed with at least six attributes that no single antibiotic possesses, including: (1) a novel mechanism of action, (2) specificity for a target bacteria (only Staph aureus), (3) rapid speed of action, (4) activity across all drug-sensitive and drug-resistant strains of the target bacteria (including MRSA, VRSA and DRSA), (5) the ability to eradicate biofilms, and (6) synergy with antibiotics.

Staph aureus bacteremia is typically treated with oxacillin, or for MRSA strains, daptomycin or vancomycin. We do not see market competition with these drugs, as our strategy is to combine CF-301 with these drugs to aim for superiority over any one of those drugs alone. We are aware of several other clinical trials currently being conducted or recently concluded in patients with Staph aureus bacteremia. Depending on the outcomes of those and future trials, CF-301 may compete with products in development from Genentech, Inc., iNtRon Biotechnology, Inc., and XBiotech, Inc. We believe that CF-301 will be synergistic with other known agents, such as televancin from Theravance, Inc. or ceftobiprole from Basilea Pharmaceutica Ltd., and therefore not competitive with these agents.

We are not aware of any other lysins in clinical development under an IND in the United States. iNtRon Biotechnology Inc., a biotechnology company located in South Korea, is currently conducting a human clinical trial for SAL-200, an endolysin-based drug candidate to evaluate it as a treatment for Staph aureus bacteremia. We will continue to monitor the advancements of SAL-200 as data become available.

CF-404 is intended for the treatment of potentially life-threatening seasonal and pandemic influenza infections. We believe CF-404 has competitive advantages in that it potentially addresses the short-comings of currently marketed products (Tamiflu, Relenza and Rapivab) and other products in development for the following reasons: (1) it may not be prone to drug-resistance due to targeting conserved regions of the influenza virus, (2) it may provide for an increased “time-to-treat” window compared to Tamiflu, Relenza and Rapivab, which are indicated to be used within 48 hours of symptom onset, and (3) it may provide complete coverage against all seasonal and most potential pandemic strains of human influenza without the need for annual reformulation, including influenza B.

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

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical or clinical manufacturing, testing, as well as for commercial manufacture of any products that we may commercialize. We employ the services of Fujifilm UK to supply the drug substance for CF-301. We do not yet have contracts to produce a commercial supply of the drug substance for CF-301; however, we intend to pursue agreements with Fujifilm UK to do so. We employ the services of various vendors to produce CF-301 in its final vialed drug product form. We do not have contracts for the commercial supply of CF-301. We intend to pursue agreements with third party manufacturers regarding commercial supply of vialed drug product at an appropriate future time. We may choose to locate second fill finish third party manufacturers to supply other world regions such as the European Union or Asia.

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

Research and Development Expenses

We have invested $17.3 million, $22.1 million, and $15.0 million in research and development expenses for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Clinical trials to support NDAs or BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug or biologic into healthy human subjects or patients, the product is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug or biologic for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug or biologic and to provide adequate information for the labeling of the product. In most cases, the FDA typically requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug or biologic. A single Phase 3 trial with other confirmatory evidence may be sufficient in some instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The NDA or BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA or BLA is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee. For fiscal year 2017, the application user fee is $2,421,495. The manufacturer and/or sponsor under an approved NDA or BLA are also subject to annual program user fees, currently set at $304,162 per program. These fees are typically adjusted annually.

The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs and BLAs. The FDA aims to review applications for standard review drugs containing new molecular entities or biologic products within ten months of the date the application was submitted for filing, and the goal is to review applications for priority review drugs or biologics in six months of the date the application was accepted for filing. Priority review can be applied to applications for drugs containing new molecular entities or biologics that are intended to treat a serious disease or condition and that, if approved, would provide a significant improvement in safety or effectiveness. The review process for both standard and priority review may be extended by the FDA to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

New Guidance for Industry: “Antibacterial Therapies for Patients With an Unmet Medical Need for the Treatment of Serious Bacterial Diseases” – Potential for Streamlined Development

The FDA issued guidance for the industry in August 2017, which among other things, discusses the potential for antibacterial drug candidates intended to treat serious bacterial infections in patients who have few or no available therapies to be candidates for a streamlined development pathway. According to the guidance, candidates for a streamlined process would be likely to have (1) a new mechanism of action that preserves antibacterial activity against bacteria that have mechanisms of resistance to other available antibacterial drugs; (2) an added inhibitor that neutralizes a mechanism of resistance; (3) an alteration in the structure of the molecule that makes the drug candidate no longer susceptible to the mechanisms of resistance to existing drugs; or (4) some other characteristic that has a potential to lead to enhanced effectiveness.

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

Biosimilars

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), created an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical study, absent a waiver by the Secretary. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. To date, few biosimilars have been licensed under the

BPCIA, and no interchangeable products have been approved under the BPCIA to date. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation which are still being evaluated by the FDA.

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

The current presidential administration and U.S. Congress have recently attempted to repeal or “repeal and replace” the Affordable Care Act. Although those efforts did not succeed, we expect that the presidential administration and U.S. Congress will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate. The President has also issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the burdensome provisions of the Affordable Care Act to the maximum extent permitted by law. There is still uncertainty with respect to the impact the President’s administration and the U.S. Congress may have, if any, on the Affordable Care Act, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.

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

Employees

As of March 7, 2018, we had 23 full-time employees, including 11 employees with advanced degrees. Of these full-time employees, 13 employees are engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Since inception, we have incurred significant losses. Our net losses were $15.5 million, $28.5 million and $25.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

We currently operate with limited resources. We believe that our cash, cash equivalents and marketable securities balance of $46.9 million as of December 31, 2017 will be sufficient to fund our projected operations into the second quarter of 2019. Depending on the level of cash used in or generated from operations, additional capital may be required to sustain operations. We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. Meaningful revenues will likely not be available until and unless any future product candidates are approved by the FDA or comparable regulatory agencies in other countries and successfully marketed, either by us or a partner, an outcome which may not occur. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. If we are unable to continue as a going concern, you could lose all or part of your investment in our Company.

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

Under Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our past transactions, we may have experienced an “ownership change.” At this time, we have not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since our formation, due to the costs and complexities associated with such a study. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted. Further, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for federal or state tax purposes. As of December 31, 2017, we had federal and state net operating loss carryforwards of approximately $145.7 million and $156.0 million, respectively, and federal research and development credits of approximately $1.8 million, the use of which could be limited or eliminated by virtue of one or more “ownership changes.”

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

If Fujifilm UK, or any alternate supplier of active pharmaceutical ingredient, or any supplier of finished drug product for our product candidates, experiences any significant difficulties in its respective manufacturing processes, does not comply with the terms of its agreement with us or does not devote sufficient time, energy and care to providing our manufacturing needs, we could experience significant interruptions in the supply of our product candidates, which could impair our ability to supply our product candidates at the levels required for our clinical trials and commercialization and prevent or delay its successful development and commercialization. For example, a lot of the CF-301 investigational drug product did not meet manufacturing release specifications, resulting in the delay of our Phase 2 study.

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

The current presidential administration and U.S. Congress have recently attempted to repeal or “repeal and replace” the Affordable Care Act. Although those efforts did not succeed, we expect that the presidential administration and U.S. Congress will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate. President Trump has also issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the burdensome provisions of the Affordable Care Act to the maximum extent permitted by law. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have on the Affordable Care Act, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

We may form or seek strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to CF-301, CF-404 and any future product candidate that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near-and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic alliances and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic collaboration or other alternative arrangements for CF-301, CF-404 and any future product candidate because it may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view CF-301, CF-404 and any future product candidate as having the requisite potential to demonstrate safety and efficacy. Any delays in entering into new strategic collaboration agreements could delay the development and commercialization of CF-301, CF-404 and any other product candidate that we develop, which would harm our business prospects, financial condition and results of operations.

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

In addition, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the current presidential administration may impact our business and industry. Namely, the administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions, including the current Executive Orders, will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of March 7, 2018, we have approximately

73.7 million shares of common stock outstanding, of which approximately 71.4 million shares of our outstanding common stock are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 36.3 million shares of our common stock outstanding as of March 7, 2018. Approximately 35.9 shares of common stock underlying the Warrants will be freely tradable upon exercise unless held by our affiliates.

We have registered 6,932,507 shares of our common stock as of March 7, 2018 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The 2014 Plan provides that the number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

Our executive officers and directors hold a significant concentration of our common stock, which could limit the ability of our other stockholders to influence the direction of our Company.

As calculated by the SEC rules of beneficial ownership, the current executive officers and directors of our Company own 6.7% of our outstanding common stock as of March 7, 2018. Accordingly, they collectively have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets and (iii) amendments to our certificate of incorporation or bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. These individuals also have significant control over our business as officers and directors of our Company. There is a risk that they may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

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

The rules and regulations applicable to public companies have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Any failure to maintain effective internal control over financial reporting could have a significant adverse effect on our business and the price of our common stock.

Our management is required to report annually on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

In the future, we may identify material weaknesses or significant deficiencies in our internal control over financial reporting, and we may not be able to remediate them in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation report from our independent registered public accounting firm, if such a report is required. We will be unable to issue securities in the public markets through the use of a shelf registration statement if we are not in compliance with Section 404. Furthermore, failure to achieve and maintain an effective internal control environment could materially adversely affect our business, reduce the market’s confidence in our common stock, adversely affect the price of our common stock and limit our ability to report our financial results accurately and timely.

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

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company until December 31, 2019. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

In the ordinary course of our business, we store sensitive data, including intellectual property, proprietary business information and personally identifiable information, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in significant costs to address and remediate the incident, lead to legal claims or proceedings, disrupt our operations, and damage our reputation.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on the Nasdaq Capital Market under the symbol “CFRX” since September 12, 2014. The following table sets forth the high and low sales prices of our common stock as reported on the Nasdaq Capital Market for each quarter in the years ended December 31, 2017 and December 31, 2016.

Fiscal Year Ended December 31, 2017	High	Low
First Quarter	$2.50	$1.50
Second Quarter	$2.05	$1.10
Third Quarter	$1.61	$0.80
Fourth Quarter	$1.30	$0.85

Fiscal Year Ended December 31, 2016
First Quarter	$4.62	$3.00
Second Quarter	$4.12	$2.10
Third Quarter	$3.28	$2.14
Fourth Quarter	$2.72	$1.35

Holders

On March 7, 2018, the last reported sale price for our common stock on the Nasdaq Capital Market was $1.93 per share. As of March 7, 2018, there were approximately 1,613 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The graph set forth below compares the cumulative total stockholder return on our common stock between September 12, 2014 (the date our common stock began trading on the Nasdaq Capital Market) and December 31, 2017, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 at the market close on September 12, 2014 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

We derived the financial data for the years ended December 31, 2017, 2016 and 2015 and as of December 31, 2017 and 2016 from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the financial data for the years ended December 31, 2014 and 2013 and as of December 31, 2015, 2014 and 2013 from our audited financial statements that are not included elsewhere in this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace our financial statements and related notes. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
Statement of Operations Data	2017	2016	2015	2014	2013
Loss from operations	$(26,563,757)	$(33,532,246)	$(25,065,336)	$(16,935,911)	$(19,296,434)
Net loss attributable to common stockholders	$(15,517,658)	$(28,538,399)	$(25,120,964)	$(34,617,536)	$(23,620,702)
Net loss per share of common stock, basic and diluted	$(0.28)	$(0.85)	$(1.08)	$(3.86)	$(23.35)

	As of December 31,
Balance Sheet Data	2017	2016	2015	2014	2013
Cash, cash equivalents and marketable securities	$46,853,910	$35,161,154	$32,921,653	$27,393,059	$4,145,270
Total assets	50,189,479	37,624,470	35,861,137	30,053,622	9,683,835
Long-term liabilities	14,575,366	13,693,419	1,416,443	1,249,046	16,481,765
Total stockholders’ equity (deficit)	31,193,445	19,512,854	30,675,510	25,581,507	(52,910,500)

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

Overview

We are a clinical-stage biotechnology company focused on discovering and developing therapeutic protein and antibody products for the treatment of life-threatening infectious diseases, including those caused by drug-resistant pathogens, particularly those treated in hospital settings. Drug-resistant infections account for two million illnesses in the United States and 700,000 deaths worldwide each year. We intend to address drug-resistant infections using product candidates from our lysin and monoclonal antibody platforms that target conserved regions of either bacteria or viruses. Lysins are enzymes derived from naturally occurring bacteriophage, which are viruses that infect bacteria. When recombinantly produced and then applied to bacteria, lysins cleave a key component of the target bacteria’s peptidoglycan cell wall, which results in rapid bacterial cell death. Lysins kill bacteria faster than conventional antibiotics, which typically require bacterial cell division and metabolism in order to kill or stop the growth of bacteria. We believe that the properties of our lysins will make them suitable for targeting antibiotic-resistant organisms, such as Staphylococcus aureus (“Staph aureus”) which causes serious infections such as bacteremia, endocarditis, pneumonia and osteomyelitis. In addition, our lysins have demonstrated the ability to clear biofilms in animal models, and we believe they may be useful for the treatment of biofilm-related infections in prosthetic joints, indwelling devices and catheters. Beyond our lysin programs, we are exploring therapies using other phage derived lytic agents, antimicrobial peptides and monoclonal antibodies (“mAbs”).

We have not generated any revenues and, to date, have funded our operations primarily through our IPO, our follow-on public offerings, private placements of convertible preferred stock and convertible debt to our investors, and grant funding received. In our most recent financing in July 2017, we sold 32,000,000 shares of our common stock and warrants to purchase an additional 16,000,000 shares of our common stock at an exercise price of $1.55 per share in an underwritten follow-on offering, generating net proceeds of approximately $37.1 million after underwriting discounts, commissions and offering expenses payable by us.

We have never been profitable and our net losses were $15.5 million, $28.5 million and $25.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Additionally, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

CF-301

We are conducting a multi-site, international Phase 2 clinical study of our CF-301 product candidate for the treatment of adult subjects with Staph aureus bacteremia, including endocarditis, caused by methicillin-resistant (“MRSA”) or methicillin-susceptible (“MSSA”) Staph aureus. This study is a randomized, double-blind, placebo-controlled trial with expected enrollment of 115 patients to evaluate the efficacy, safety, tolerability and PK in our target population. CF-301 is a parenteral formulation, dosed as a single, two-hour IV infusion, of a potent, bactericidal lysin targeting Staph aureus bacteria, making it a highly specific therapeutic candidate. We previously completed a Phase 1 single ascending dose study in healthy volunteers. CF-301 was generally well-tolerated and there were no clinical adverse safety signals in the study. We have worldwide intellectual property, development and commercial rights to CF-301 and expect to fund the future development and commercialization costs related to this program.

Other programs

We continue to explore variants of CF-301 to expand our portfolio of lysins targeting biofilm-dependent Staph aureus infections. We have engineered a novel mutant variant, CF-296, which has properties we believe may make it particularly useful for the treatment of prosthetic joint infections. We are evaluating CF-296 in animal models to further characterize this compound. In addition, we are continuing to progress CF-404, which is an aerosolized treatment for life-threatening human influenza composed of three human mAbs which target all seasonal and most pandemic strains of influenza.

We have focused our research and discovery efforts on identifying lysins that selectively kill specific species of gram-negative bacteria that are considered to be urgent or serious threats to global health by the CDC or critical priority by the WHO. We have also acquired worldwide exclusive license rights to patents for composition of matter for nine lysins from Rockefeller. Each lysin targets a specific species of gram-positive bacteria, including drug-sensitive and drug-resistant forms of Staphylococcus aureus, Streptococcus pneumoniae, Enterococcus faecalis, Group B streptococcus and Bacillus anthracis.

To date, a large portion of our research and development work has related to the establishment of our lysin platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and clinical testing of CF-301. We currently expect to focus the majority of our resources on the CF-301 program. In the future, we intend to further leverage our employee and infrastructure resources across multiple development programs well as research projects. In the years ended December 31, 2017, 2016 and 2015, we recorded approximately $17.3 million, $22.1 million and $15.0 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories, by project, including CF-301 and CF-404, as shown below.

The following table summarizes our research and development expenses by category for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Product development	$10,219,826	$10,331,021	$7,457,384
Personnel related	3,387,749	4,357,177	3,178,451
Professional fees	1,760,608	3,170,364	724,486
Laboratory costs	1,011,766	2,065,064	1,929,799
External research and licensing costs	482,803	1,590,668	1,324,425
Share-based compensation	451,334	587,426	389,967

Total research and development expense	$17,314,086	$22,101,720	$15,004,512

The following table summarizes our research and development expenses by program for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
CF-301	$10,974,804	$8,092,280	$4,847,190
CF-404	797,726	5,639,474	3,315,797
Other research and development	1,707,473	3,425,363	3,273,107
Personnel related and share-based compensation	3,839,083	4,944,603	3,568,418

Total research and development expense	$17,314,086	$22,101,720	$15,004,512

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

We use the Black-Scholes option pricing model to estimate the fair value of stock option awards using various assumptions that require management to apply judgment and make estimates, including:

•	the expected term of the stock option award, which for non-employees we use the remaining contractual term, but for employees we calculate using the simplified method, as prescribed by the

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

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies, of the Notes to Financial Statements, for a discussion of the impact of new accounting standards on our Financial Statements.

Results of Operations

Comparison of years ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	Dollar Change	% Change
Operating expenses:
Research and development	$17,314,086	$22,101,720	$(4,787,634)	(22)%
General and administrative	$9,249,671	$11,430,526	$(2,180,855)	(19)%
Other income	$11,046,099	$4,993,847	$6,052,252	121%

Research and Development Expenses

Research and development expense was $17.3 million for the year ended December 31, 2017, compared with $22.1 million for the year ended December 31, 2016, a decrease of $4.8 million. This decrease was primarily attributable to a $3.3 million decrease in expenses related to our research headcount, which included a reduction in research and development expense of $1.2 million reflecting grant funding received for salaries, benefits and laboratory costs in support of the discovery and study of additional product candidates and a $1.5 million decrease in external professional and consulting fees.

General and Administrative Expenses

General and administrative expense was $9.2 million for the year ended December 31, 2017, compared with $11.4 million for the year ended December 31, 2016, a decrease of $2.2 million. This decrease was primarily attributable to decreases in severance related costs of $1.1 million, a decrease in external professional, consulting and legal fees of $0.5 million, a decrease of $0.4 million in expenses related to our administrative personnel and a $0.2 million decrease in the administrative portion of the expenditure on our office and laboratory facility and related operating expenses from the reduction of the square footage of our leased premises.

Other income

Other income was $11.0 million for the year ended December 31, 2017 compared with $5.0 million for the year ended December 31, 2016, an increase of $6.0 million. This increase was primarily attributable to an increase in non-cash income of $5.2 million related to the change in fair value of our warrant liability, a decrease of $0.6 million in issuance costs allocated to warrants issued in our follow-on offerings and an increase in interest income of $0.2 million.

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

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through proceeds from sales of common stock, common stock and warrants, convertible preferred stock and convertible debt and, to a lesser extent, grant funding. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

Since the date of our initial public offering, we have received gross proceeds of $116.3 million from the sale of registered securities, $9.6 million from the exercise of the Class B Warrants issued in our IPO and $20.0 million from the sale of securities in a private placement.

As of December 31, 2017, we had approximately $46.9 million in cash, cash equivalents and marketable securities. We primarily invest our cash and cash equivalents in commercial money market accounts and our marketable securities in highly rated corporate debt securities.

Cash flows

The following table shows a summary of our cash flows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Net cash provided by (used in):
Operating activities	$(24,528,993)	$(29,300,340)	$(22,182,601)
Investing activities	$(9,359,641)	$(8,968,567)	$(21,600,084)
Financing activities	$37,076,696	$32,103,109	$28,033,013

Net cash used in operating activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities in the year ended December 31, 2017 decreased by $4.8 million as compared to the comparable period in 2016. This is primarily attributable to our decrease in expenditures of CF-404 as we completed drug substance manufacturing in 2016 and focused our development efforts on advancing CF-301 into a Phase 2 clinical study. Net cash used in operating activities increased $7.1 million in the year ended December 31, 2016 as compared to the comparable period in 2015. This increase is attributable to the increase in our loss from operations in 2016 as we advanced our product candidates and expanded our research and administrative headcount.

Net cash (used in) provided by investing activities

Net cash used in investing activities in the years ended December 31, 2017, 2016 and 2015 resulted from the investment of our cash balances into marketable securities less proceeds from any maturities of those securities.

Net cash provided by financing activities

Net cash provided by financing activities in the year ended December 31, 2017 resulted from the completion of a registered offering of our securities to institutional investors in July 2017, resulting in net proceeds of $37.1 million Net cash provided by financing activities in the year ended December 31, 2016 resulted primarily from the completion of a registered offering of our securities to institutional investors in July 2016, resulting in net proceeds of $32.0 million. Net cash provided by financing activities in the year ended December 31, 2015 resulted primarily from the completion of a private placement of our securities to institutional investors in June 2015, resulting in net proceeds of $18.3 million and the exercise of the Class B Warrants issued as part of the Units sold in our IPO, resulting in net proceeds of $9.7 million.

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

We incur significant costs as a public company, including, but not limited to, increased personnel costs, increased directors fees, increased directors and officers insurance premiums, audit and legal fees, investor relations and external communications fees, expenses for compliance with the Sarbanes-Oxley Act and rules implemented by the SEC and Nasdaq and various other costs and expenses.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Operating lease commitments(1)	$7,013,451	$640,514	$1,319,715	$1,373,032	$3,680,190
License and sponsored research agreements(2)	1,912,936	663,187	649,749	400,000	200,000

Total contractual obligations	$8,926,387	$1,303,701	$1,969,464	$1,773,032	$3,880,190

(1)	Represents future minimum lease payments under non-cancelable operating leases for our principal facilities in Yonkers, New York which expire in 2027. The minimum lease payments above do not include certain utility costs, common area maintenance charges or real estate taxes.
(2)	Represents certain amounts payable under our licenses and sponsored research agreements with The Rockefeller University and Trellis Bioscience LLC.

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

The contractual obligations table also does not include any potential contingent payments upon the achievement by us of specified clinical, regulatory and commercial events, as applicable, or royalty payments we may be required to make under license agreements we have entered into with The Rockefeller University and Trellis Bioscience LLC. The occurrence and timing of these events are difficult to predict and subject to significant uncertainty. Since we are unable to reliably estimate the timing and amounts of such milestone and royalty payments, or whether they will occur at all, these contingent payments have been excluded from the table above. See “Note 8—Commitments and Contingencies” on Page F-18 of this Annual Report for additional information.

Effects of Inflation

We do not believe that inflation or changing prices had a significant impact on our results of operations for any periods presented herein.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we are currently not party to, any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2017, we had cash, cash equivalents and marketable securities of $46.9 million. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the fair value of our cash equivalents or marketable securities. If a 10% change in interest rates were to have immediately occurred on December 31, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no changes during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

The board of directors of the Company (“Board”) held a meeting and decreased the size of the Board from eight to seven members (effective immediately following the upcoming annual meeting of stockholders (“Annual Meeting”)) and also approved the slate of director nominees for the Annual Meeting comprising Sol J. Barer, Ph.D., Isaac Blech, Steven C. Gilman, Ph.D., David N. Low, Jr., Michael J. Otto, Ph.D., Roger J. Pomerantz, M.D., F.A.C.P. and Cary W. Sucoff. Ms. Ricciardi notified us on March 14, 2018 that she will not be standing up for re-election at the Annual Meeting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Director Biographical Information

Biographical information concerning each of our directors is set forth below:

Name	Age	Position
Steven C. Gilman, Ph.D.	65	President, Chief Executive Officer, Director, Chairman of the Board
Roger J. Pomerantz, M.D., F.A.C.P.	61	Director, Vice Chairman of the Board
Sol J. Barer, Ph.D.	70	Director, Lead Independent Director
Isaac Blech	68	Director
David N. Low, Jr.	59	Director
Michael J. Otto, Ph.D.	69	Director
Lisa R. Ricciardi	58	Director
Cary W. Sucoff, J.D.	66	Director

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

Sol J. Barer, Ph.D. Dr. Barer has served as a member of our board of directors since April 2011. Dr. Barer served as our Chairman of the board of directors from February 2012 to May 2015. He was appointed Lead Independent Director in May 2015. Dr. Barer spent most of his professional career with the Celgene Corporation. He was Chairman from January 2011 until June 2011, Executive Chairman from June 2010 until January 2011 and Chairman and Chief Executive Officer from May 2006 until June 2010. Dr. Barer was the founder of the biotechnology group at the Celanese Research Company which was subsequently spun out to form Celgene. Dr. Barer serves as Chairman of the board of directors of the public companies Edge Therapeutics, Aevi Genomic Medicine, and Teva Pharmaceutical Industries and the private company Centrexion. He is an advisor to biotechnology/medical companies, the Israel Biotech Fund and not for profit organizations. In 2011, Dr. Barer was Chairman of the University of Medicine and Dentistry of New Jersey Governor’s Advisory Committee which resulted in sweeping changes in the structure of New Jersey’s medical schools and public research universities. He previously served as a Commissioner of the NJ Commission on Science and Technology. He was a member of the Board of Trustees of Rutgers University and served two terms as Chair of the Board of Trustees of BioNJ, the New Jersey biotechnology organization. We believe that Dr. Barer’s significant scientific, executive and board leadership experience in the pharmaceutical and biotechnology industries qualifies him to serve as a member of our board of directors.

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

David N. Low, Jr. Mr. Low has served as a member of our board of directors since April 2014. Mr. Low has worked as an investment banker since 1987, with broad investment and advisory experience in the life sciences, biotechnology and medical technology sectors. Since June 2017, Mr. Low has served as a partner at MTS Healthpartners, a healthcare investment banking boutique. From 2002 to 2015, Mr. Low was a member of Lazard’s Life Sciences Group as a Managing Director and Senior Advisor. Mr. Low has advised on major M&A transactions in the life sciences, biotechnology and medical technology sectors, and has worked with private and public companies to raise capital, including emerging growth companies. Prior to joining Lazard, Mr. Low was a Managing Director at JP Morgan Chase & Co. and a Senior Vice President at Lehman Brothers. Mr. Low serves on the board of directors of the We Teach Science Foundation (as Chairman), the Philharmonia Baroque Orchestra, and the French International School. Mr. Low holds an A.B. from Harvard College, where he graduated cum laude, an M.A. from the Johns Hopkins University School of Advanced International Studies and an M.B.A. from Yale University. We believe that Mr. Low’s significant investment and financial advisory experience qualifies him to serve as a member of our board of directors.

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

Cary W. Sucoff. Mr. Sucoff has served on our board of directors since May 2010. Mr. Sucoff has more than 30 years of securities industry experience encompassing supervisory, banking and sales responsibilities. He has participated in the financing of more than 100 public and private biotech companies. Since 2011, Mr. Sucoff has owned and operated Equity Source Partners LLC, an advisory and consulting firm. In addition to ContraFect, Mr. Sucoff currently serves on the board of directors of Legacy Education Alliance, Inc. and First Wave Technologies, Inc. In addition, Mr. Sucoff currently serves as a consultant to Sapience Therapeutics and Galimedix Pharmaceuticals Inc. Mr. Sucoff is the past President of New England Law/Boston, has been a member of the Board of Trustees for over 25 years and is the current Chairman of the Endowment Committee. Mr. Sucoff received a B.A. from SUNY Binghamton in 1974 and a J.D. from New England School of Law in 1977, where he was managing editor of the Law Review and graduated magna cum laude. He has been a member of the Bar of the State of New York since 1978. We believe that Mr. Sucoff’s broad financial and legal experience qualifies him to serve as a member of our board of directors.

Lisa R. Ricciardi. Ms. Ricciardi has served as a member of our board of directors since February 2017. Since 2015, Ms. Ricciardi has served as an advisor to early state biotechnology companies and investors. From July 2014 through 2015, Ms. Ricciardi served as Senior Vice President for Corporate and Business Development with Foundation Medicine, a molecular information company. From October 2010 to June 2012, she served as Senior Vice President of Business Development at Medco Health Solutions, Inc. until the business was sold. In addition, she was a Venture Partner at Essex Woodlands Health Ventures. Ms. Ricciardi held numerous executive management positions at Pfizer, including Senior Vice President in the Licensing and Development Division, closing more than 25 transactions with multi-national firms and biotechnology companies, as well as managing several key product launches in the global pharmaceuticals division. Ms. Ricciardi is currently a member of the board of directors of United Drug Healthcare Group, PLC in Dublin, Ireland, and was previously a member of the board of directors at Sepracor and Chimerix. Ms. Ricciardi earned an M.B.A. from the University of Chicago and a B.A. degree from Wesleyan University. We believe that Ms. Ricciardi’s significant life sciences, executive and board leadership experience in the pharmaceutical and biotechnology industries qualifies her to serve as a member of our board of directors.

Executive Officers of the Registrant

Biographical information concerning each of our executive officers is set forth below. Information concerning Steven C. Gilman, Ph.D., our Chief Executive Officer, may be found above in the section entitled “Director Biographical Information.”

Natalie Bogdanos, J.D. Ms. Bogdanos, age 49, has served as our General Counsel and Corporate Secretary since August of 2014, and served as a member of the Interim Office of the Chief Executive Officer from March 2017 to June 2017. She has over 19 years of experience in the legal field, almost 13 of which were serving as the chief legal officer of a publicly traded biotechnology company. Prior to joining ContraFect in 2014, Ms. Bogdanos served as Associate General Counsel at Memorial Sloan-Kettering Cancer Center (“MSKCC”), a cancer treatment and research institution, where she held a joint appointment with the Office of the General Counsel and the Office of Technology Development (“OTD”). At MSKCC, she provided legal counsel and guidance to various departments throughout the institution while having sole responsibility for the legal oversight of the OTD. She led the contracts group, managed the institution’s patent portfolio, provided regulatory guidance and compliance, and advised on litigation strategy. Prior to MSKCC, she was General Counsel at Enzo Biochem,

Inc. (“Enzo”), a publicly traded international biotechnology and life science company, from 2003 to 2012. At Enzo, she was responsible for leading the legal department, handling contracts and complex business development agreements, ensuring SEC and regulatory compliance, overseeing litigation and managing Enzo’s portfolio of 500+ patents and patent applications. Previously, Ms. Bogdanos was an associate at Amster, Rothstein & Ebenstein from 1999 to 2003 where her practice focused on patent litigation and patent prosecution. Ms. Bogdanos has also served as a legal consultant to pharmaceutical companies and was a faculty member at the Practising Law Institute. Prior to attending law school, she was a research technician at the Public Health Research Institute where her work focused on Staphylococcus aureus. Ms. Bogdanos is an attorney licensed to practice before the United States Patent and Trademark Office. She is admitted to practice law in New York, the United States District Court, Southern and Eastern District of New York and the United States Court of Appeals for the Federal Circuit. Ms. Bogdanos received her J.D. from New York Law School and her Bachelor of Arts in Biology, with honors, from Queens College of the City University of New York.

Cara Cassino, M.D. Dr. Cassino, age 56, has served as our Chief Medical Officer since September 2015, also as Executive Vice President of Research and Development since October, 2015, and served as a member of the Interim Office of the Chief Executive Officer from March 2017 to June 2017. Dr. Cassino has over 20 years of experience as a clinician and executive in healthcare, including over 15 years of experience in pharmaceutical product development with over 20 successful regulatory submissions in the United States and globally. Prior to joining ContraFect in 2015, Dr. Cassino served as an independent consultant to various pharmaceutical and biotechnology companies, including Scynexis. Prior to that, she served as Senior Vice President at Forest Laboratories, Inc., a biopharmaceutical company (acquired by Actavis plc, now Allergan plc), where she oversaw Global Clinical Development from 2013 to 2014. While at Forest, she was responsible for pre- and post-marketing clinical activities for a portfolio of 35 compounds, and also clinical due diligence for M&A activity, including the $2.9 billion acquisition of Aptalis Pharma and the $1.1 billion acquisition of Furiex Pharmaceuticals. From 2008 to 2013, Dr. Cassino held a number of senior positions at Pfizer, including Global Medical Team Leader of Pfizer’s antibacterial franchise which included Zyvox (linezolid) and Medicines Development Group VP for Pulmonary Vascular Disease and Rare Diseases. Prior to joining Pfizer, Dr. Cassino also served as Executive Medical Director for the late stage U.S. respiratory franchise at Boehringer-Ingelheim Pharmaceuticals, Inc. and was a member of the academic faculty of the Division of Pulmonary and Critical Care Medicine at New York University (NYU) School of Medicine for eight years prior to joining industry. Dr. Cassino received her B.A., summa cum laude, in Chemistry and Fine Arts from NYU where she was elected Phi Beta Kappa, followed by an M.D. from NYU School of Medicine. She completed her internship and residency in Internal Medicine at NYU/Bellevue Hospital and a fellowship in Pulmonary/Critical Care Medicine at NYU and Mount Sinai Medical Centers. Dr. Cassino is Board Certified in both internal medicine and pulmonary medicine.

Michael Messinger, CPA. Mr. Messinger, age 43, currently serves as our Senior Vice President, Finance. He has more than 17 years of experience in finance, accounting and forecasting for clinical development. Prior to joining ContraFect in November 2012 as our Vice President, Finance, he served as Director of Finance at Lexicon Pharmaceuticals, Inc. (“Lexicon”) for eight years and also held the position of Controller for three years. Prior to working at Lexicon, Mr. Messinger served as Controller of Coelacanth Corporation (which was acquired by Lexicon) for two years. While at Lexicon, Mr. Messinger was responsible for the financial management of Lexicon’s partnership with Symphony Capital, LLC, in addition to coordinating fiscal and program management concerning Lexicon’s development programs. Mr. Messinger received his B.B.A. degree in accounting from the University of Michigan. He started his career as an auditor at Ernst & Young LLP.

Josh Muntner. Mr. Muntner, age 49, has served as the Senior Vice President of Business Development since 2015, and served as a member of the Interim Office of the Chief Executive Officer from March 2017 to June 2017. Mr. Muntner has more than 15 years of transaction experience assisting life sciences companies with financing and M&A advisory transactions. Prior to joining ContraFect, he served as Managing Director and Co-Head of Healthcare Investment Banking at Janney Montgomery Scott, a financial services firm from 2012 to 2015. Mr. Muntner was also a Managing Director at ThinkEquity, an investment bank from 2009 to 2012.

Previously, Mr. Muntner spent nine years at Oppenheimer & Co. and its U.S. predecessor, CIBC World Markets, in positions of increasing responsibility. Mr. Muntner also served as an investment banker at Prudential Securities. Mr. Muntner received his B.F.A. degree from Carnegie Mellon and his M.B.A. degree from The Anderson School at UCLA.

Nancy Dong. Ms. Dong, age 52, currently serves as our Vice President, Finance and Administration. She has more than 21 years of experience in accounting, strategic planning, budgeting and forecasting, organizational development, financial systems and controls and human resources. Prior to joining ContraFect in 2010 as Vice President, Controller, she served as controller at XL Marketing, a direct marketing firm, from 2009 to 2010 and at Alley Corp, a company that provides strategic advice to companies within its network, from 2007 to 2009. She also served as Vice President of Finance and Administration at DCM, a tele-services firm supporting the performing arts, from 2002 to 2007. Ms. Dong also held the positions of COO and CFO at Semaphore, a project management software development firm. Ms. Dong received her B.A. degree from Yale University and a MPPM degree from The Wharton School at the University of Pennsylvania. She started her career as a management consultant at Ernst & Young LLP.

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

The remaining information required by this Item 10 will be contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance – Committees of the Board” in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be contained under the heading “Executive Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained under the headings “Executive Compensation – Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be contained under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Index list to Consolidated Financial Statements

The following documents are included on pages F-1 through F-27 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)	Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of ContraFect Corporation, dated August 1, 2014, and Certificate of Amendment, dated May 9, 2016 and Certificate of Amendment dated May 2, 2017	8-K	001-36577	3.1	May 3, 2017

3.2	Amended and Restated Bylaws of ContraFect Corporation	8-K	001-36577	3.2	May 10, 2016

4.1	Form of Common Stock Certificate	S-1/A	333-195378	4.1	July 3, 2014

4.2	Representative’s Warrant, dated August 27, 2014	8-K	001-36577	4.14	October 29, 2015

4.3	Form of Noteholder Warrant	S-1/A	333-195378	4.7	July 3, 2014

4.4	Specimen Unit Certificate	S-1/A	333-195378	4.8	July 1, 2014

4.5	Form of Indenture	S-3	333-206786	4.1	September 4, 2015

4.6	Form of Investor Warrant	8-K	001-36577	4.1	June 12, 2015

4.7	Form of Placement Agent Warrant	8-K	001-36577	4.2	June 12, 2015

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

4.8	Form of Warrant Agreement by and between ContraFect Corporation and the American Stock Transfer & Trust Company, LLC, dated July 27, 2016	8-K	001-36577	4.1	July 27, 2016

4.9	Form of Warrant Certificate	8-K	001-36577	4.2	July 27, 2016

4.10	Form of Warrant Agreement by and between ContraFect Corporation and the American Stock Transfer & Trust Company, LLC, dated July 25, 2017	8-K	001-36577	4.1	July 25, 2017

4.11	Form of Warrant Certificate	8-K	001-36577	4.2	July 25, 2017

10.1	License Agreement, between The Rockefeller University and ContraFect Corporation, dated July 12, 2011	S-1	333-195378	10.1	April 18, 2014

10.2	Lease Agreement, between Hudson View Building #3 LLC and ContraFect Corporation, dated December 1, 2010	S-1	333-195378	10.2	April 18, 2014

10.3	Lease Agreement, between Hudson View Building #3 LLC and ContraFect Corporation, dated January 1, 2012	S-1	333-195378	10.3	April 18, 2014

10.4#	Form of Indemnification Agreement	S-1/A	333-195378	10.4	July 1, 2014

10.5#	Separation and Consulting Agreement by and between ContraFect Corporation and Dr. Barry Kappel, dated April 15, 2015	10-K	001-36577	10.8	March 15, 2016

10.6#	ContraFect Corporation Amended and Restated 2008 Equity Incentive Plan	S-1	333-195378	10.11	April 18, 2014

10.7#	ContraFect Corporation Form of Stock Option Agreement	S-1	333-195378	10.12	April 18, 2014

10.8#	ContraFect Corporation 2008 Equity Incentive Plan	S-1	333-195378	10.13	April 18, 2014

10.9#	ContraFect Corporation 2014 Omnibus Incentive Plan	S-1/A	333-195378	10.14	July 1, 2014

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.10	License Agreement, between Trellis Bioscience LLC and ContraFect Corporation, dated January 29, 2014	S-1/A	333-195378	10.15	July 1, 2014

10.11	Amendment to the Trellis License Agreement, dated June 15, 2014	S-1/A	333-195378	10.16	July 1, 2014

10.12	Form of Securities Purchase Agreement between the Company and Benjamin Small, Birchview Fund, LLC, Broadfin Healthcare Master Fund, Ltd., Cormorant Global Healthcare Master Fund, LP, Jack W. Schuler, Matthew W. Strobeck, Oracle Institutional Partners, LP, Oracle Partners, LP, and Richard B. McCormick, dated June 11, 2015	8-K	001-36577	10.1	June 12, 2015

10.13	Form of Registration Rights Agreement among the Company, Benjamin Small, Birchview Fund, LLC, Broadfin Healthcare Master Fund, Ltd., Cormorant Global Healthcare Master Fund, LP, Jack W. Schuler, Matthew W. Strobeck, Oracle Institutional Partners, LP, Oracle Partners, LP, and Richard B. McCormick and Brookline Group LLC, dated June 11, 2015	8-K	001-36577	10.2	June 12, 2015

10.14#	Separation Agreement and Release, dated March 25, 2016, between ContraFect Corporation and Julia P. Gregory	8-K	001-36577	10.1	March 25, 2016

10.15#	Letter Agreement, dated July 21, 2016, between ContraFect Corporation and Steven C. Gilman, Ph.D.	8-K	001-36577	10.1	July 21, 2016

10.16#	Consulting Agreement by and between the Company and Daniel E. Couto, dated May 1, 2016	10-Q	001-36577	10.1	August 9, 2016

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.17#	Separation and Consulting Agreement by and between ContraFect Corporation and Michael Wittekind, Ph.D., dated October 3, 2016	10-Q	001-36577	10.1	November 9, 2016

10.18#	Letter Agreement, dated March 13, 2017, between ContraFect Corporation and Steven C. Gilman, Ph.D.	8-K	001-36577	10.1	March 13, 2017

10.19#	Offer Letter, dated June 26, 2014, between ContraFect Corporation and Natalie Bogdanos, as amended by Amendment No. 1, dated November 2, 2015	10-K	001-36577	10.27	March 15, 2017

10.20#	Offer Letter, dated August 24, 2015, between ContraFect Corporation and Cara Cassino, M.D.	10-K	001-36577	10.28	March 15, 2017

10.21#	Amendment No. 1 to Offer Letter, dated March 15, 2017, between ContraFect Corporation and Cara Cassino, M.D.	10-K	001-36577	10.29	March 15, 2017

10.22#	Employment Agreement by and between ContraFect Corporation and Nancy Dong dated July 19, 2010					*

10.23#	Employment Agreement by and between ContraFect Corporation and Michael Messinger dated November 5, 2012					*

10.24#	Offer Letter, dated August 6, 2015, between ContraFect Corporation and Joshua B. Muntner					*

10.25#	Separation Agreement and Release, dated January 19, 2018, between ContraFect Corporation and Lisa R. Ricciardi					*

23.1	Consent of Ernst & Young LLP					*

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

CONTRAFECT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ContraFect Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ContraFect Corporation (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Hartford, Connecticut

March 15, 2018

CONTRAFECT CORPORATION

Consolidated Balance Sheets

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$6,995,046	$3,806,984
Marketable securities	39,858,864	31,354,170
Prepaid expenses and other current assets	1,848,063	1,017,645

Total current assets	48,701,973	36,178,799
Property and equipment, net	1,093,903	1,281,152
Other assets	393,603	164,519

Total assets	$50,189,479	$37,624,470

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,302,431	$1,549,845
Accrued liabilities	3,118,237	2,868,352

Total current liabilities	4,420,668	4,418,197
Deferred rent	704,240	994,439
Warrant liabilities	13,549,437	12,698,980
Other liabilities	321,689	—

Total liabilities	18,996,034	18,111,616
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 73,656,006 shares issued and outstanding at December 31, 2017; 100,000,000 shares authorized, 41,656,006 shares issued and outstanding at December 31, 2016	7,366	4,166
Additional paid-in capital	192,896,367	165,678,164
Accumulated other comprehensive loss	(74,820)	(51,666)
Accumulated deficit	(161,635,468)	(146,117,810)

Total stockholders’ equity	31,193,445	19,512,854

Total liabilities and stockholders’ equity	$50,189,479	$37,624,470

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016	2015
Operating expenses:
Research and development, including stock-based compensation of $451,334, $587,426 and $389,967, respectively	$17,314,086	$22,101,720	$15,004,512
General and administrative, including stock-based compensation of $1,171,794, $1,644,456 and $1,599,895, respectively	9,249,671	11,430,526	10,060,825

Total operating expenses	26,563,757	33,532,246	25,065,337

Loss from operations	(26,563,757)	(33,532,246)	(25,065,337)
Other income (expense):
Interest income	418,135	216,616	75,693
Other expense	(905,014)	(1,569,341)	—
Change in fair value of warrant and embedded derivative liabilities	11,532,978	6,346,572	(131,320)

Total other income (expense)	11,046,099	4,993,847	(55,627)

Net loss	$(15,517,658)	$(28,538,399)	$(25,120,964)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.28)	$(0.85)	$(1.08)

Basic and diluted weighted average shares outstanding	55,595,732	33,539,465	23,328,922

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2017	2016	2015
Net loss	$(15,517,658)	$(28,538,399)	$(25,120,964)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(23,154)	(21,293)	(29,746)

Comprehensive loss	$(15,540,812)	$(28,559,692)	$(25,150,710)

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2014	20,217,263	$2,021	$118,038,560	(627)	$(92,458,447)	$25,581,507
Net shares issued in relation to vesting of performance grant	11,778	1	54,300	—	—	54,301
Issuance of common stock for services	28,445	3	167,535	—	—	167,538
Issuance of securities in private placement	4,728,128	474	19,999,526	—	—	20,000,000
Financing cost of sale of securities	—	—	(1,665,554)	—	—	(1,665,554)
Issuance of common stock for exercise of options	23,235	2	—	—	—	2
Issuance of common stock for exercise of warrants	2,473,843	247	9,698,317	—	—	9,698,564
Share-based compensation	—	—	1,989,862	—	—	1,989,862
Unrealized loss on marketable securities	—	—	—	(29,746)	—	(29,746)
Net loss	—	—	—	—	(25,120,964)	(25,120,964)

Balance, December 31, 2015	27,482,692	$2,748	$148,282,546	$(30,373)	$(117,579,411)	$30,675,510
Issuance of common stock for services	31,206	3	93,927	—	—	93,930
Issuance of securities in registered offering	14,000,000	1,400	16,397,372	—	—	16,398,772
Financing cost of sale of securities	—	—	(1,383,548)	—	—	(1,383,548)
Issuance of common stock for exercise of options	2,850	1	—	—	—	1
Issuance of common stock for exercise of warrants	139,258	14	55,984	—	—	55,998
Share-based compensation	—	—	2,231,883	—	—	2,231,883
Unrealized loss on marketable securities	—	—	—	(21,293)	—	(21,293)
Net loss	—	—	—	—	(28,538,399)	(28,538,399)

Balance, December 31, 2016	41,656,006	$4,166	$165,678,164	$(51,666)	$(146,117,810)	$19,512,854
Issuance of securities in registered offering	32,000,000	3,200	27,613,365	—	—	27,616,565
Financing cost of sale of securities	—	—	(2,018,290)	—	—	(2,018,290)
Share-based compensation	—	—	1,623,128	—	—	1,623,128
Unrealized loss on marketable securities	—	—	—	(23,154)	—	(23,154)
Net loss	—	—	—	—	(15,517,658)	(15,517,658)

Balance, December 31, 2017	73,656,006	$7,366	$192,896,367	$(74,820)	$(161,635,468)	$31,193,445

See accompanying notes.

CONTRAFECT CORPORATION

Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(15,517,658)	$(28,538,399)	$(25,120,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	187,249	451,008	537,344
Stock-based compensation expense	1,623,128	2,231,883	1,989,862
Issuance of common stock in exchange for services	—	93,930	167,538
Issuance costs allocated to warrants	905,014	1,569,341	—
Change in fair value of warrant and embedded derivative liabilities	(11,532,978)	(6,346,572)	131,320
(Decrease) Increase in deferred rent	(290,199)	22,320	36,077
Net amortization of premium paid on marketable securities	831,793	428,783	283,915
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current and non-current assets	(1,059,502)	138,352	(808,108)
Increase in accounts payable and accrued liabilities	324,160	649,014	600,415

Net cash used in operating activities	(24,528,993)	(29,300,340)	(22,182,601)
Cash flows from investing activities
Purchases of marketable securities	(53,162,598)	(36,459,405)	(33,524,927)
Proceeds from maturities of marketable securities	43,802,957	27,604,030	11,933,000
Purchases of property and equipment	—	(113,192)	(8,157)

Net cash used in investing activities	(9,359,641)	(8,968,567)	(21,600,084)
Cash flows from financing activities
Proceeds from issuance of equity securities	40,000,000	35,000,000	20,000,000
Payment of financing costs of securities sold	(2,923,304)	(2,952,889)	(1,665,554)
Proceeds from exercise of warrants	—	55,998	9,698,567

Net cash provided by financing activities	37,076,696	32,103,109	28,033,013

Net increase (decrease) in cash and cash equivalents	3,188,062	(6,165,798)	(15,749,672)
Cash and cash equivalents at beginning of period	3,806,984	9,972,781	25,722,453

Cash and cash equivalents at end of period	$6,995,046	$3,806,984	$9,972,781

Supplemental disclosures of cash flow information and non-cash investing and financing activities
Issuance of common stock for services	$—	$93,930	$167,538
Issuance of warrants to purchase common stock	$12,383,435	$18,601,228	$—

See accompanying notes.

ContraFect Corporation

Notes to Financial Statements

December 31, 2017

1. Organization and Description of Business

Organization and Business

ContraFect Corporation (the “Company”) is a clinical-stage biotechnology company focused on protein and antibody therapeutic products for life-threatening infectious diseases, particularly those treated in hospital-based settings. The Company intends to address multi-drug resistant infections using its therapeutic product candidates from its lysin and monoclonal antibody platforms to target conserved regions of either bacteria or viruses. The Company’s most advanced product candidates are CF-301, a lysin for the treatment of Staph aureus bacteremia, including endocarditis and CF-404, a combination of mAbs for the treatment of life-threatening seasonal and pandemic varieties of influenza.

The Company has incurred losses from operations since inception as a research and development organization and has relied on its ability to fund its operations through public and private debt and equity financings. Management believes its cash, cash equivalents and marketable securities balances as of December 31, 2017 will be sufficient to fund operations into the second quarter of 2019 and expects operating losses and negative cash flows to continue at more significant levels in the future as it continues its clinical trials. Transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional public or private equity financings, and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances that such financing will be available to the Company on satisfactory terms, or at all.

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

Principles of Consolidation

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

Marketable Securities

Marketable securities consist of investments in corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. The Company classifies marketable securities available to fund current operations as current assets on its consolidated balance sheets. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in interest income in the consolidated statement of operations and comprehensive loss on a specific-identification basis. There were no realized gains or losses on marketable securities for the years ended December 31, 2017, 2016 or 2015. There were no marketable securities that had been in an unrealized loss position for more than 12 months as of December 31, 2017 or 2016.

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

Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Through December 31, 2017, no impairment of long-lived assets has occurred.

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

The fair value of options is calculated using the Black-Scholes option pricing model on the date of grant based on key assumptions such as stock price, risk free interest rates, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on historical data, peer company data and judgment regarding future trends and factors.

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

The Company is subject to federal, state and local taxes and follows a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the position is “more likely than not” to be sustained assuming examination by tax authorities. Management has reviewed the Company’s tax positions for all open tax years (tax years ended December 31, 2008 through December 31, 2016) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. There are no income tax audits in progress as of December 31, 2017.

Grants

The Company recognizes a receivable and the related reduction in its research and development expenses when the actual reimbursable costs have been incurred and there is reasonable assurance that the Company has complied with the conditions of the grants and the amounts will be received. For the year ended December 31, 2017, the Company recognized a reduction to its research and development expense in the amount of approximately $1.2 million. There were no similar grants recognized for the year ended December 31, 2016 or 2015. The receivable for grants as of December 31, 2017 was $343,372 and is included in prepaid expenses and other current assets. The Company has $2,054,290 of approved grant award funding remaining as of December 31, 2017.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, thus eliminating additional paid-in-capital pools. ASU 2016-09 also changed the threshold to qualify for equity classification from the minimum tax statutory withholding to the maximum tax statutory withholding in the applicable jurisdictions. In addition, companies are required to elect whether to account for forfeitures as they occur or to estimate the number of awards expected to be forfeited and adjust the estimate when it is likely to change, which is the method currently required. The new standard was effective for the annual reporting period beginning January 1, 2017. The Company adopted this guidance as of January 1, 2017. The Company has elected to recognize forfeitures of share-based payment awards as they occur. The prior year windfall benefits that were required to be recognized were not material. These changes were applied on a modified retrospective basis. There was no material impact and cumulative adjustment to accumulated deficit as of January 1, 2017 as a result of the adoption of this standard.

Recent Accounting Pronouncements Not Yet Adopted

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which amended the existing accounting standards for the statement of cash flows by providing guidance on eight classification issues related to the statement of cash flows. ASU 2016-15 will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. The Company does not expect the adoption of ASU 2016-15 will have a material impact on the financial statements and related disclosures.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which amended the existing accounting standards for the statement of cash flows by requiring restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The amendments should be applied retrospectively to all periods presented. The Company does not expect the adoption of ASU 2016-18 will have a material impact on the financial statements and related disclosures.

In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). This new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 allows for prospective application and is effective for fiscal years beginning after December 15, 2017, and interim periods therein with early adoption permitted for interim or annual periods. The Company expects to adopt this guidance effective January 1, 2018. The Company does not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.

3. Marketable Securities

Marketable securities at December 31, 2017 consisted of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$39,933,685	$—	$(74,820)	$39,858,864

Marketable securities at December 31, 2016 consisted of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$31,405,836	$24	$(51,690)	$31,354,170

Corporate debt includes obligations issued by investment-grade corporations, and may include issues that have been guaranteed by governments and government agencies.

The duration periods of available-for-sale debt securities as of December 31, 2017 were as follows:

	Amortized Cost	Fair Value
Duration of one year or less	$38,213,753	$38,144,760
Duration of more than one year	1,719,932	1,714,104

Total	$39,933,685	$39,858,864

At December 31, 2017 and December 31, 2016, the Company held 32 and 29 debt securities, respectively, that individually and in total were in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at December 31, 2017 and December 31, 2016 was $39,858,864 and $29,343,892, respectively. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2017 and December 31, 2016.

4. Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016:

	Fair Value Measurement As of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$5,949,477	$—	$—
Marketable securities	39,858,864	—	—
Warrant liabilities	—	—	13,549,437

Total	$45,808,341	$—	$13,549,437

	Fair Value Measurement As of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3,411,058	$—	$—
Marketable securities	31,354,170	—	—
Warrant liabilities	—	—	12,698,980

Total	$34,765,228	$—	$12,698,980

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

	As of December 31, 2017	As of December 31, 2016
Expected volatility	88.1%	73.9%
Remaining contractual term (in years)	1.67	2.67
Risk-free interest rate	1.89%	1.47%
Expected dividend yield	—%	—%

The Company issued warrants to the purchasers of its 2016 Offering (the “2016 Warrants”). The Company determined that these warrants should be classified as a liability and considered as a Level 3 financial instrument (see also Note 9, “Capital Structure”). The 2016 Warrants will be re-measured at each subsequent reporting period and changes in fair value will be recognized in the consolidated statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	As of December 31, 2017	As of December 31, 2016
Expected volatility	80.3%	79.9%
Remaining contractual term (in years)	3.58	4.58
Risk-free interest rate	2.09%	1.93%
Expected dividend yield	—%	—%

The Company issued warrants to the purchasers of its 2017 Offering (the “2017 Warrants”). The Company determined that these warrants should be classified as a liability and considered as a Level 3 financial instrument (see also Note 9, “Capital Structure”). The 2017 Warrants will be re-measured at each subsequent reporting period and changes in fair value will be recognized in the consolidated statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	As of December 31, 2017	At Issuance on July 25, 2017
Expected volatility	81.5%	82.0%
Remaining contractual term (in years)	4.58	5.00
Risk-free interest rate	2.20%	1.90%
Expected dividend yield	—%	—%

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017, 2016 and 2015:

Warrant liabilities

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$12,698,980	$444,324	$313,004
Issuance of 2017 Warrants	12,383,435	—	—
Issuance of 2016 Warrants	—	18,601,228	—
Change in fair value	(11,532,978)	(6,346,572)	131,320

Balance at end of period	$13,549,437	$12,698,980	$444,324

The key inputs into the Black-Scholes option pricing model are the per share value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liability.

5. Property, Equipment, and Leasehold Improvements

Property, equipment, and leasehold improvements, at cost, consisted of:

	December 31,
	2017	2016
Computer equipment	$19,691	$19,691
Furniture	434,697	434,697
Lab equipment	1,710,881	1,710,881
Leasehold improvements	1,855,004	1,855,004

	4,020,273	4,020,273
Less: accumulated depreciation and amortization	(2,926,370)	(2,739,121)

	$1,093,903	$1,281,152

Depreciation expense was $187,249, $451,008 and $537,344 for the years ended December 31, 2017, 2016 and 2015, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2017	2016
Accrued compensation costs	$2,107,118	$1,597,414
Accrued research and development service fees	578,562	504,193
Accrued facilities operation expenses	221,103	236,296
Accrued professional fees	168,168	299,912
Accrued licensing fees	—	180,000
Other accrued expenses	43,286	50,537

	$3,118,237	$2,868,352

7. Net Loss Per Share of Common Stock

Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding.

The following table sets forth the computation of basic and diluted loss per share for common stockholders:

	Year Ended December 31,
	2017	2016	2015
Net loss applicable to common stockholders	$(15,517,658)	$(28,538,399)	$(25,120,964)
Weighted average shares of common stock outstanding	55,595,732	33,539,465	23,328,922

Net loss per share of common stock—basic and diluted	$(0.28)	$(0.85)	$(1.08)

The following potentially dilutive securities outstanding at December 31, 2017, 2016 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been antidilutive given the Company’s net loss:

	December 31,
	2017	2016	2015
Options to purchase common stock	6,200,151	4,691,746	4,313,755
Warrants to purchase common stock	36,270,103	27,214,775	13,503,107

	42,470,254	31,906,521	17,816,862

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

Amount
Year ending December 31:
2018	$640,514
2019	653,324
2020	666,391
2021	679,719
2022	693,313
Thereafter	3,680,190

$7,013,451

Rent expense is recognized on the straight-line method over the terms of each lease. Rent expense for the years ended December 31, 2017, 2016 and 2015, was approximately $587,000, $880,000 and $873,000, respectively.

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

In consideration for the licenses, we paid Rockefeller license initiation fees in cash and stock and are required to pay annual maintenance fees of $170,000 in 2018 and $200,000 each year thereafter, milestone payments and royalties of up to 5% on net sales from products to Rockefeller. We are allowed to grant sublicenses to third parties without prior approval, subject to certain conditions and the payment of a certain percentage of all payments we receive from sublicensees.

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

Collaborative Research Agreements

Beginning in October 2009, we entered into a research agreement with Rockefeller where we provided funding for the research. The initial agreement focused on producing and testing monoclonal antibodies against proteins of Staph aureus. On October 24, 2011, we entered into a second research agreement with Rockefeller where we provide funding for the research, to identify lysins, enzymes or small molecules that will kill gram-negative bacteria, and identify and characterize lysins from Clostridia difficile to be engineered into gut commensal bacteria. On October 25, 2016, we entered into a third research agreement with Rockefeller, where we provide funding for the identification of novel lysin therapeutic candidates which target gram-negative pathogens. The research collaboration will focus on gram-negative pathogens such as P. aeruginosa, E. coli, and K. pneumoniae, including antibiotic-resistant strains.

Our current agreement runs through October 24, 2019 for which we will provide funding of $493,187 in 2018 and $249,749 in 2019. Either party may terminate the agreement upon breach of the agreement, following 30 days written notice and failure to cure such breach. Following the expiration or termination of the agreement, each party will have a non-exclusive license to use for internal research purposes all research results, including joint intellectual property. If Rockefeller or joint intellectual property develops from these programs, we will have the right-of-first refusal to negotiate to acquire a royalty-bearing license to utilize such intellectual property for commercial purposes.

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

The Company will also be required to make payments to Trellis upon the achievement of specified development and regulatory milestones and upon the achievement of future sales and for royalty on future net sales from products of up to 4%. The Company is allowed to grant sublicenses to third parties. The license agreement terminates upon the earlier of (i) the Company’s decision to terminate the agreement at will or for safety reasons, (ii) material breach by either party that is not cured within ninety (90) days, or (iii) either party’s insolvency.

Separation Agreement

On December 12, 2017, the Company notified Lisa R. Ricciardi that she would no longer be needed to serve as Chief Operating Officer of the Company effective December 31, 2017. Subject to Ms. Ricciardi entering into a separation agreement, the Company accrued expense of $0.7 million for the severance payments and continued medical, dental and vision coverage under the Company’s group healthcare plans, to be provided for a period of 18 months following the effective date of Ms. Ricciardi’s termination, and recognized share-based compensation expense of $0.2 million for the accelerated vesting of all unvested portions of Ms. Ricciardi’s stock option grants. The total amount of these charges was recognized as part of general and administrative expenses in the consolidated statement of operations. Ms. Ricciardi currently remains a member of the Company’s board of directors.

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

9. Capital Structure

Common Stock

As of December 31, 2017, the Company was authorized to issue 200,000,000 shares of common stock at $0.0001 par value per share.

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

The Company issued warrants in both follow-on offerings. The 2017 Warrants have an exercise price of $1.55 per share and expire five years from the date of issuance. The 2016 Warrants have an exercise price of

$3.00 per share and expire five years from the date of issuance. The 2017 Warrants and 2016 Warrants contain a fundamental transaction provision that obligates the Company to cash settle the warrants under a limited set of conditions not entirely within the Company’s control. Due to this conditional obligation, the Company determined that both the 2017 Warrants and the 2016 Warrants should be classified as liabilities in the Company’s consolidated balance sheet. At issuance, the Company determined the fair value of the 2017 Warrants and 2016 Warrants to be $12.4 million and $18.6 million, respectively, and reclassified these balances from stockholders’ equity to warrant liability. The fair value of these warrants is re-measured at each reporting period and changes in fair value are recognized in the consolidated statement of operations (see Note 4, “Fair Value Measurements”). Additionally, the Company allocated approximately $0.9 million and $1.6 million of issuance costs to the 2017 Warrants and 2016 Warrants, respectively, based on the proportion of the proceeds allocated to the fair value of the warrants. The allocated issuance costs were expensed as other expense in the Company’s consolidated statement of operations.

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

Convertible Notes

The Company issued approximately $15.0 million aggregate principal amount of its 8.00% Convertible Notes due May 31, 2015 (the “Convertible Notes”) from June 2013 through June 2014. On August 1, 2014, in conjunction with the closing of the Company’s IPO, the principal amount of the Convertible Notes, and all accrued and unpaid interest thereon, automatically converted into 5,109,988 shares of common stock. Each purchaser of the Convertible Notes also received a warrant which included an exercise price “cap” that was analogous to “down round protection” (the “Note Warrants”). Upon the closing of the IPO and based on the terms of the Note Warrants, the Company determined the total number of shares of the Company’s common stock underlying the Note Warrants to be 3,321,416 at an exercise price of $3.00 per share. There were 3,315,878 shares of common stock underlying the outstanding Note Warrants as of December 31, 2017 and 2016. The Note Warrants expire five years from the date of issuance.

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

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of December 31, 2017, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Options to purchase common stock	6,200,151	4,691,746
Warrants to purchase common stock	36,270,103	27,214,775

	42,470,254	31,906,521

10. Stock Warrants

As of December 31, 2017 and 2016, the Company had warrants outstanding as shown in the table below.

	December 31,
	2017	2016
Note Warrants	3,315,878	3,315,878
Class A Warrants (1)	—	6,880,333
PIPE Warrants	2,364,066	2,364,066
2017 Warrants	16,000,000	—
2016 Warrants	14,000,000	14,000,000
Representative’s Warrant	206,410	206,410
Placement Agent Warrants	189,126	189,126
Other warrants (2)	194,623	258,962

Warrants to purchase common stock	36,270,103	27,214,775
Weighted-average exercise price per share	$2.74	$3.97

(1)	On February 1, 2017, the Class A Warrants to purchase common stock expired in accordance with their terms. As none of the Class A Warrants were exercised prior to expiration, the Class A Warrants have been terminated and are no longer exercisable.
(2)	Other warrants are comprised of warrants issued prior to the Company’s IPO, generally in exchange for services rendered to the Company.

The following table summarizes information regarding the Company’s warrants outstanding and the corresponding exercise price at December 31, 2017:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
≤ $2.00	16,005,714	September 1, 2021 – July 25, 2022
$2.01 - $4.99	17,606,105	June 18, 2018 – July 27, 2021
$5.00 - $7.99	231,409	April 30, 2018 – July 22, 2019
≥ $8.00	2,426,875	June 11, 2018 – January 5, 2022

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

2014 Omnibus Incentive Plan

In April 2014, the Company’s board of directors adopted the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s shareholders on July 3, 2014. The 2014 Plan allows for the granting of incentive and non-qualified stock options, restricted stock and stock unit awards, stock appreciation rights and other performance-based awards to the Company’s employees, members of the board of directors and consultants of the Company. On July 28, 2014, the effective date of the 2014 Plan, the number of shares of common stock reserved pursuant to the 2014 Plan was 571,429. The 2014 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2015 and continuing until the expiration of the 2014 Plan, equal to the lesser of (i) 4% of the outstanding shares of common stock on December 31 immediately preceding such date or (ii) a lesser amount determined by the Company’s board of directors. Consistent with the provision for an annual increase, an additional 3,574,237 shares of common stock have been reserved under the 2014 Plan as of December 31, 2017.

The Company recognizes compensation expense for share-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the year ended December 31, 2017, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	4,691,746	$4.62
Granted	1,770,000	1.62
Exercised	—	—
Expired	(162,633)	4.35
Forfeited	(98,962)	2.29

Options outstanding at December 31, 2017	6,200,151	$3.81	5.96	$150

Vested and exercisable at December 31, 2017	4,663,733	$4.23	5.12	$38

Of the option grants outstanding to purchase 6,200,151 shares of common stock, grants to purchase 657,156 shares of common stock were issued and are outstanding outside the Company’s incentive plans.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $1.62, $3.25 and $4.64, respectively. Total compensation expense recognized amounted to $1,623,128, $2,231,883 and $1,929,112 for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, the total remaining unrecognized compensation cost related to unvested stock options was $1,973,756 which will be recognized over a weighted average period of approximately 2.36 years.

The following weighted average assumptions were used to compute the fair value of stock option grants:

	Year Ended December 31,
	2017	2016	2015
Risk free interest rate	2.07%	1.22%	1.62%
Expected dividend yield	—	—	—
Expected term (in years)	6.01	5.01	5.75
Expected volatility	79.6%	79.5%	74.4%

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

12. 401k Savings Plan

In 2010, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. During 2015, the Company established an employer matching program for participants in the 401(k) Plan. The Company incurred approximately $100,000, $124,000 and $88,000 of expense for matching contributions to the 401(k) Plan during the years ended December 31, 2017, 2016 and 2015, respectively.

13. Income Taxes

The Company has available approximately $145,676,000 and $156,023,000 of unused operating loss carryforwards for federal and state tax purposes, respectively, that may be applied against future taxable income. The net operating loss carryforwards will expire through the year 2037 if not utilized prior to that date. The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets. Based on the Company’s history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, no provision for a deferred tax asset has been made for the tax benefits of the net operating loss carryforwards as the entire amount is offset by a valuation allowance. The valuation allowance decreased by approximately $7,797,000 and increased by approximately $12,846,000 during the years 2017 and 2016, respectively, and was approximately $45,146,000 and $52,943,000 at December 31, 2017 and 2016, respectively.

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

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. For the three years ended December 31, 2017, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not, as yet, conducted a study of research and development (R&D) credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

On December 22, 2017, the Tax Cuts and Jobs Act” (the “2017 Tax Act”) was enacted. The 2017 Tax Act lowered the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, the change in the U.S. federal tax rate required the Company to re-measure its federal deferred tax assets and liabilities. Effective for tax years beginning on January 1, 2018, the 2017 Tax Act repealed the performance exception permitting certain executive officer compensation greater than $1 million to be deducted.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which also provides guidance on accounting for the impacts of the 2017 Tax Act. SAB 118 provides a measurement period of up to one year from enactment for a company to complete its tax accounting under ASC 740. Once a company is able to make a reasonable estimate and record a provisional amount for effects of the 2017 Tax Act, it is required to do so. Given the substantial uncertainties surrounding the Tax Act and the short period of time between December 22, 2017 and December 31, 2017 to calculate the impacts of the 2017 Tax Act, the Company is accounting for its impact on a provisional (estimated) basis as allowed by SAB 118. Such provisional measurement amounts are anticipated to change as remaining analysis and review are completed, until the Company records a final amount within the measurement period.

During the fourth quarter of 2017, the Company reduced its net deferred tax asset balance and offsetting valuation allowance by $18,284,538 as a provisional amount for the re-measurement of its U.S. deferred tax balances. This amount represents the Company’s reasonable estimate of the impact from the 2017 Tax Act.

The principal components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred tax assets/liabilities:
Net operating loss carryovers	$40,879,826	$47,860,522
Share-based compensation	1,702,036	2,168,126
R&D tax credits	1,750,785	1,783,716
Accrued compensation and severance	659,458	902,688
Depreciation	(201,288)	(386,758)
Deferred rent	200,968	392,715
Intangible assets	154,669	221,783

	45,146,454	52,942,793
Valuation allowance	(45,146,454)	(52,942,793)

Net deferred tax assets (liabilities)	$—	$—

A reconciliation of the statutory U.S. Federal rate to the company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal income tax benefit at statutory rate	(34.00)%	(34.00)%	(34.00)%
State income tax, net of federal benefit	(9.95)	(5.49)	(5.49)
Permanent items including change in fair value of warrants	(22.03)	(1.54)	1.99
Change in valuation allowance	(50.33)	42.12	39.70
R&D tax credits	(3.02)	(1.03)	(0.99)
Deferred re-measurement	118.03	—	—
Other	(1.30)	(0.06)	(1.21)

Effective income tax (benefit) expense rate	0%	0%	0%

14. Selected Quarterly Financial Data (Unaudited)

The following tables show a summary of the Company’s unaudited quarterly financial data for each of the four quarters of 2017 and 2016:

	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Loss from operations	$(6,345,013)	$(6,079,121)	$(6,735,188)	$(7,404,435)
Net loss	$(6,348,164)	$(2,836,887)	$(1,575,098)	$(4,757,509)
Net loss per share of common stock, basic and diluted	$(0.15)	$(0.07)	$(0.02)	$(0.06)

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Loss from operations	$(9,154,803)	$(9,777,796)	$(7,891,510)	$(6,708,137)
Net income (loss)	$(8,923,162)	$(9,679,022)	$(10,530,584)	$594,369
Net income (loss) per share of common stock, basic and diluted	$(0.32)	$(0.35)	$(0.28)	$0.01

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

Signature	Title	Date

/s/ Steven C. Gilman, Ph.D.	President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	March 15, 2018
Steven C. Gilman, Ph.D.

/s/ Michael Messinger	Senior Vice President, Finance and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2018
Michael Messinger

/s/ Sol J. Barer, Ph.D.	Lead Independent Director	March 15, 2018
Sol J. Barer, Ph.D.

/s/ Isaac Blech	Director	March 15, 2018
Isaac Blech

/s/ David N. Low, Jr.	Director	March 15, 2018
David N. Low, Jr.

/s/ Michael J. Otto, Ph.D.	Director	March 15, 2018
Michael J. Otto, Ph.D.

/s/ Roger J. Pomerantz, M.D., F.A.C.P.	Vice Chairman of the Board	March 15, 2018
Roger J. Pomerantz, M.D., F.A.C.P.

/s/ Lisa R. Ricciardi	Director	March 15, 2018
Lisa R. Ricciardi

/s/ Cary W. Sucoff	Director	March 15, 2018
Cary W. Sucoff