Form 10-Q
period 2018-03-31
CONTRAFECT Corp
filed 2018-05-10
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the registrant’s Common Stock outstanding as of May 7, 2018 was 73,658,506.

CONTRAFECT CORPORATION

FORWARD LOOKING STATEMENTS

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

CONTRAFECT CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONTRAFECT CORPORATION

Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$3,470,519	$6,995,046
Marketable securities	36,379,938	39,858,864
Prepaid expenses and other current assets	1,817,132	1,848,063

Total current assets	41,667,589	48,701,973
Property and equipment, net	1,138,824	1,093,903
Other assets	355,420	393,603

Total assets	$43,161,833	$50,189,479

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,520,892	$1,302,431
Accrued liabilities	2,402,055	3,118,237

Total current liabilities	3,922,947	4,420,668
Deferred rent	696,481	704,240
Warrant liabilities	25,823,996	13,549,437
Other liabilities	206,689	321,689

Total liabilities	30,650,113	18,996,034

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 73,658,506 and 73,656,006 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	7,366	7,366
Additional paid-in capital	193,337,923	192,896,367
Accumulated other comprehensive loss	(91,620)	(74,820)
Accumulated deficit	(180,741,949)	(161,635,468)

Total stockholders’ equity	12,511,720	31,193,445

Total liabilities and stockholders’ equity	$43,161,833	$50,189,479

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating expenses
Research and development	$4,735,340	$4,201,698
General and administrative	2,248,829	2,143,315

Total operating expenses	6,984,169	6,345,013

Loss from operations	(6,984,169)	(6,345,013)
Other income (expense):
Interest income	152,247	76,650
Change in fair value of warrant liabilities	(12,274,559)	(79,801)

Total other expense	(12,122,312)	(3,151)

Net loss	$(19,106,481)	$(6,348,164)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.26)	$(0.15)

Basic and diluted weighted average shares outstanding	73,656,534	41,656,006

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(19,106,481)	$(6,348,164)
Other comprehensive gain:
Unrealized (loss) gain on available-for-sale securities	(16,800)	5,895

Comprehensive loss	$(19,123,281)	$(6,342,269)

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(19,106,481)	$(6,348,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,355	45,559
Stock-based compensation expense	437,681	380,911
Change in fair value of warrant liabilities	12,274,559	79,801
Decrease in deferred rent	(7,759)	(2,363)
Net amortization of premium on marketable securities	100,994	95,008
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current and non-current assets	69,114	(444,208)
(Decrease) increase in accounts payable, accrued liabilities and other liabilities	(612,721)	8,734

Net cash used in operating activities	(6,810,258)	(6,184,722)
Cash flows from investing activities
Purchases of marketable securities	(3,603,756)	—
Proceeds from sales of marketable securities	6,964,888	7,092,320
Purchases of property and equipment	(79,276)	—

Net cash provided by investing activities	3,281,856	7,092,320
Cash flows from financing activities
Proceeds from exercise of warrants	3,875	—

Net cash provided by financing activities	3,875	—

Net (decrease) increase in cash and cash equivalents	(3,524,527)	907,598
Cash and cash equivalents at beginning of period	6,995,046	3,806,984

Cash and cash equivalents at end of period	$3,470,519	$4,714,582

See accompanying notes.

CONTRAFECT CORPORATION

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

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

The Company has incurred losses from operations since inception as a research and development organization and has relied on its ability to fund its operations through public and private debt and equity financings. Management believes its cash, cash equivalents and marketable securities balances as of March 31, 2018 will be sufficient to fund operations through the second quarter of 2019 and expects operating losses and negative cash flows to continue at more significant levels in the future as it continues its clinical trials. Transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional public or private equity financings, and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances that such financing will be available to the Company on satisfactory terms, or at all.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2017 was derived from the Company’s audited consolidated financial statements. The Company’s audited consolidated financial statements as of and for the year ended December 31, 2017, including all related disclosures and the complete listing of significant accounting policies as described in Note 2 thereof, are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 15, 2018.

In the opinion of management, the unaudited financial information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Marketable Securities

Marketable securities consist of investments in corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. The Company classifies marketable securities available to fund current operations as current assets on its consolidated balance sheets. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in interest income in the consolidated statement of operations and comprehensive loss on a specific-identification basis. There were no realized gains or losses on marketable securities for the three months ended March 31, 2018 or 2017. There were no marketable securities that had been in an unrealized loss position for more than 12 months as of March 31, 2018 or 2017.

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

Grants

The Company recognizes a receivable and the related reduction in its research and development expenses when the actual reimbursable costs have been incurred and there is reasonable assurance that the Company has complied with the conditions of the grants and the amounts will be received. For the three months ended March 31, 2018 and 2017, the Company recognized a reduction to its research and development expense in the amount of approximately $370,000 and $82,000, respectively. The receivable for grants as of March 31, 2018 was $428,815 and is included in prepaid expenses and other current assets. The Company has $1,684,425 of approved grant award funding remaining as of March 31, 2018.

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

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued a new Accounting Standards Update, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for certain changes. The Company adopted ASU 2016-01 as of January 1, 2018 and there was no impact to the Company’s financial statements and related disclosures.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which amended the existing accounting standards for the statement of cash flows by providing guidance on eight classification issues related to the statement of cash flows. ASU 2016-15 is effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. The Company adopted ASU No. 2016-15 as of January 1, 2018 and there was no impact to the Company’s financial statements and related disclosures.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which amended the existing accounting standards for the statement of cash flows by requiring restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The amendments should be applied retrospectively to all periods presented. The Company adopted ASU No. 2016-18 as of January 1, 2018 and there was no impact to the Company’s financial statements and related disclosures.

In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). This new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 allows for prospective application and is effective for fiscal years beginning after December 15, 2017, and interim periods therein with early adoption permitted for interim or annual periods. The Company adopted ASU No. 2017-09 as of January 1, 2018 and there was no impact to the Company’s financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued a new Accounting Standards Update, Leases (ASU 2016-02). ASU 2016-02 is aimed at making leasing activities more transparent and comparable and requires most leases be recognized by lessees on the balance sheets as a right-of-use asset and corresponding lease liability, regardless of whether they are classified as finance or operating leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact of the new pronouncement on the Company’s financial statements and related disclosures. The Company anticipates the adoption of ASU 2016-02 to result in the recognition of additional assets and corresponding liabilities related to leases on its balance sheet and not to have a material impact on its results of operations or cash flows.

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

3. Marketable Securities

Marketable securities at March 31, 2018 consist of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$36,471,558	$2,350	$(93,970)	$36,379,938

Marketable securities at December 31, 2017 consisted of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$39,933,685	$—	$(74,820)	$39,858,864

At March 31, 2018, the Company held only investments that have maturities of less than one year.

At March 31, 2018 and December 31, 2017, the Company held 27 and 32 debt securities, respectively, that individually and in total were in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2018 and December 31, 2017 was $32,604,030 and $39,858,864, respectively. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of March 31, 2018 and December 31, 2017.

4. Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	Fair Value Measurement as of March 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3,094,855	$—	$—
Marketable securities	36,379,938	—	—
Warrant liabilities	—	—	25,823,996

Total	$39,474,793	$—	$25,823,996

	Fair Value Measurement as of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$5,949,477	$—	$—
Marketable securities	39,858,864	—	—
Warrant liabilities	—	—	13,549,437

Total	$45,808,341	$—	$13,549,437

The Company issued a warrant to the representative of the underwriter of its initial public offering (the “Representative’s Warrant”). The Company determined that this warrant should be classified as a liability and considers it as a Level 3 financial instrument (see also Note 7, “Capital Structure”). The Representative’s Warrant is re-measured at each subsequent reporting period and changes in fair value are recognized in the consolidated statement of operations. The following assumptions were used in a Black- Scholes option-pricing model to determine the fair value of the warrant liability:

	As of	As of
	March 31, 2018	December 31, 2017
Expected volatility	88.3%	88.1%
Remaining contractual term (in years)	1.42	1.67
Risk-free interest rate	2.26%	1.89%
Expected dividend yield	—%	—%

The Company issued warrants to the purchasers of its 2016 Offering (the “2016 Warrants”), The Company determined that these warrants should be classified as a liability and considered as a Level 3 financial instrument (see also Note 7, “Capital Structure”). The 2016 Warrants are re-measured at each subsequent reporting period and changes in fair value are recognized in the consolidated statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	As of	As of
	March 31, 2018	December 31, 2017
Expected volatility	78.4%	80.3%
Remaining contractual term (in years)	3.33	3.58
Risk-free interest rate	2.48%	2.09%
Expected dividend yield	—%	—%

The Company issued warrants to the purchasers of its 2017 Offering (the “2017 Warrants”). The Company determined that these warrants should be classified as a liability and considered as a Level 3 financial instrument (see also Note 7, “Capital Structure”). The 2017 Warrants are re-measured at each subsequent reporting period and changes in fair value are recognized in the consolidated statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	As of	As of
	March 31, 2018	December 31, 2017
Expected volatility	82.2%	81.5%
Remaining contractual term (in years)	4.33	4.58
Risk-free interest rate	2.56%	2.20%
Expected dividend yield	—%	—%

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017:

Warrant liabilities

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$13,549,437	$12,698,980
Increase in fair value (1)	12,274,559	79,801

Balance at end of period	$25,823,996	$12,778,781

(1)	The change in fair values of the warrant liabilities is recorded in other expenses in the consolidated statement of operations.

The key inputs into the Black-Scholes option pricing model are the current per-share value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liabilities.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2018	December 31, 2017
Accrued research and development service fees	$991,861	$578,562
Accrued compensation costs	866,616	2,107,118
Accrued professional fees	269,915	168,168
Accrued facilities operation expenses	188,637	221,103
Other accrued liabilities	85,026	43,286

Total accrued liabilities	$2,402,055	$3,118,237

6. Net Loss Per Share of Common Stock

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding.

The following table sets forth the computation of basic and diluted net loss per share for common stockholders:

	Three Months Ended March 31,
	2018	2017
Net loss	$(19,106,481)	$(6,348,164)
Weighted average shares of common stock outstanding	73,656,534	41,656,006

Net loss per share of common stock—basic and diluted	$(0.26)	$(0.15)

The following potentially dilutive securities outstanding at March 31, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive given the Company’s net loss:

	March 31,
	2018	2017
Options to purchase common stock	7,475,106	5,907,782
Warrants to purchase common stock	36,267,603	20,334,442

Total	43,742,709	26,242,224

7. Capital Structure

Common Stock

As of March 31, 2018, the Company was authorized to issue 200,000,000 shares of common stock at $0.0001 par value per share.

Follow-on Offerings

On July 25, 2017, the Company sold 32,000,000 shares of its common stock and warrants to purchase an additional 16,000,000 shares of its common stock in an underwritten follow-on offering for gross proceeds of $40.0 million. The Company received net proceeds of approximately $37.1 million after underwriting discounts, commissions and offering expenses payable by the Company. Warrants to purchase 2,500 shares of common stock were exercised during the three months ended March 31, 2018.

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

Convertible Notes

The Company issued approximately $15.0 million aggregate principal amount of its 8.00% Convertible Notes due May 31, 2015 (the “Convertible Notes”) from June 2013 through June 2014. On August 1, 2014, in conjunction with the closing of the Company’s IPO, the principal amount of the Convertible Notes, and all accrued and unpaid interest thereon, automatically converted into 5,109,988 shares of common stock. Each purchaser of the Convertible Notes also received a warrant with an exercise price “cap” that was analogous to “down round protection” (the “Note Warrants”). Upon the closing of the IPO and based on the terms of the Note Warrants, the Company determined the total number of shares of the Company’s common stock underlying the Note Warrants to be 3,321,416 at an exercise price of $3.00 per share. There were 3,315,878 shares of common stock underlying the outstanding Note Warrants as of March 31, 2018. The Note Warrants expire five years from the date of issuance.

Voting

The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings.

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of March 31, 2018, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Options to purchase common stock	7,475,106	6,200,151
Warrants to purchase common stock	36,267,603	36,270,103

	43,742,709	42,470,254

8. Stock Warrants

As of March 31, 2018 and December 31, 2017, the Company had warrants outstanding as shown in the table below.

	March 31, 2018	December 31, 2017
Note Warrants	3,315,878	3,315,878
PIPE Warrants	2,364,066	2,364,066
2017 Warrants	15,997,500	16,000,000
2016 Warrants	14,000,000	14,000,000
Representative’s Warrant	206,410	206,410
Placement Agent Warrants	189,126	189,126
Other warrants (1)	194,623	194,623

Warrants to purchase common stock	36,267,603	36,270,103

Weighted-average exercise price per share	$2.74	$2.74

(1)	Other warrants are comprised of warrants issued prior to the Company’s IPO, generally in exchange for services rendered to the Company.

The following table summarizes information regarding the Company’s warrants outstanding at March 31, 2018:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
≤ $2.00	16,003,214	September 1, 2021 – July 25, 2022
$2.01 - $4.99	17,606,105	June 18, 2018 – July 27, 2021
$5.00 - $7.99	231,409	April 30, 2018 – July 22, 2019
≥ $8.00	2,426,875	June 11, 2018 – January 5, 2022

	36,267,603

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

2014 Omnibus Incentive Plan

In April 2014, the Company’s board of directors adopted the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s stockholders on July 3, 2014. The 2014 Plan allows for the granting of incentive and non-qualified stock options, restricted stock and stock unit awards, stock appreciation rights and other performance-based awards to the Company’s employees, members of the board of directors and consultants of the Company. On July 28, 2014, the effective date of the 2014 Plan, the number of shares of common stock reserved pursuant to the 2014 Plan was 571,429. The 2014 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ended December 31, 2015 and continuing until the expiration of the 2014 Plan, equal to the lesser of (i) 4% of the outstanding shares of common stock on December 31 immediately preceding such date or (ii) an amount determined by the Company’s board of directors. Consistent with the provision for an annual increase, an additional 6,520,477 shares of common stock have been reserved under the 2014 Plan.

The Company recognized compensation expense for share-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the three months ended March 31, 2018, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	6,200,151	$3.81
Granted	2,145,000	1.44
Exercised	—	—
Expired	(782,233)	3.95
Forfeited	(87,812)	1.86

Options outstanding at March 31, 2018	7,475,106	3.13	7.43	$553,775

Vested and exercisable at March 31, 2018	4,169,578	4.12	6.03	$181,325

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the three months ended March 31, 2018 and 2017 was $1.44 and $1.75, respectively. Total compensation expense recognized amounted to $437,681 and $380,911, for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the total remaining unrecognized compensation cost related to unvested stock options was $3,569,426 which will be recognized over a weighted average period of approximately 3.07 years.

The following assumptions were used to compute the fair value of stock option grants:

	Three Months Ended March 31,
	2018	2017
Risk free interest rate	2.56%	2.11%
Expected dividend yield	—	—
Expected term (in years)	6.06	6.06
Expected volatility	82.2%	78.7%

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

10. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date. In accordance with SAB 118, the Company determined a provisional amount for the impact on its prior year deferred tax assets and valuation allowance in its prior year financial statements. The Company has not updated the provisional amounts and expects to complete the final assessment of the impact within the measurement period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition in conjunction with the information set forth in our financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission (“SEC”) on March 15, 2018.

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

We have never been profitable and our net losses were $19.1 million for the three months ended March 31, 2018. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we will need additional financing to support our continuing operations. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

To date, a large portion of our research and development work has related to the establishment of our lysin platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and clinical testing of CF-301. We currently expect to focus the majority of our resources on the CF-301 program. In the future, we intend to further leverage our employee and infrastructure resources across multiple development programs as well as research projects. In the three months ended March 31, 2018 and 2017, we recorded approximately $4.7 million and $4.2 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories, by project, including CF-301 and CF-404, as shown below.

The following table summarizes our research and development expenses by category for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Product development	$2,984,061	$1,651,294
Personnel related	752,028	899,139
Professional fees	514,429	715,285
Laboratory costs	286,651	264,547
External research and licensing costs	34,525	559,508
Share-based compensation	163,646	111,925

Total research and development expense	$4,735,340	$4,201,698

The following table summarizes our research and development expenses by program for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
CF-301	$3,437,180	$1,604,743
CF-404	4,000	686,368
Other research and development	378,486	899,523
Personnel related and share-based compensation	915,674	1,011,064

Total research and development expense	$4,735,340	$4,201,698

We anticipate that our research and development expenses will increase substantially in connection with the commencement of any additional clinical trials for our product candidates. However, the successful development of future product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Critical Accounting Policies and Use of Estimates

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

During the three-month period ended March 31, 2018, there have been no material changes to our critical accounting policies from the information provided in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2017 filed by us with the SEC on March 15, 2018.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated.

	Three Months Ended March 31,
	2018	2017	Dollar Change
Operating expenses:
Research and development	$4,735,340	$4,201,698	$533,642
General and administrative	$2,248,829	$2,143,315	$105,514
Other expense	$12,122,312	$3,151	$12,119,161

Comparison of three months ended March 31, 2018 and 2017

Research and Development Expenses

Research and development expense was $4.7 million for the three months ended March 31, 2018, compared with $4.2 million for the three months ended March 31, 2017, an increase of $0.5 million. This increase was primarily attributable to a $1.8 million increase in spending on our actively enrolling Phase 2 clinical trial of CF-301 in patients with Staph aureus bacteremia, including endocarditis, compared to the three months ended March 31, 2017, which was prior to initiation of the study. This increase was partially offset by decreases in expenditures on CF-404 of $0.7 million and a reduction in expenses for other research and development cost of $0.6 million primarily due to an increase in grant funding received.

General and Administrative Expenses

General and administrative expense was $2.2 million for the three months ended March 31, 2018, compared with $2.1 million for the three months ended March 31, 2017, an increase of $0.1 million. The increase is due primarily to the costs incurred for financial filing fees and professional services during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Other income (expense), net

Other expense was $12.1 million for the three months ended March 31, 2018, compared with less than $0.1 million for the three months ended March 31, 2017, an increase of $12.1 million. The increase in other expense relates to the non-cash expense resulting from the change in fair value of our warrant liabilities.

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

As of March 31, 2018, we had approximately $39.9 million in cash and cash equivalents and marketable securities. We primarily invest our cash and cash equivalents in commercial money market accounts and our marketable securities in highly rated corporate debt securities.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$(6,810,258)	$(6,184,722)
Investing activities	$3,281,856	$7,092,320
Financing activities	$3,875	$—

Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities for the three months ended March 31, 2018 increased by $0.6 million as compared to the same period in 2017, due to increased operating expenditure on our Phase 2 clinical trial of CF-301 in patients with Staph aureus bacteremia, including endocarditis.

Investing Activities

Net cash provided by investing activities in the three months ended March 31, 2018 resulted from the proceeds received from the maturities of marketable securities less funds used to purchase marketable securities and capital equipment. Net cash provided by investing activities for the three months ended March 31, 2017 resulted from the proceeds received from the maturities of marketable securities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 resulted from the exercise of warrants. There were no financing activities for the three months ended March 31, 2017.

Funding Requirements

All of our product candidates are in early clinical or preclinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	initiate additional clinical trials of our product candidates;

•	continue our ongoing preclinical studies, and initiate additional preclinical studies, of our product candidates;

•	continue the research and development of our other product candidates and our platform technology;

•	seek to identify additional product candidates;

•	acquire or in-license other products and technologies;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish, either on our own or with strategic partners, a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	maintain, leverage and expand our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

We believe that our existing cash and cash equivalents and marketable securities, together with interest thereon, will be sufficient to fund our operations through the second quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Contractual Obligations and Commitments” in our Annual Report on Form 10-K filed with the SEC on March 15, 2018.

Effects of Inflation

We do not believe that inflation or changing prices had a significant impact on our results of operations for any periods presented herein.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we are currently not party to, any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2018, we had cash, cash equivalents and marketable securities of $39.9 million. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the fair value of our cash equivalents or marketable securities. If a 10% change in interest rates were to have immediately occurred on March 31, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no such changes during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2018. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and common stock price. Other factors may exist that we do not consider significant based on information that is currently available. In addition, new risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect us. Past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

Since inception, we have incurred significant operating losses. Our net loss was $19.1 million for the three months ended March 31, 2018 and $15.5 million for the year ended December 31, 2017. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

We currently operate with limited resources. We believe that our cash, cash equivalents and marketable securities balance of $39.9 million as of March 31, 2018 will be sufficient to fund our projected operations through the second quarter of 2019. Depending on the level of cash used in operations, additional capital may be required to sustain operations. We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. Meaningful revenues will likely not be available until and unless any future product candidates are approved by the FDA or comparable regulatory agencies in other countries and successfully marketed, either by us or a partner, an outcome which may not occur. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. If we are unable to continue as a going concern, you could lose all or part of your investment in our Company.

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

If Fujifilm UK, or any alternate supplier of active pharmaceutical ingredient, or any supplier of finished drug product for our product candidates experiences any significant difficulties in its respective manufacturing processes, does not comply with the terms of its agreement with us or does not devote sufficient time, energy and care to providing our manufacturing needs, we could experience significant interruptions in the supply of our product candidates, which could impair our ability to supply our product candidates at the levels required for our clinical trials and commercialization and prevent or delay its successful development and commercialization. For example, a lot of the CF-301 investigational drug product did not meet manufacturing release specifications, resulting in the delay of our Phase 2 study.

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

The unfavorable consequences of any plaintiff attorney investigation or the adverse outcome of litigation or arbitration proceedings commenced by or against us could materially harm our business.

The unfavorable consequences of any investigation by a plaintiff attorney could damage our reputation and disrupt our business. The adverse outcome of any litigation or arbitration proceedings commenced by or against us could have a material adverse effect on our business and impede the achievement of our development and commercialization objectives.

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

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of May 7, 2018, we have approximately 73.7 million shares of common stock outstanding, of which approximately 71.4 million shares of our outstanding common stock are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 36.3 million shares of our common stock outstanding as of May 7, 2018. Approximately 35.9 shares of common stock underlying the warrants will be freely tradable upon exercise unless held by our affiliates.

We have registered 6,932,507 shares of our common stock as of May 7, 2018 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The 2014 Plan provides that the number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

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

Risks Related to Cybersecurity, Data Protection and Privacy

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

Our collection, processing, storage, use and transmission of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, and differing views on data privacy.

The regulatory environment with regard to privacy and data protection issues is increasingly challenging. In particular, the European Union (“EU”) has recently adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation (“GDPR”), which comes into effect in May of 2018. The proposed EU data protection regime extends the scope of the EU data protection law to all foreign companies processing data of EU residents. It provides for a harmonization of the data protection regulations throughout the EU, thereby making it easier for non-European companies to comply with these regulations. It imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover, or €20 million and includes new rights such as the “portability” of personal data. Although the GDPR will apply across the EU without a need for local implementing legislation, as has been the case under the current data protection regime, local data protection authorities (“DPAs”) will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis.

We are in the process of implementing the GDPR and its requirements. Our actual or alleged failure to comply with this regulation, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity, increase our operating costs, subject us to claims or other remedies and have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation dated August 1, 2014, Certificate of Amendment, dated May 9, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 10, 2016), and Certificate of Amendment dated May 2, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 3, 2017)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 10, 2016)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContraFect Corporation

Date: May 10, 2018	By:	/s/ Steven C. Gilman, Ph.D.
Steven C. Gilman, Ph.D.
President and Chief Executive Officer

Date: May 10, 2018	By:	/s/ Michael Messinger
Michael Messinger
Senior Vice President, Finance (Principal Financial and Accounting Officer)