Form 10-Q
period 2018-06-30
CONTRAFECT Corp
filed 2018-08-09
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the registrant’s Common Stock outstanding as of August 7, 2018 was 79,409,556.

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

CONTRAFECT CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONTRAFECT CORPORATION

Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$4,569,648	$6,995,046
Marketable securities	28,724,373	39,858,864
Prepaid expenses and other current assets	2,201,899	1,848,063

Total current assets	35,495,920	48,701,973
Property and equipment, net	1,102,098	1,093,903
Other assets	355,420	393,603

Total assets	$36,953,438	$50,189,479

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,094,997	$1,302,431
Accrued liabilities	3,627,244	3,118,237

Total current liabilities	4,722,241	4,420,668
Deferred rent	690,714	704,240
Warrant liabilities	38,626,579	13,549,437
Other liabilities	72,747	321,689

Total liabilities	44,112,281	18,996,034
Commitments and contingencies	—	—
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 73,659,556 and 73,656,006 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	7,366	7,366
Additional paid-in capital	193,755,684	192,896,367
Accumulated other comprehensive loss	(44,052)	(74,820)
Accumulated deficit	(200,877,841)	(161,635,468)

Total stockholders’ (deficit) equity	(7,158,843)	31,193,445

Total liabilities and stockholders’ equity	$36,953,438	$50,189,479

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses
Research and development	$5,252,334	$3,757,168	$9,987,674	$7,958,867
General and administrative	2,244,120	2,321,953	4,492,949	4,465,268

Total operating expenses	7,496,454	6,079,121	14,480,623	12,424,135

Loss from operations	(7,496,454)	(6,079,121)	(14,480,623)	(12,424,135)
Other (expense) income:
Interest income	163,145	45,369	315,392	122,019
Change in fair value of warrant liabilities	(12,802,583)	3,196,865	(25,077,142)	3,117,064

Total other (expense) income	(12,639,438)	3,242,234	(24,761,750)	3,239,083

Net loss	$(20,135,892)	$(2,836,887)	$(39,242,373)	$(9,185,052)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.27)	$(0.07)	$(0.53)	$(0.22)

Basic and diluted weighted average shares outstanding	73,658,529	41,656,006	73,657,537	41,656,006

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(20,135,892)	$(2,836,887)	$(39,242,373)	$(9,185,052)
Other comprehensive gain:
Unrealized gain on available-for-sale securities	47,568	26,472	30,768	32,367

Comprehensive loss	$(20,088,324)	$(2,810,415)	$(39,211,605)	$(9,152,685)

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(39,242,373)	$(9,185,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	71,081	91,099
Stock-based compensation expense	853,814	727,803
Change in fair value of warrant liabilities	25,077,142	(3,117,064)
Decrease in deferred rent	(13,526)	(1,779)
Net amortization of premium on marketable securities	315,673	319,313
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current and non-current assets	(315,653)	(1,212,252)
Increase (decrease) in accounts payable, accrued liabilities and other liabilities	52,631	(787,286)

Net cash used in operating activities	(13,201,211)	(13,165,218)
Cash flows from investing activities
Purchases of marketable securities	(11,129,302)	(1,953,630)
Proceeds from sales of marketable securities	21,978,888	16,191,000
Purchases of property and equipment	(79,276)	—

Net cash provided by investing activities	10,770,310	14,237,370
Cash flows from financing activities
Proceeds from exercise of warrants	5,503	—

Net cash provided by financing activities	5,503	—

Net (decrease) increase in cash and cash equivalents	(2,425,398)	1,072,152
Cash and cash equivalents at beginning of period	6,995,046	3,806,984

Cash and cash equivalents at end of period	$4,569,648	$4,879,136

See accompanying notes.

CONTRAFECT CORPORATION

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

1. Organization and Description of Business

Organization and Business

ContraFect Corporation (the “Company”) is a clinical-stage biotechnology company focused on protein and antibody therapeutic products for life-threatening infectious diseases, particularly those treated in hospital-based settings. The Company intends to address multi-drug resistant infections using its therapeutic product candidates from its lysin and monoclonal antibody platforms to target conserved regions of either bacteria or viruses. The Company’s most advanced product candidate is CF-301 (exebacase), a lysin which is being studied as a treatment of Staph aureus bacteremia, including endocarditis in a Phase 2 clinical trial. The Company is also focused on expanding its gram-negative lysin pipeline through the discovery and development of lysins that target antibiotic-resistant gram-negative pathogens which are considered to be urgent or serious threats to global health by the U.S. Center for Disease Control or critical priorities by the World Health Organization. Beyond the lysin programs, the Company is exploring therapies using other phage-derived lytic agents, anti-microbial peptides and monoclonal antibodies.

On August 3, 2018, the Company completed an underwritten public offering of 5,750,000 shares of its common stock, including shares sold pursuant to the fully exercised overallotment option granted to the underwriters in connection with the offering, at a public offering price of $2.00 per share, resulting in net proceeds to the Company of approximately $10.4 million after underwriting discounts and commissions and offering expenses payable by the Company.

The Company has incurred losses from operations since inception as a research and development organization and has relied on its ability to fund its operations through public and private debt and equity financings. Management believes its cash, cash equivalents and marketable securities balances as of June 30, 2018, together with the net proceeds from the offering completed on August 3, 2018 will be sufficient to fund operations into the first quarter of 2020 and expects operating losses and negative cash flows to continue at more significant levels in the future as it continues its clinical trials. Transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional public or private equity financings, and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances that such financing will be available to the Company on satisfactory terms, or at all.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2017 was derived from the Company’s audited consolidated financial statements. The Company’s audited consolidated financial statements as of and for the year ended December 31, 2017, including all related disclosures and the complete listing of significant accounting policies as described in Note 2 thereof, are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 15, 2018.

In the opinion of management, the unaudited financial information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three months ended June 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Marketable Securities

Marketable securities consist of investments in corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. The Company classifies marketable securities available to fund current operations as current assets on its consolidated balance sheets. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ (deficit) equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in interest income in the consolidated statement of operations and comprehensive loss on a specific-identification basis. There were no realized gains or losses on marketable securities for the three and six months ended June 30, 2018 or 2017. There were no marketable securities that had been in an unrealized loss position for more than 12 months as of June 30, 2018 or 2017.

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

Grants

The Company recognizes a receivable and the related reduction in its research and development expenses when the actual reimbursable costs have been incurred and there is reasonable assurance that the Company has complied with the conditions of the grants and the amounts will be received. For the three and six months ended June 30, 2018 and 2017, the Company recognized a reduction to its research and development expense in the amount of approximately $394,000, $764,000, $474,000 and $556,000, respectively. The receivable for grants as of June 30, 2018 was approximately $498,000 and is included in prepaid expenses and other current assets. The Company has $1,290,621 of approved grant award funding remaining as of June 30, 2018.

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

In June 2018, the FASB issued Accounting Standards Update, Compensation-Stock Compensation (ASU 2018-07), which simplifies the accounting for share-based payments granted to nonemployees by aligning the accounting with the requirements for employee share-based compensation. The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company is assessing the impact of the adoption of this guidance on its consolidated financial statements and whether or not to adopt early.

3. Marketable Securities

Marketable securities at June 30, 2018 consist of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$28,768,425	$187	$(44,239)	$28,724,373

Marketable securities at December 31, 2017 consisted of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$39,933,685	$—	$(74,820)	$39,858,864

At June 30, 2018, the Company held only investments that have maturities of less than one year.

At June 30, 2018 and December 31, 2017, the Company held 26 and 32 debt securities, respectively, that individually and in total were in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2018 and December 31, 2017 was $26,937,473 and $39,858,864, respectively. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of June 30, 2018 and December 31, 2017.

4. Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	Fair Value Measurement as of June 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$4,136,112	$—	$—
Marketable securities	28,724,373	—	—
Warrant liabilities	—	—	38,626,579

Total	$32,860,485	$—	$38,626,579

	Fair Value Measurement as of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$5,949,477	$—	$—
Marketable securities	39,858,864	—	—
Warrant liabilities	—	—	13,549,437

Total	$45,808,341	$—	$13,549,437

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

	As of June 30, 2018	As of December 31, 2017
Expected volatility	69.2%	88.1%
Remaining contractual term (in years)	1.17	1.67
Risk-free interest rate	2.33%	1.89%
Expected dividend yield	—%	—%

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

	As of June 30, 2018	As of December 31, 2017
Expected volatility	83.5%	80.3%
Remaining contractual term (in years)	3.08	3.58
Risk-free interest rate	2.63%	2.09%
Expected dividend yield	—%	—%

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

	As of June 30, 2018	As of December 31, 2017
Expected volatility	78.8%	81.5%
Remaining contractual term (in years)	4.08	4.58
Risk-free interest rate	2.68%	2.20%
Expected dividend yield	—%	—%

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018 and 2017:

Warrant liabilities

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$25,823,996	$12,778,781	$13,549,437	$12,698,980
Increase (decrease) in fair value (1)	12,802,583	(3,196,865)	25,077,142	(3,117,064)

Balance at end of period	$38,626,579	$9,581,916	$38,626,579	$9,581,916

(1)	The change in fair values of the warrant liabilities is recorded in other (expense) income in the consolidated statement of operations.

The key inputs into the Black-Scholes option pricing model are the current per-share value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liabilities.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2018	December 31, 2017
Accrued research and development service fees	$1,770,749	$578,562
Accrued compensation costs	1,170,573	2,107,118
Accrued professional fees	461,878	168,168
Accrued facilities operation expenses	207,450	221,103
Other accrued liabilities	16,594	43,286

Total accrued liabilities	$3,627,244	$3,118,237

6. Net Loss Per Share of Common Stock

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding.

The following table sets forth the computation of basic and diluted net loss per share for common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(20,135,892)	$(2,836,887)	$(39,242,373)	$(9,185,052)
Weighted average shares of common stock outstanding	73,658,529	41,656,006	73,657,537	41,656,006

Net loss per share of common stock—basic and diluted	$(0.27)	$(0.07)	$(0.53)	$(0.22)

The following potentially dilutive securities outstanding at June 30, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive given the Company’s net loss:

	June 30,
	2018	2017
Options to purchase common stock	7,266,054	6,036,984
Warrants to purchase common stock	31,678,614	20,272,873

Total	38,944,668	26,309,857

7. Capital Structure

Common Stock

As of June 30, 2018, the Company was authorized to issue 200,000,000 shares of common stock at $0.0001 par value per share.

Follow-on Offerings

On July 25, 2017, the Company sold 32,000,000 shares of its common stock and warrants to purchase an additional 16,000,000 shares of its common stock in an underwritten follow-on offering for gross proceeds of $40.0 million. The Company received net proceeds of approximately $37.1 million after underwriting discounts, commissions and offering expenses payable by the Company. Warrants to purchase 1,050 and 3,550 shares of common stock were exercised during the three and six months ended June 30, 2018, respectively.

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

Private Placement

On June 12, 2015, the Company sold an aggregate of 4,728,128 common shares and warrants to purchase an additional 2,364,066 shares of common stock for gross proceeds of $20.0 million in a private placement (the “PIPE”). The Company received net proceeds from the PIPE of $18.3 million, after deducting expenses payable by the Company. The warrants had an exercise price of $8.00 per share and expired three years from the date of issuance (the “PIPE Warrants”). None of the PIPE Warrants were exercised prior to expiration on June 12, 2018 and therefore have been terminated and are no longer exercisable.

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

Convertible Notes

The Company issued approximately $15.0 million aggregate principal amount of its 8.00% Convertible Notes due May 31, 2015 (the “Convertible Notes”) from June 2013 through June 2014. On August 1, 2014, in conjunction with the closing of the Company’s IPO, the principal amount of the Convertible Notes, and all accrued and unpaid interest thereon, automatically converted into 5,109,988 shares of common stock. Each purchaser of the Convertible Notes also received a warrant with an exercise price “cap” that was analogous to “down round protection” (the “Note Warrants”). Upon the closing of the IPO and based on the terms of the Note Warrants, the Company determined the total number of shares of the Company’s common stock underlying the Note Warrants to be 3,321,416 at an exercise price of $3.00 per share. There were 2,209,588 Note Warrants that expired in June 2018 and therefore have been terminated and are no longer exercisable. There are 1,106,290 shares of common stock underlying the remaining outstanding Note Warrants as of June 30, 2018. The Note Warrants expire five years from the date of issuance.

Voting

The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings.

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of June 30, 2018, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Options to purchase common stock	7,266,054	6,200,151
Warrants to purchase common stock	31,678,614	36,270,103

	38,944,668	42,470,254

8. Stock Warrants

As of June 30, 2018 and December 31, 2017, the Company had warrants outstanding as shown in the table below.

	June 30, 2018	December 31, 2017
Note Warrants	1,106,290	3,315,878
PIPE Warrants	—	2,364,066
2017 Warrants	15,996,450	16,000,000
2016 Warrants	14,000,000	14,000,000
Representative’s Warrant	206,410	206,410
Placement Agent Warrants	189,126	189,126
Other warrants (1)	180,338	194,623

Warrants to purchase common stock	31,678,614	36,270,103

Weighted-average exercise price per share	$2.32	$2.74

(1)	Other warrants are comprised of warrants issued prior to the Company’s IPO, generally in exchange for services rendered to the Company.

The following table summarizes information regarding the Company’s warrants outstanding at June 30, 2018:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
≤ $2.00	16,002,164	September 1, 2021 – July 25, 2022
$2.01 - $4.99	15,396,517	August 19, 2018 – July 27, 2021
≥ $5.00	279,933	July 22, 2019 – January 5, 2022

	31,678,614

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

The Company recognized compensation expense for share-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the six months ended June 30, 2018, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	6,200,151	$3.81
Granted	2,280,000	1.45
Exercised	—	—
Expired	(862,035)	3.93
Forfeited	(352,062)	1.74

Options outstanding at June 30, 2018	7,266,054	3.15	7.15	$2,501,000

Vested and exercisable at June 30, 2018	4,413,576	4.00	5.96	$810,006

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2018 and 2017 was $1.63, $1.45, $1.60 and $1.73, respectively. Total compensation expense recognized amounted to $416,133, $853,814, $346,892 and $727,803, for the three and six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the total remaining unrecognized compensation cost related to unvested stock options was approximately $3.0 million which will be recognized over a weighted average period of approximately 2.85 years.

The following assumptions were used to compute the fair value of stock option grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Risk free interest rate	2.81%	1.89%	2.57%	2.08%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.40	5.54	6.02	6.00
Expected volatility	82.5%	81.7%	82.3%	79.1%

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

11. Subsequent Events

On August 3, 2018, the Company completed an underwritten public offering of 5,750,000 shares of its common stock, including shares sold pursuant to the fully exercised overallotment option granted to the underwriters in connection with the offering, at a public offering price of $2.00 per share, resulting in net proceeds to the Company of approximately $10.4 million after underwriting discounts and commissions and offering expenses payable by the Company.

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

We have not generated any revenues and, to date, have funded our operations primarily through our IPO, our follow-on public offerings, private placements of convertible preferred stock and convertible debt to our investors, and grant funding received. We recently completed an underwritten public offering of 5,750,000 shares of our common stock, including shares sold pursuant to the fully exercised overallotment option granted to the underwriters, at a public offering price of $2.00 per share on August 3, 2018, resulting in net proceeds to us of approximately $10.4 million after underwriting discounts and commissions and offering expenses payable by us.

We have never been profitable and our net losses were $20.1 million and $39.2 million for the three and six months ended June 30, 2018, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we will need additional financing to support our continuing operations. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

CF-301 (exebacase)

We are conducting a multi-site, international Phase 2 clinical study of our CF-301 product candidate for the treatment of adult subjects with Staph aureus bacteremia, including endocarditis, caused by methicillin-resistant (“MRSA”) or methicillin-susceptible (“MSSA”) Staph aureus. This study is a randomized, double-blind, placebo-controlled trial with expected enrollment of 115 patients to evaluate the efficacy, safety, tolerability and pharmacokinetics in our target population. As of the end of the second quarter, there have been no serious adverse events which we have determined are related to study drug. CF-301 is a parenteral formulation, dosed as a single, two-hour IV infusion, of a potent, bactericidal lysin targeting Staph aureus bacteria, making it a highly specific therapeutic candidate. We previously completed a Phase 1 single ascending dose study in healthy volunteers. CF-301 was generally well-tolerated and there were no clinical adverse safety signals in the study. We have worldwide intellectual property, development and commercial rights to CF-301 and expect to fund the future development and commercialization costs related to this program.

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

To date, a large portion of our research and development work has related to the establishment of our lysin platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and clinical testing of CF-301. We currently expect to focus the majority of our resources on the CF-301 program. In the future, we intend to further leverage our employee and infrastructure resources across multiple development programs as well as research projects. In the three and six months ended June 30, 2018, we recorded approximately $5.3 million and $10.0 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories, by project, including CF-301 and CF-404, as shown below.

The following table summarizes our research and development expenses by category for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product development	$3,626,402	$1,777,667	$6,610,463	$3,428,961
Personnel related	674,483	976,613	1,426,511	1,875,752
Professional fees	481,956	554,363	996,385	1,269,648
Laboratory costs	289,696	281,230	576,346	545,777
External research and licensing costs	9,505	59,129	44,031	618,638
Share-based compensation	170,292	108,166	333,938	220,091

Total research and development expense	$5,252,334	$3,757,168	$9,987,674	$7,958,867

The following table summarizes our research and development expenses by program for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
CF-301	$4,009,779	$2,256,703	$7,446,959	$3,861,446
CF-404	—	79,038	4,000	765,406
Other research and development	397,780	336,648	776,266	1,236,172
Personnel related and share-based compensation	844,775	1,084,779	1,760,449	2,095,843

Total research and development expense	$5,252,334	$3,757,168	$9,987,674	$7,958,867

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

We anticipate that our general and administrative expenses will increase in future periods to support increases in our research and development activities and as a result of increased legal, compliance, accounting and investor and public relations expenses and increased insurance premiums, among other factors.

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

During the six-month period ended June 30, 2018, there have been no material changes to our critical accounting policies from the information provided in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2017 filed by us with the SEC on March 15, 2018.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Dollar Change	2018	2017	Dollar Change
Operating expenses:
Research and development	$5,252,334	$3,757,168	$1,495,166	$9,987,674	$7,958,867	$2,028,807
General and administrative	$2,244,120	$2,321,953	$(77,833)	$4,492,949	$4,465,268	$27,681
Other expense (income)	$12,639,438	$(3,242,234)	$15,881,672	$24,761,750	$(3,239,083)	$28,000,833

Comparison of three months ended June 30, 2018 and 2017

Research and Development Expenses

Research and development expense was $5.3 million for the three months ended June 30, 2018, compared with $3.8 million for the three months ended June 30, 2017, an increase of $1.5 million. This increase was primarily attributable to a $1.8 million increase in spending on our actively enrolling Phase 2 clinical trial of CF-301 in patients with Staph aureus bacteremia, including endocarditis, compared to the three months ended June 30, 2017, during which the study was initiated. This increase was partially offset by a decrease in expenditures on external preclinical and research services of $0.3 million.

General and Administrative Expenses

General and administrative expense was $2.2 million for the three months ended June 30, 2018, compared with $2.3 million for the three months ended June 30, 2017, a decrease of $0.1 million. This decrease is due primarily to lower costs incurred for financial filing fees during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Other expense (income), net

Other expense was $12.6 million for the three months ended June 30, 2018, compared with other income of $3.2 million for the three months ended June 30, 2017, an increase in expense of $15.8 million. This increase in other expense relates primarily to the non-cash expense resulting from the change in fair value of our warrant liabilities.

Comparison of six months ended June 31, 2018 and 2017

Research and Development Expenses

Research and development expense was $10.0 million for the six months ended June 30, 2018, compared with $8.0 million for the six months ended June 30, 2017, an increase of $2.0 million. This increase was primarily attributable to a $3.4 million increase in spending on our actively enrolling Phase 2 clinical trial of CF-301 in patients with Staph aureus bacteremia, including endocarditis, which was initiated in May 2017. This increase was partially offset by decreased spending on our other research and development activities including decreased spending of $0.8 million for external preclinical and research services and $0.4 million for personnel costs. In addition, the increase in research and development expenses in the six months ended June 30, 2018 was partially offset by an increase of $0.2 million in grant funding received.

General and Administrative Expenses

General and administrative expense was $4.5 million for both the six months ended June 30, 2018 and 2017 as we were able to maintain our cost structure across the comparable periods.

Other expense (income), net

Other expense was $24.8 million for the six months ended June 30, 2018, compared with other income of $3.2 million for the six months ended June 30, 2017, an increase in other expense of $28.0 million. This increase in other expense relates to the non-cash expense resulting from the change in fair value of our warrant liabilities.

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

Since the date of our initial public offering, we have received gross proceeds of $127.8 million from the sale of registered securities, $9.6 million from the exercise of the Class B Warrants issued in our IPO and $20.0 million from the sale of securities in a private placement.

As of June 30, 2018, we had approximately $33.3 million in cash and cash equivalents and marketable securities. We primarily invest our cash and cash equivalents in commercial money market accounts and our marketable securities in highly rated corporate debt securities.

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(13,201,211)	$(13,165,218)
Investing activities	$10,770,310	$14,237,370
Financing activities	$5,503	$—

Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities for the six months ended June 30, 2018 was comparable to the same period in 2017, due to continued execution of our Phase 2 clinical trial of CF-301 in patients with Staph aureus bacteremia, including endocarditis.

Investing Activities

Net cash provided by investing activities in the six months ended June 30, 2018 resulted from the proceeds received from the maturities of marketable securities less funds used to purchase marketable securities and capital equipment. Net cash provided by investing activities for the six months ended June 30, 2017 resulted from the proceeds received from the maturities of marketable securities less funds used to purchase marketable securities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 resulted from the exercise of warrants. There were no financing activities for the six months ended June 30, 2017.

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

We believe that our existing cash and cash equivalents and marketable securities, including the net proceeds from the equity offering completed on August 3, 2018, together with interest thereon, will be sufficient to fund our operations into the first quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

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

We incur significant costs as a public company, including, but not limited to, increased directors fees, increased directors and officers insurance premiums, audit and legal fees, investor relations and external communications fees, expenses for compliance with the Sarbanes-Oxley Act and rules implemented by the SEC and Nasdaq and various other costs and expenses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2018, we had cash, cash equivalents and marketable securities of $33.3 million. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the fair value of our cash equivalents or marketable securities. If a 10% change in interest rates were to have immediately occurred on June 30, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no such changes during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $39.2 million for the six months ended June 30, 2018 and $15.5 million for the year ended December 31, 2017. As of June 30, 2018, we had an accumulated deficit of $200.9 million. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

We currently operate with limited resources. We believe that our cash, cash equivalents and marketable securities balance of $33.3 million as of June 30, 2018, together with the net proceeds from the equity offering completed on August 3, 2018, will be sufficient to fund our operations into the first quarter of 2020. Depending on the level of cash used in operations, additional capital may be required to sustain operations. We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. Meaningful revenues will likely not be available until and unless any future product candidates are approved by the FDA or comparable regulatory agencies in other countries and successfully marketed, either by us or a partner, an outcome which may not occur. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. If we are unable to continue as a going concern, you could lose all or part of your investment in our Company.

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

For our company to successfully develop and commercialize our product candidates, we may need to expand our development, regulatory and sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

In order to successfully develop and commercialize our product candidates, we may need to increase the number of our employees and expand the scope of our operations, particularly in the areas of drug discovery, drug development, regulatory affairs and commercialization. To manage any future growth, we would need to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the various levels of experience of our management team in managing a company with significant growth, we may not be able to effectively manage a significant expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Prior to our initial public offering, there was no public market for our common stock. The trading price of our securities has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

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

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of August 7, 2018, we have approximately 79.4 million shares of common stock outstanding, of which approximately 77.1 million shares of our outstanding common stock are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 31.7 million shares of our common stock outstanding as of August 7, 2018. Approximately 31.3 million shares of common stock underlying the warrants will be freely tradable upon exercise unless held by our affiliates.

We have registered 6,932,507 shares of our common stock as of August 7, 2018 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The 2014 Plan provides that the number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

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

The regulatory environment with regard to privacy and data protection issues is increasingly challenging. In particular, the European Union (“EU”) has recently adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation (“GDPR”), which went into effect in May of 2018. The proposed EU data protection regime extends the scope of the EU data protection law to all foreign companies processing data of EU residents. It provides for a harmonization of the data protection regulations throughout the EU, thereby making it easier for non-European companies to comply with these regulations. It imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover, or €20 million and includes new rights such as the “portability” of personal data. Although the GDPR will apply across the EU without a need for local implementing legislation, as has been the case under the current data protection regime, local data protection authorities (“DPAs”) will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis.

We have implemented and continue to implement policies and procedures to ensure compliance with the GDPR and its requirements. Our actual or alleged failure to comply with this regulation, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity, increase our operating costs, subject us to claims or other remedies and have a material adverse effect on our business, financial condition, and results of operations.

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

ContraFect Corporation

Date: August 9, 2018	By:	/s/ Steven C. Gilman, Ph.D.
Steven C. Gilman, Ph.D.
President and Chief Executive Officer

Date: August 9, 2018	By:	/s/ Michael Messinger
Michael Messinger
Senior Vice President, Finance (Principal Financial and Accounting Officer)