Form 10-Q
period 2018-09-30
CONTRAFECT Corp
filed 2018-11-08
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of November 8, 2018 was 79,409,556.

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

CONTRAFECT CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTRAFECT CORPORATION

Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$10,955,352	$6,995,046
Marketable securities	26,645,137	39,858,864
Prepaid expenses and other current assets	1,803,381	1,848,063

Total current assets	39,403,870	48,701,973
Property and equipment, net	1,117,128	1,093,903
Other assets	355,420	393,603

Total assets	$40,876,418	$50,189,479

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,508,770	$1,302,431
Accrued liabilities	2,931,501	3,118,237

Total current liabilities	5,440,271	4,420,668
Deferred rent	684,948	704,240
Warrant liabilities	35,379,814	13,549,437
Other liabilities	72,747	321,689

Total liabilities	41,577,780	18,996,034
Commitments and contingencies	—	—
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 79,409,556 and 73,656,006 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	7,941	7,366
Additional paid-in capital	204,565,660	192,896,367
Accumulated other comprehensive loss	(19,375)	(74,820)
Accumulated deficit	(205,255,588)	(161,635,468)

Total stockholders’ (deficit) equity	(701,362)	31,193,445

Total liabilities and stockholders’ equity	$40,876,418	$50,189,479

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses
Research and development	$5,710,455	$4,934,788	$15,698,129	$12,893,655
General and administrative	2,088,835	1,800,400	6,581,784	6,265,668

Total operating expenses	7,799,290	6,735,188	22,279,913	19,159,323

Loss from operations	(7,799,290)	(6,735,188)	(22,279,913)	(19,159,323)
Other income (expense):
Interest income	174,778	123,960	490,170	245,979
Other expense	—	(905,014)	—	(905,014)
Change in fair value of warrant liabilities	3,246,765	5,941,144	(21,830,377)	9,058,208

Total other income (expense)	3,421,543	5,160,090	(21,340,207)	8,399,173

Net loss	$(4,377,747)	$(1,575,098)	$(43,620,120)	$(10,760,150)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.06)	$(0.02)	$(0.58)	$(0.22)

Basic and diluted weighted average shares outstanding	77,447,599	64,960,354	74,934,774	49,509,486

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(4,377,747)	$(1,575,098)	$(43,620,120)	$(10,760,150)
Other comprehensive gain:
Unrealized gain (loss) on available-for-sale securities	24,677	(4,451)	55,445	27,916

Comprehensive loss	$(4,353,070)	$(1,579,549)	$(43,564,675)	$(10,732,234)

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(43,620,120)	$(10,760,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	110,263	133,014
Stock-based compensation expense	1,236,972	1,087,179
Issuance costs allocated to warrants	—	905,014
Change in fair value of warrant liabilities	21,830,377	(9,058,208)
Decrease in deferred rent	(19,292)	(290,199)
Net amortization of premium on marketable securities	406,211	547,266
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current and non-current assets	82,865	(241,876)
Increase (decrease) in accounts payable, accrued liabilities and other liabilities	770,661	(1,488,485)

Net cash used in operating activities	(19,202,063)	(19,166,445)
Cash flows from investing activities
Purchases of marketable securities	(20,267,927)	(45,656,691)
Proceeds from sales of marketable securities	33,130,888	28,236,959
Purchases of property and equipment	(133,488)	—

Net cash provided by (used in) investing activities	12,729,473	(17,419,732)
Cash flows from financing activities
Proceeds from issuance of securities	11,500,000	40,000,000
Payment of financing costs of securities sold	(1,072,607)	(2,923,304)
Proceeds from exercise of warrants	5,503	—

Net cash provided by financing activities	10,432,896	37,076,696

Net increase in cash and cash equivalents	3,960,306	490,519
Cash and cash equivalents at beginning of period	6,995,046	3,806,984

Cash and cash equivalents at end of period	$10,955,352	$4,297,503

Supplemental disclosures of cash flow information:
Issuance of warrants to purchase common stock	$—	$12,383,435

See accompanying notes.

CONTRAFECT CORPORATION

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

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

The Company has incurred losses from operations since inception as a research and development organization and has relied on its ability to fund its operations primarily through public and private debt and equity financings. Management believes its cash, cash equivalents and marketable securities balances as of September 30, 2018 will be sufficient to fund operations into the first quarter of 2020 and expects operating losses and negative cash flows to continue at more significant levels in the future as it continues its clinical trials. Transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional public or private equity financings, and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances that such financing will be available to the Company on satisfactory terms, or at all.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2017 was derived from the Company’s audited consolidated financial statements. The Company’s audited consolidated financial statements as of and for the year ended December 31, 2017, including all related disclosures and the complete listing of significant accounting policies as described in Note 2 thereof, are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 15, 2018.

In the opinion of management, the unaudited financial information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Marketable Securities

Marketable securities consist of investments in corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. The Company classifies marketable securities available to fund current operations as current assets on its consolidated balance sheets. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ (deficit) equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in interest income in the consolidated statement of operations and comprehensive loss on a specific-identification basis. There were no realized gains or losses on marketable securities for the three and nine months ended September 30, 2018 or 2017. There were no marketable securities that had been in an unrealized loss position for more than 12 months as of September 30, 2018 or 2017.

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

Grants

The Company recognizes a receivable and the related reduction in its research and development expenses when the actual reimbursable costs have been incurred and there is reasonable assurance that the Company has complied with the conditions of the grants and the amounts will be received. For the three and nine months ended September 30, 2018 and 2017, the Company recognized a reduction to its research and development expense in the amount of approximately $338,000, $1,102,000, $250,000 and $806,000, respectively. The receivable for grants as of September 30, 2018 was approximately $564,000 and is included in prepaid expenses and other current assets. The Company has $952,580 of approved grant award funding remaining as of September 30, 2018.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued a new Accounting Standards Update, Leases (ASU 2016-02). ASU 2016-02 is aimed at making leasing activities more transparent and comparable and requires most leases be recognized by lessees on the balance sheet as an asset and a corresponding lease liability, regardless of whether they are classified as finance (previously referred to as capital leases) or operating leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. We will adopt the new standard effective January 1, 2019.

This guidance will be effective on a modified retrospective basis and we will apply the optional transition method. The Company is currently evaluating the potential impact ASU 2016-02 may have on its financial position, results of operations, and related footnotes. The Company expects it will elect to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company expects it will make an accounting policy election to keep leases with an initial term of 12 months or less off of its balance sheet. The Company currently expects the lease of its corporate headquarters at 28 Wells Avenue in Yonkers, New York, as disclosed in Note 8— Commitments and Contingencies in our Annual Report on Form 10-K filed with the SEC on March 15, 2018, will be subject to the new standard and recognize as a right-of-use asset and operating lease liability upon its adoption of ASU 2016-02. The Company has begun its implementation which will increase the total assets and total liabilities that the Company reports relative to such amounts prior to adoption and continues to assess the impact that this standard has on its other contracts, if any.

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

In August 2018, the FASB issued Accounting Standards Update, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, (ASU 2018-13). The new standard removes certain disclosures, modifies certain disclosures and adds additional disclosures related to fair value measurement. The new standard will be effective beginning January 1, 2020 and early adoption is permitted. The Company is currently evaluating the potential impact ASU 2018-13 may have on its disclosures upon adoption.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders’ equity as required under the new SEC guidance will be included in its Form 10-Q for the quarter ended March 31, 2019.

3. Marketable Securities

Marketable securities at September 30, 2018 consist of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$26,664,512	$54	$(19,429)	$26,645,137

Marketable securities at December 31, 2017 consisted of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$39,933,684	$—	$(74,820)	$39,858,864

At September 30, 2018 and December 31, 2017, the Company held only investments that have maturities of less than one year.

At September 30, 2018 and December 31, 2017, the Company held 26 and 32 debt securities, respectively, that individually and in total were in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2018 and December 31, 2017 was $24,066,817 and $39,858,864, respectively. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of September 30, 2018 and December 31, 2017.

4. Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	Fair Value Measurement as of September 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$10,237,703	$—	$—
Marketable securities	26,645,137	—	—
Warrant liabilities	—	—	35,379,814

Total	$36,882,840	$—	$35,379,814

	Fair Value Measurement as of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$5,949,477	$—	$—
Marketable securities	39,858,864	—	—
Warrant liabilities	—	—	13,549,437

Total	$45,808,341	$—	$13,549,437

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

	As of September 30, 2018	As of December 31, 2017
Expected volatility	64.0%	88.1%
Remaining contractual term (in years)	0.92	1.67
Risk-free interest rate	2.59%	1.89%
Expected dividend yield	—%	—%

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

	As of September 30, 2018	As of December 31, 2017
Expected volatility	82.6%	80.3%
Remaining contractual term (in years)	2.83	3.58
Risk-free interest rate	2.88%	2.09%
Expected dividend yield	—%	—%

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

	As of September 30, 2018	As of December 31, 2017
Expected volatility	87.0%	81.5%
Remaining contractual term (in years)	3.83	4.58
Risk-free interest rate	2.91%	2.20%
Expected dividend yield	—%	—%

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018 and 2017:

Warrant liabilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$38,626,579	$9,581,916	$13,549,437	$12,698,980
Issuance of warrants	—	12,383,435	—	12,383,435
(Decrease) increase in fair value (1)	(3,246,765)	(5,941,144)	21,830,377	(9,058,208)

Balance at end of period	$35,379,814	$16,024,207	$35,379,814	$16,024,207

(1)	The change in fair values of the warrant liabilities is recorded in other income (expense) in the consolidated statement of operations.

The key inputs into the Black-Scholes option pricing model are the current per-share value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liabilities.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2018	December 31, 2017
Accrued compensation costs	$1,313,904	$2,107,118
Accrued research and development service fees	922,442	578,562
Accrued professional fees	483,686	168,168
Accrued facilities operation expenses	189,348	221,103
Other accrued liabilities	22,121	43,286

Total accrued liabilities	$2,931,501	$3,118,237

6. Net Loss Per Share of Common Stock

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding.

The following table sets forth the computation of basic and diluted net loss per share for common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(4,377,747)	$(1,575,098)	$(43,620,120)	$(10,760,150)
Weighted average shares of common stock outstanding	77,447,599	64,960,354	74,934,774	49,509,486

Net loss per share of common stock—basic and diluted	$(0.06)	$(0.02)	$(0.58)	$(0.22)

The following potentially dilutive securities outstanding at September 30, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive given the Company’s net loss:

	September 30,
	2018	2017
Options to purchase common stock	7,248,198	6,016,984
Warrants to purchase common stock	31,265,182	36,270,103

Total	38,513,380	42,287,087

7. Capital Structure

Common Stock

As of September 30, 2018, the Company was authorized to issue 200,000,000 shares of common stock at $0.0001 par value per share.

Follow-on Offerings

On August 3, 2018, the Company sold 5,750,000 shares of its common stock in an underwritten follow-on offering, including shares sold pursuant to the fully exercised overallotment option granted to the underwriters in connection with the offering, for gross proceeds of $11.5 million. The Company received net proceeds of approximately $10.4 million after underwriting discounts and commissions and offering expenses payable by the Company.

On July 25, 2017, the Company sold 32,000,000 shares of its common stock and warrants to purchase an additional 16,000,000 shares of its common stock in an underwritten follow-on offering for gross proceeds of $40.0 million. The Company received net proceeds of approximately $37.1 million after underwriting discounts, commissions and offering expenses payable by the Company. No warrants were exercised in the quarter ended September 30, 2018. Warrants to purchase 3,550 shares of common stock were exercised during the nine months ended September 30, 2018.

On July 27, 2016, the Company sold 14,000,000 shares of its common stock and warrants to purchase an additional 14,000,000 shares of its common stock in an underwritten follow-on offering for gross proceeds of $35.0 million. The Company received net proceeds of approximately $32.0 million after underwriting discounts, commissions and offering expenses payable by the Company.

The Company issued warrants in each of the follow-on offerings completed in 2016 and 2017. The 2017 Warrants have an exercise price of $1.55 per share and expire five years from the date of issuance. The 2016 Warrants have an exercise price of $3.00 per share and expire five years from the date of issuance. The 2017 Warrants and 2016 Warrants contain a fundamental transaction provision that obligates the Company to cash settle the warrants under a limited set of conditions not entirely within the Company’s control. Due to this conditional obligation, the Company determined that both the 2017 Warrants and the 2016 Warrants should be classified as liabilities in the Company’s consolidated balance sheet. At issuance, the Company determined the fair value of the 2017 Warrants and 2016 Warrants to be $12.4 million and $18.6 million, respectively, and reclassified these balances from stockholders’ equity to warrant liability. The fair value of these warrants is re-measured at each reporting period and changes in fair value are recognized in the consolidated statement of operations (see Note 4, “Fair Value Measurements”). Additionally, the Company allocated approximately $0.9 million and $1.6 million of issuance costs to the 2017 Warrants and 2016 Warrants, respectively, based on the proportion of the proceeds allocated to the fair value of the warrants. The allocated issuance costs were expensed as other expense in the Company’s consolidated statement of operations.

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

Convertible Notes

The Company issued approximately $15.0 million aggregate principal amount of its 8.00% Convertible Notes due May 31, 2015 (the “Convertible Notes”) from June 2013 through June 2014. On August 1, 2014, in conjunction with the closing of the Company’s IPO, the principal amount of the Convertible Notes, and all accrued and unpaid interest thereon, automatically converted into 5,109,988 shares of common stock. Each purchaser of the Convertible Notes also received a warrant with an exercise price “cap” that was analogous to “down round protection” (the “Note Warrants”). Upon the closing of the IPO and based on the terms of the Note Warrants, the Company determined the total number of shares of the Company’s common stock underlying the Note Warrants to be 3,321,416 at an exercise price of $3.00 per share. There were 2,209,588 and 413,432 Note Warrants that expired in June 2018 and August 2018, respectively, and therefore have been terminated and are no longer exercisable. There are 692,858 shares of common stock underlying the remaining outstanding Note Warrants as of September 30, 2018. The Note Warrants expire five years from the date of issuance.

Voting

The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings.

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of September 30, 2018, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Options to purchase common stock	7,248,198	6,200,151
Warrants to purchase common stock	31,265,182	36,270,103

	38,513,380	42,470,254

8. Stock Warrants

As of September 30, 2018 and December 31, 2017, the Company had warrants outstanding as shown in the table below.

	September 30, 2018	December 31, 2017
Note Warrants	692,858	3,315,878
PIPE Warrants	—	2,364,066
2017 Warrants	15,996,450	16,000,000
2016 Warrants	14,000,000	14,000,000
Representative’s Warrant	206,410	206,410
Placement Agent Warrants	189,126	189,126
Other warrants (1)	180,338	194,623

Warrants to purchase common stock	31,265,182	36,270,103

Weighted-average exercise price per share	$2.31	$2.74

(1)	Other warrants are comprised of warrants issued prior to the Company’s IPO, generally in exchange for services rendered to the Company.

The following table summarizes information regarding the Company’s warrants outstanding at September 30, 2018:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
≤ $2.00	16,002,164	September 1, 2021 – July 25, 2022
$2.01 - $4.99	14,983,085	October 28, 2018 – July 27, 2021
≥ $5.00	279,933	July 22, 2019 – January 5, 2022

	31,265,182

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

The Company recognized compensation expense for share-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the nine months ended September 30, 2018, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	6,200,151	$3.81
Granted	2,280,000	1.45
Exercised	—	—
Expired	(865,606)	3.93
Forfeited	(366,347)	1.84

Options outstanding at September 30, 2018	7,248,198	3.15	6.92	$1,987,550

Vested and exercisable at September 30, 2018	4,714,393	3.88	5.89	$762,306

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the nine months ended September 30, 2018 and 2017 was $1.45 and $1.73, respectively. Total compensation expense recognized amounted to $383,158, $1,236,972, $359,376 and $1,087,179, for the three and nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the total remaining unrecognized compensation cost related to unvested stock options was approximately $2.7 million which will be recognized over a weighted average period of approximately 2.68 years.

The following assumptions were used to compute the fair value of stock option grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Risk free interest rate	—	—	2.57%	2.08%
Expected dividend yield	—	—	—	—
Expected term (in years)	—	—	6.02	6.00
Expected volatility	—	—	82.3%	79.1%

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

We have not generated any revenues and, to date, have funded our operations primarily through our IPO, our follow-on public offerings, private placements of convertible preferred stock and convertible debt to our investors, and grant funding received. We completed an underwritten public offering of 5,750,000 shares of our common stock, including shares sold pursuant to the fully exercised overallotment option granted to the underwriters, at a public offering price of $2.00 per share on August 3, 2018, resulting in net proceeds to us of approximately $10.4 million after underwriting discounts and commissions and offering expenses payable by us.

We have never been profitable and our net losses were $4.4 million and $43.6 million for the three and nine months ended September 30, 2018, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we will need additional financing to support our continuing operations. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

CF-301 (exebacase)

We are conducting a multi-site, international Phase 2 clinical study of our CF-301 product candidate for the treatment of adult subjects with Staph aureus bacteremia, including endocarditis, caused by methicillin-resistant (“MRSA”) or methicillin-susceptible (“MSSA”) Staph aureus. This study is a randomized, double-blind, placebo-controlled trial to evaluate the efficacy, safety, tolerability and pharmacokinetics in our target population. We completed enrollment of patients in the trial in September 2018 and as of the end of the third quarter, there have been no serious adverse events which we have determined are related to study drug. CF-301 is a parenteral formulation, dosed as a single, two-hour IV infusion, of a potent, bactericidal lysin targeting Staph aureus bacteria, making it a highly specific therapeutic candidate. We previously completed a Phase 1 single ascending dose study in healthy volunteers. CF-301 was generally well-tolerated and there were no clinical adverse safety signals in the study. We have worldwide intellectual property, development and commercial rights to CF-301 and expect to fund the future development and commercialization costs related to this program.

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

We have focused our research and discovery efforts on identifying lysins that selectively kill specific species of gram-negative bacteria that are considered to be urgent or serious threats to global health by the CDC or critical priority by the WHO. We have also acquired worldwide exclusive license rights to patents for composition of matter for nine lysins from The Rockefeller University (“Rockefeller”). Each lysin targets a specific species of gram-positive bacteria, including drug-sensitive and drug-resistant forms of Staphylococcus aureus, Streptococcus pneumoniae, Enterococcus faecalis, Group B streptococcus and Bacillus anthracis.

To date, a large portion of our research and development work has related to the establishment of our lysin platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and clinical testing of CF-301. We currently expect to focus the majority of our resources on the CF-301 program. In the future, we intend to further leverage our employee and infrastructure resources across multiple development programs as well as research projects. In the three and nine months ended September 30, 2018, we recorded approximately $5.7 million and $15.7 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories, by project, including CF-301 and CF-404, as shown below.

The following table summarizes our research and development expenses by category for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product development	$3,469,488	$3,448,758	$10,079,952	$7,108,977
Personnel related	681,677	713,249	2,108,188	2,589,001
Professional fees	618,743	292,034	1,615,128	1,561,682
External research and licensing costs	417,185	191,518	461,215	578,898
Laboratory costs	349,786	157,300	926,132	703,077
Share-based compensation	173,576	131,929	507,514	352,020

Total research and development expense	$5,710,455	$4,934,788	$15,698,129	$12,893,655

The following table summarizes our research and development expenses by program for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
CF-301	$3,944,405	$4,005,599	$11,391,364	$7,867,044
CF-404	—	5,820	4,000	771,226
Other research and development	910,797	78,191	1,687,063	1,314,364
Personnel related and share-based compensation	855,253	845,178	2,615,702	2,941,021

Total research and development expense	$5,710,455	$4,934,788	$15,698,129	$12,893,655

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

During the nine-month period ended September 30, 2018, there have been no material changes to our critical accounting policies from the information provided in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2017 filed by us with the SEC on March 15, 2018.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Dollar Change	2018	2017	Dollar Change
Operating expenses:
Research and development	$5,710,455	$4,934,788	$775,667	$15,698,129	$12,893,655	$2,804,474
General and administrative	$2,088,835	$1,800,400	$288,435	$6,581,784	$6,265,668	$316,116
Other (income) expense	$(3,421,543)	$(5,160,900)	$(1,738,547)	$21,340,207	$(8,399,173)	$(29,739,380)

Comparison of three months ended September 30, 2018 and 2017

Research and Development Expenses

Research and development expense was $5.7 million for the three months ended September 30, 2018, compared with $4.9 million for the three months ended September 30, 2017, an increase of $0.8 million. This increase was primarily attributable to increased spending on our other research and development activities including increased spending for internal laboratory costs, external preclinical and research services and professional fees.

General and Administrative Expenses

General and administrative expense was $2.1 million for the three months ended September 30, 2018, compared with $1.8 million for the three months ended September 30, 2017, a decrease of $0.3 million. This increase is due primarily to costs related to our intellectual property portfolio which includes patent filing, prosecution and maintenance fees.

Other income (expense), net

Other income was $3.4 million for the three months ended September 30, 2018, compared with other income of $5.2 million for the three months ended September 30, 2017, a decrease in other income of $1.8 million. The decrease in other income relates primarily to the relative non-cash gain resulting from the change in fair value of our warrant liabilities.

Comparison of nine months ended September 31, 2018 and 2017

Research and Development Expenses

Research and development expense was $15.7 million for the nine months ended September 30, 2018, compared with $12.9 million for the nine months ended September 30, 2017, an increase of $2.8 million. This increase was primarily attributable to a $3.5 million increase in spending on our Phase 2 clinical trial of CF-301 in patients with Staph aureus bacteremia, including endocarditis, as compared to the prior year period. This increase was partially offset by decreased spending of $0.7 million across our other research and development activities. Part of this decrease was an increase of $0.3 million in reimbursable costs under our grants.

General and Administrative Expenses

General and administrative expense was $6.6 million for the nine months ended September 30, 2018, compared with $6.3 million for the nine months ended September 30, 2017, an increase of $0.3 million. This increase is due primarily to costs incurred for our intellectual property portfolio and general corporate legal fees.

Other income (expense), net

Other expense was $21.3 million for the nine months ended September 30, 2018, compared with other income of $8.4 million for the nine months ended September 30, 2017, an increase in other expense of $29.7 million. This increase in other expense relates to the non-cash expense resulting from the change in fair value of our warrant liabilities.

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

As of September 30, 2018, we had approximately $37.6 million in cash and cash equivalents and marketable securities. We primarily invest our cash and cash equivalents in commercial money market accounts and our marketable securities in highly rated corporate debt securities.

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(19,202,063)	$(19,166,445)
Investing activities	$12,729,473	$(17,419,732)
Financing activities	$10,432,896	$37,076,696

Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities for the nine months ended September 30, 2018 was comparable to the same period in 2017, due to continued execution of our Phase 2 clinical trial of CF-301 in patients with Staph aureus bacteremia, including endocarditis.

Investing Activities

Net cash provided by investing activities in the nine months ended September 30, 2018 resulted from the proceeds received from the maturities of marketable securities less the funds used to purchase marketable securities and capital equipment. Net cash used in investing activities for the nine months ended September 30, 2017 resulted from the funds used to purchase marketable securities less the proceeds received from the maturities of marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 and 2017 resulted primarily from the sale of our securities in registered offerings to institutional investors, resulting in net proceeds to the Company of $10.4 million in August 2018, as compared to $37.1 million in July 2017.

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

We believe that our existing cash and cash equivalents and marketable securities as of September 30, 2018, together with interest thereon, will be sufficient to fund our operations into the first quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2018, we had cash, cash equivalents and marketable securities of $37.6 million. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the fair value of our cash equivalents or marketable securities. If a 10% change in interest rates were to have immediately occurred on September 30, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no such changes during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $43.6 million for the nine months ended September 30, 2018 and $15.5 million for the year ended December 31, 2017. As of September 30, 2018, we had an accumulated deficit of $205.3 million. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

We currently operate with limited resources. We believe that our cash, cash equivalents and marketable securities balance of $37.6 million as of September 30, 2018 will be sufficient to fund our operations into the first quarter of 2020. Depending on the level of cash used in operations, additional capital may be required to sustain operations. We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. Meaningful revenues will likely not be available until and unless any future product candidates are approved by the FDA or comparable regulatory agencies in other countries and successfully marketed, either by us or a partner, an outcome which may not occur. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. If we are unable to continue as a going concern, you could lose all or part of your investment in our Company.

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

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of November 8, 2018, we have approximately 79.4 million shares of common stock outstanding, of which approximately 77.1 million shares of our outstanding common stock are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 31.3 million shares of our common stock outstanding as of November 8, 2018. Approximately 30.9 million shares of common stock underlying the warrants will be freely tradable upon exercise unless held by our affiliates.

We have registered 6,932,507 shares of our common stock as of November 8, 2018 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The 2014 Plan provides that the number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

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

ContraFect Corporation

Date: November 8, 2018	By:	/s/ Steven C. Gilman, Ph.D.
Steven C. Gilman, Ph.D.
President and Chief Executive Officer

Date: November 8, 2018	By:	/s/ Michael Messinger
Michael Messinger
Senior Vice President, Finance (Principal Financial and Accounting Officer)