Form 10-K
period 2018-12-31
CONTRAFECT Corp
filed 2019-03-14
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $157.8 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market on June 29, 2018 of $2.21 per share.

As of March 7, 2019, there were 79,409,556 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

As more fully described under the heading “Risk Factors” contained elsewhere in this Annual Report on Form 10-K, many important factors affect our ability to achieve our stated objectives and to develop and commercialize any product candidates. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks and uncertainties set forth in our filings with the SEC. You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual results or events could differ materially from the plans, intentions and expectations

ii

disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

iii

Item 1.	Business

We are a clinical-stage biotechnology company focused on discovering novel, differentiated biologic therapeutics and developing them for the treatment of life-threatening infectious diseases, including those caused by drug-resistant pathogens. Drug-resistant infections account for 2,000,000 illnesses in the United States and 700,000 deaths worldwide each year. We intend to address drug-resistant infections using product candidates from our lysin platform. Lysins are enzymes derived from naturally occurring bacteriophage, which are viruses that infect bacteria. When recombinantly produced and then applied to bacteria, lysins cleave a key component of the target bacteria’s peptidoglycan cell wall, resulting in rapid bacterial cell death. Conventional antibiotics require bacterial cell division and metabolism to occur in order to exert their intended effect (i.e., cell death or cessation of growth). Based on in vitro tests, lysins, however, are fundamentally different in that they kill bacteria rapidly by enzymatic cleavage of the bacterial cell wall without need for bacterial growth and cell division. In addition to the speed of action and potent cidality, we believe lysins are differentiated by their other hallmark features, which include the demonstrated ability to eradicate biofilms and synergistically boost the efficacy of conventional antibiotics in animal models. Importantly, lysins also have a “narrow spectrum,” meaning they kill only specific species of bacteria or closely related bacteria. As such, we believe that lysins targeting gram-positive pathogens will not have negative effects on the beneficial, normal human gastrointestinal (“GI”) microbiome, in contrast to conventional “broad spectrum” antibiotics which can kill the body’s normal, beneficial bacteria. We believe that the therapeutic profile of lysins is complementary to that of conventional antibiotics. As such, our approach includes the use of lysins in addition to conventional antibiotics for the treatment of serious, drug-resistant bacterial infections, including biofilm-associated infections, to achieve greater efficacy and improve clinical outcomes, as well as potentially protecting against antibiotic resistance.

We believe that the properties of our lysins will make them suitable for targeting antibiotic-resistant organisms, such as Staphylococcus aureus (“Staph aureus”) and Pseudomonas aeruginosa (“P. aeruginosa”), which can cause serious infections such as bacteremia, pneumonia and osteomyelitis. Beyond lysins, we continue to seek and identify novel antibacterial product candidates. We recently discovered a new class of novel lytic agents, called amurin peptides. Our preliminary characterization studies indicate that amurin peptides have potency across a wide range of resistant gram-negative pathogens, including species that are part of the ESKAPE pathogens (Enterococcus faecium, Staphylococcus aureus, Klebsiella pneumoniae, Acinetobacter baumannii, Pseudomonas aeruginosa, and Enterobacter species), which are the leading causes of hospital acquired infections throughout the world. These pathogens are considered to be urgent or serious threats to global health by the U.S. Center for Disease Control (“CDC”) and critical priorities by the World Health Organization (“WHO”). We believe that the amurin peptides will be highly complementary to our pathogen-specific lysin platform in addressing these infections. We aim to improve outcomes in patient with these life-threatening bacterial infections through use of our differentiated biologic candidates developed from our novel lysin and amurin platforms.

Our most advanced program, CF-301 (“exebacase”), is an investigational novel lysin that targets Staph aureus, including methicillin-resistant (“MRSA”) strains, which causes serious infections such as bacteremia, pneumonia and osteomyelitis. Staph aureus is also a common cause of biofilm-associated infections of heart valves (endocarditis), prosthetic joints, indwelling devices and catheters. These infections result in significant morbidity and mortality despite currently available antibiotic therapies. Exebacase is being studied in a Phase 2 superiority study to evaluate its safety, tolerability, efficacy and pharmacokinetics (“PK”) when used in addition to background standard of care (“SOC”) antibiotics compared to antibiotics alone for the treatment of Staph aureus bacteremia, including endocarditis in adult patients.

We recently announced positive topline results from this first-in-patient Phase 2 superiority study of exebacase, which showed clinically meaningful improvement in clinical responder rates among patients treated with exebacase in addition to SOC antibiotics compared to SOC antibiotics alone. In the primary efficacy analysis population of 116 patients with documented Staph aureus bacteremia, including endocarditis, who received a single intravenous (IV) infusion of blinded study drug, the clinical responder rate was 70.4% for patients treated with exebacase and 60.0% for patients dosed with SOC antibiotics alone. In a pre-specified analysis of MRSA-infected patients, the clinical responder rate in patients treated with exebacase was 42.8% higher than the clinical responder rate in patients treated with SOC antibiotics alone (74.1% for patients treated with exebacase compared to 31.3% for patients treated with SOC antibiotics alone (p=0.010)). The clinical responder rate in the subset of patients with bacteremia including right-sided endocarditis was 80.0% for patients treated with exebacase compared to 59.5% for patients treated with SOC antibiotics alone, an increase of 20.5% (p=0.028). In the subset of patients with bacteremia alone, the clinical responder rate was 81.8% for patients treated with exebacase compared to 61.5% for patients treated with SOC antibiotics alone, an increase of 20.3% (p=0.035). Exebacase was well-tolerated and treatment emergent adverse events, including serious treatment-emergent serious adverse events (SAEs) were balanced between the treatment groups. There were no SAEs that we determined to be related to exebacase, there were no reports of hypersensitivity related to exebacase and no patients discontinued treatment with study drug in either treatment group. We believe these data establish proof of concept for exebacase, and for the lysin class as therapeutic agents, and will inform the design of Phase 3 for exebacase.

We also continue to advance our preclinical portfolio of novel lysin programs. We have developed a novel, engineered variant of exebacase, known as CF-296, which we believe provides the opportunity for extension of our agents targeting Staph aureus through alternative dosing paradigms or drug product presentations. We are evaluating the potential to develop CF-296 as a targeted therapy for deep-seated, invasive biofilm-associated Staph aureus infections such as prosthetic joint infections. We are conducting further in vitro and in vivo characterization of CF-296 to determine the profile and potential place in therapy for this compound. Our lysin research efforts are focused on a broad-based gram-negative discovery program which aims to identify, optimize and develop lysins that target deadly gram-negative pathogens. We have discovered and engineered lysins with potent activity against drug-resistant P. aeruginosa bacteria, a major cause of morbidity and mortality in patients with hospital acquired pneumonia and a major medical challenge for patients with cystic fibrosis. We are initiating animal studies of our most promising anti-pseudomonal lysins with the goal of moving this program to the clinic as soon as possible. We were awarded $1.0 million in funding from CARB-X (Combating Antibiotic-Resistant Bacteria Biopharmaceutical Accelerator) in 2017 to support these efforts and we announced in January 2019 that CARB-X awarded us an additional $2.3 million in the amount of funding to be received over the next two years.

Beyond our lysin programs, we continue our proprietary research to expand our pipeline of complementary, nontraditional antimicrobials to address high unmet medical needs. We have discovered a novel class of phage-derived lytic agents, known as amurin peptides, which have displayed potent activity against a wide range of gram-negative pathogens in preclinical studies, including deadly, drug-resistant P. aeruginosa, Klebsiella pneumoniae, Escherichia coli, Acinetobacter baumannii and Enterobacter cloacae bacteria species. We are currently evaluating the in vitro profiles of the amurins as we continue to advance the program. We recently announced an award from CARB-X of up to $6.9 million of funding to support these efforts.

Our Strategy

Our strategy is to use our novel, highly differentiated therapeutic products, if approved, to achieve a leading market position in the treatment of life-threatening infectious diseases, including those caused by drug-resistant pathogens. We plan to pursue commercialization of therapeutic products through discovery, acquisition and development as follows:

•

Advance our lead product candidate, exebacase, through Phase 3 clinical development and demonstrate superiority of our therapeutic candidate used in addition to SOC antibiotics over SOC antibiotics alone for the treatment of Staph aureus bacteremia, including endocarditis. If our Phase 3 clinical program confirms the results of the Phase 2 study, demonstrating the superiority of exebacase, used in addition to SOC antibiotics as compared to antibiotics alone, we would seek marketing authorization with a superiority claim which, if exebacase is approved, we believe would be highly differentiated from conventional antibiotics and would lead to rapid uptake by providers, favorable reimbursements from payors and potential reductions in health care utilization and the overall cost of treatment per patient;

•

Advance additional product candidates from our portfolio, including lysins targeting gram-negative bacteria, to clinical development as rapidly as possible, and further advance our next-generation gram-positive lysins and amurin antimicrobial peptides;

•	Acquire additional foundation technologies that enable the efficient discovery of anti-infective agents;

•	Acquire clinical stage therapies that treat infectious diseases through unique mechanisms of action; and

•	Establish collaborations to further develop and commercialize our product candidates.

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

Our Lead Program: Exebacase (CF-301)

Medical Opportunity

Staph aureus bacteremia is a serious bacterial infection associated with high morbidity and mortality. In the U.S. alone, there are approximately 200,000 hospitalizations for Staph aureus bacteremia annually. Mortality rates from this bloodstream infection have been reported as ranging from 20-40% despite conventional antibiotics. The last new agent for Staph aureus bacteremia and endocarditis, daptomycin, was approved over 13 years ago based on clinical cure rates of less than 50% in the Phase 3 study that led to its approval.

Staph aureus bacteremia can lead to infectious endocarditis, a serious infection affecting the heart valves. The incidence of infective endocarditis in the U.S. has increased over the past decade, with over 47,000 cases in 2011, and is likely due to the growth of the at-risk populations, such as older, diabetic and hemodialysis patients. Staph aureus endocarditis remains difficult to treat with current standard of care antibiotics. One reason for this is biofilm formation which prevents antibiotics from eradicating the bacteria, leading to the need for long courses of antibiotic therapy, which are often unsuccessful and necessitate surgery to eradicate bacteria from infected heart valves. Mortality attributed to Staph aureus bacteremia is higher when the infection is caused by MRSA as compared to methicillin-susceptible (“MSSA”) Staph aureus. MRSA is considered a serious threat to global health by the CDC and a high priority threat by the WHO. Emerging resistance to conventional antibiotics such as vancomycin and daptomycin, which are used to treat MSSA and MRSA, represents an additional serious threat which may have serious consequences in terms of increasing morbidity, mortality and health care utilization.

Exebacase Development

Exebacase is the first lysin to enter U.S. clinical trials and represents a first-in-class anti-bacterial therapeutic candidate. Exebacase has been granted Fast Track designation by the U.S. Food and Drug Administration (“FDA”) for the development of a parenteral formulation for the treatment of Staph aureus bacteremia, including endocarditis, caused by MRSA or MSSA. If we are able to obtain regulatory approval of exebacase for this initial indication, we believe exebacase, and/or engineered variants, may be further developed for the treatment of other serious diseases caused by Staph aureus including biofilm-related infections in prosthetic joints and indwelling devices, as well as pneumonia and osteomyelitis.

Clinical Studies

Phase 2 Clinical Study

We are conducting a multi-center, multi-national Phase 2 clinical study of exebacase for the treatment of Staph aureus bacteremia, including endocarditis, caused by MRSA or MSSA. This randomized, double-blind, placebo-controlled study compares the efficacy, safety and tolerability of exebacase used in addition to SOC antibiotics to SOC antibiotics alone. The study enrolled 121 patients randomized 3:2 to receive either a single dose of exebacase (0.25 mg/kg) administered as a 2 hour IV infusion in addition to SOC antibiotics or placebo plus SOC antibiotics. The primary efficacy analysis population (also known as the microbiological intent-to-treat population, or “mITT”) consisted of 116 patients with confirmed Staph aureus infection based on blood culture who received study drug, of which 71 patients received exebacase and 45 patients received placebo. All patients were treated with SOC antibiotics as prescribed by the study investigators, consisting of vancomycin or daptomycin for MRSA and a semi-synthetic penicillin or first-generation cephalosporin for MSSA, prescribed in accordance with treatment guidelines, accepted medical practice and the study protocol. The majority of patients were enrolled in the U.S. (79.3%) with the remainder of patient enrolled from sites in Europe, Latin America, Russia and Israel. A total of 38.8% of exebacase-treated and 35.5% of placebo patients, respectively, had a MRSA infection. The majority of patients in both treatment groups had bacteremia, 77.5% of the exebacase-treated group and 86.7% of the placebo group. Final diagnosis was determined by an independent, blinded clinical adjudication committee.

The primary efficacy endpoint of the study was clinical response at day 14. Clinical response was defined by objective clinical response criteria including (1) improvement or complete resolution of all attributable signs and symptoms of Staph aureus bacteremia that were present at baseline, (2) no new, worsening or persistent signs and symptoms attributable to Staph aureus bacteremia, (3) no development of a new foci of Staph aureus infection after Day 7, (4) no further anti-staphylococcal therapy was needed, (5) no surgery or further medical intervention for the Staph aureus infection was necessary and (6) the patient is alive. Clinical response was also determined by the independent, blinded clinical adjudication committee.

Recently announced topline efficacy results from the core study demonstrated the clinical responder rate was 70.4% for patients treated with exebacase and 60.0% for patients treated with SOC antibiotics alone (p=0.314). In a pre-specified analysis of MRSA-infected patients, the clinical responder rate was 42.8% higher in the exebacase group compared to the SOC antibiotics alone group (74.1% for patients treated with exebacase compared to 31.3% for patients dosed with SOC antibiotics alone (p=0.010)). The clinical responder rate in the subset of patients with bacteremia, including right-sided endocarditis was 80.0% for patients treated with exebacase compared to 59.5% for patients treated with SOC antibiotics alone, an increase of 20.5% (p=0.028). Similarly, in the subset of patients with bacteremia alone, the clinical responder rate was 81.8% for patients treated with exebacase compared to 61.5% for patients treated with SOC antibiotics alone, an increase of 20.3% (p=0.035).

Based on these efficacy data, summarized in Table 1 below, treatment with exebacase in addition to SOC antibiotics resulted in clinically meaningful improvements in outcomes compared to antibiotic therapy alone.

Table 1

Clinical response at Day 14	exebacase*	antibiotics alone	p-value
Overall mITT population	70.4%	60.0%	0.314

MRSA infection	74.1%	31.3%	0.010

MSSA infection	68.2%	73.3%	0.796

Bacteremia + right-sided endocarditis	80.0%	59.5%	0.028

Bacteremia only	81.8%	61.5%	0.035

*	used in addition to antibiotics

Another primary objective of the study was to describe the safety and tolerability of exebacase used in addition to SOC antibacterial therapy compared to SOC antibiotics alone in hospitalized patients with Staph aureus bacteremia, including endocarditis. An independent Data Safety Monitoring Board (DSMB) reviewed unblinded safety and pharmacokinetic data during the study. Treatment emergent adverse events (TEAEs) were defined as an untoward medical event reported from the study drug administration until 28 days after last dose of standard of care antibiotics, regardless of whether or not the event was considered related to study drug. The incidence of TEAEs was balanced between the treatment groups (88.9% and 85.1% of the exebacase and SOC antibiotics alone groups, respectively), with incidence rates as expected for this population, given the severity of the disease under study and that patients had multiple co-morbidities. The incidence rates of TEAEs reported within approximately one week after administration of the single dose of study drug were also balanced between the treatment groups (66.7% and 66.0% in the exebacase and SOC antibiotics alone groups, respectively). The overall rate of serious treatment-emergent SAEs was also similar between the treatment groups (47.2% for the exebacase group and 51.1% for the SOC antibiotics alone group). Among all patients who received study drug, 19.4% of exebacase patients and 14.9% of placebo patients died. There were no SAEs that we determined to be related to study drug. Exebacase was well-tolerated and there were no reports of hypersensitivity related to exebacase and no patients discontinued study drug in either treatment group.

Based on these safety and tolerability data, summarized in Table 2 below, we concluded that exebacase was well-tolerated in this study.

Table 2

	exebacase*	antibiotics alone
	N=72 n (%)	N=47 n (%)
TEAE	64 (88.9)	40 (85.1)

TEAE through day 7	48 (66.7)	31 (66.0)

TEAE leading to study drug interruption	1 (1.4)	0

TEAE leading to study drug withdrawal	0	0

TEAE related to study drug	8 (11.1)	4 (8.5)

Serious TEAE	34 (47.2)	24 (51.1)

Total deaths	14 (19.4)	7 (14.9)

*	used in addition to antibiotics

The Phase 2 study is still ongoing as patients are followed up to 180 days after administration of study drug. We expect to complete the study and have the complete data set in the second quarter of 2019. We also expect to have additional data from the 180 day long-term follow-up visit including additional safety, immunogenicity and PK data being assessed in the trial.

We expect to progress exebacase into Phase 3 of clinical development. Based on previous feedback from the FDA, we believe that a single confirmatory Phase 3 clinical trial evaluating the superiority of exebacase used in addition to SOC antibiotics compared to SOC antibiotics alone for the treatment of Staph aureus bacteremia, including right-sided endocarditis, together with the full package of Phase 1 and Phase 2 clinical data, along with a robust non-clinical and PK/PD data package will be sufficient to support the biologics license application (“BLA”) submission. As such, the planned Phase 3 study is expected to be a multi-center, multi-national, randomized, double-blind, placebo-controlled superiority study comparing clinical responder rates of exebacase used in addition to SOC antibiotics to SOC antibiotics alone for the treatment of Staph aureus bacteremia, including right-sided endocarditis. Specific parameters for Phase 3 will be informed by data from the Phase 2 study once it is completed, and relevant guidance from regulatory authorities. If the Phase 3 study confirms superiority of exebacase, used in addition to SOC antibiotics as compared to antibiotics alone, we would seek marketing authorization with a superiority claim, which we believe would be highly differentiated from conventional antibiotics and would lead to rapid uptake by providers and favorable reimbursements from payors.

Phase 1 Clinical Study

In 2015, we concluded a Phase 1 single ascending dose study in healthy volunteers. This trial was a randomized, double-blind, placebo-controlled trial designed to evaluate the safety, tolerability and PK of four different intravenous doses of exebacase. Healthy normal subjects were randomized to receive a single IV dose of exebacase or placebo, each administered as a 2 hour IV infusion.

In this Phase 1 study, exebacase was generally well tolerated and there were no clinical adverse safety signals. No SAEs or hypersensitivity AEs related to exebacase were reported, and no study stopping rules were met. A total of five non-serious AEs were reporting during the study as follows: two subjects who received exebacase reported a total of three non-serious AEs (headache, contact dermatitis, and allergic rhinitis); two subjects who received placebo reported a total of two non-serious AEs (viral upper respiratory tract infection and viral infection). All of these events were mild in intensity and resolved. No patients withdrew from the study due to an AE. There were no clinically relevant changes in inflammatory markers (e.g., erythrocyte sedimentation rate, high sensitivity c-reactive protein, or complement factors including total hemolytic complement (CH50) associated with exebacase dosing.

Nine out of 13 subjects dosed with exebacase developed anti-drug antibodies (“ADAs”) in the study. These ADAs were waning or absent by day 180, and were not correlated with mediators of allergic immune response. Exposure was generally linear, dose dependent and intra-subject variability was low. A pharmacometric analysis of the relationship between exebacase exposure and heart rate (“HR”), blood pressure and QT interval parameters showed no significant changes in systolic or diastolic blood pressure, HR or HR-corrected QT intervals with increases in exebacase plasma concentration at the doses tested in the Phase 1 study.

Estimated effective exposure of exebacase, based on in vivo pharmacology, PK/PD exposure target attainment analysis and PK/PD modeling was attained at the 0.25mg/kg dose in healthy subjects. The Phase 1 Clinical Study Report, as well as reports of the animal studies, PK/PD modeling and in vitro clinical microbiology studies were submitted to the regulatory authorities and an End of Phase 1 Meeting with FDA was conducted prior to advancing into Phase 2.

In vitro Microbiologic Studies and Animal Models Demonstrate the Therapeutic Potential of Exebacase

We believe exebacase is well differentiated from conventional antibiotics by it spectrum of activity, including:

•

Eradication of biofilms. Exebacase has been shown to clear biofilms in vitro studies and in animal models. Biofilm matrices associated with serious Staph aureus infections form on human tissues (e.g., valve in endocarditis or bone in osteomyelitis) and/or on the abiotic surfaces (e.g., prosthetic joints, catheters and other devices) and protect bacteria from immune defenses. Biofilms pose significant therapeutic challenges by increasing antibiotic tolerance up to 1,000-fold because conventional antibiotics are generally unable to clear or penetrate biofilms and kill dormant Staph aureus bacteria harbored within the biofilms. Hence, surgical removal of infected tissue, catheters, prosthetic joints and other indwelling devices containing Staph aureus biofilms is generally required to eradicate the infections.

•

Rapid, potent and selective bactericidal activity. In vitro, exebacase kills Staph aureus bacteria within seconds, thereby exerting a bactericidal effect, defined as a 3-log (99.9%) drop in colony forming units (“CFU”) per mL, within about 30 minutes. Exebacase has exhibited potent antibacterial activity against Staph aureus strains that are sensitive to methicillin as well as strains resistant to methicillin, vancomycin, daptomycin, or linezolid. Exebacase is highly targeted against staphylococcal and some streptococcal species, with no demonstrable activity against gram negative organisms. We believe that this targeted effect will reduce the possible negative effects of exebacase on normal, healthy human bacterial flora, known as the microbiome, in the GI tract, in contrast to broad spectrum antibiotics which are widely known to have deleterious effects on the human GI microbiome.

•

Potentiation of the efficacy of conventional anti-staphylococcal antibiotics. We have demonstrated strong synergy between exebacase and a wide range of antibiotics in preclinical studies, which we believe may enable exebacase to potentiate the efficacy of current standards of care for the treatment of Staph aureus bacteremia, including daptomycin, vancomycin and oxacillin. Because of this and the aforementioned features of exebacase which are also complementary to antibiotics, we believe the use of exebacase, in addition to conventional anti-staphylococcal antibiotics will provide significantly improved clinical cure rates, compared to antibiotics alone.

•

Low propensity for the development of resistance. In vitro models designed to induce the emergence of antibiotic resistance, such as 26 day serial passage studies, have shown a low propensity for bacteria to develop resistance to exebacase. In comparison, resistance to standard of care antibiotics such as daptomycin can readily be induced in the same model. Importantly, the addition of exebacase to daptomycin or other antibiotics in the same model was observed to suppress the emergence of resistance to conventional antibiotics.

We believe exebacase has other competitive advantages as well, including:

•

No direct competition. Vancomycin and daptomycin are the only two antibiotics with label indications in the U.S. for the treatment of Staph aureus bacteremia, including endocarditis due to MSSA and MRSA. Daptomycin, the most recently FDA approved drug for this indication, was approved in 2005. Clinical cure rates at the test of cure visit in the Phase 3 non-inferiority study which led to daptomycin’s approval were less than 50% for both daptomycin and the standard of care comparator. Exebacase has been shown to act synergistically with both daptomycin and vancomycin to improve eradication of Staph aureus in animal studies of Staph aureus endocarditis conducted in different species. As such exebacase is intended to be used in addition to, not as a replacement for, SOC antibiotics. No other agents have been shown to provide improved outcomes over SOC antibiotics.

•

Patent protection. Our issued patent with composition of matter claims and issued patent with method claims for killing Staph aureus stains both provide protection through 2032, our issued patent with method claims for disrupting or treating biofilm provides protection until 2033 and additional patents, if issued as we expect, could provide further protection beyond 2033.

Eradication of Antibiotic-Resistant Biofilms

Biofilm formation is a common characteristic of certain pathogenic bacteria such as Staph aureus and P. aeruginosa and represents a major therapeutic challenge. Biofilms are characterized by densely packed bacterial cells that grow in communities and are enclosed within a complex matrix of dead bacteria and excess cell wall components. Bacteria harbored within biofilms exhibit significant tolerance to conventional antibiotics, and can be up to 1,000-fold less susceptible than planktonic (or, free-floating) bacteria. Infected human tissues, such as the heart valve in endocarditis or bone in osteomyelitis, and the abiotic surfaces of indwelling medical devices, such as central venous catheters, prosthetic joints and cardiac devices are common sites for biofilm formation in the setting of systemic Staph aureus infections. Because conventional antibiotics are relatively ineffective at penetrating biofilms, long courses of antibiotics are generally required and are often unsuccessful, necessitating surgery (e.g., heart valve or prosthetic joint removal and replacement to eradicate the infection). There is a significant unmet medical need for novel treatment strategies to eradicate biofilms, as there are no medical products currently indicated for, or effective in, the eradication of biofilms.

Because exebacase disrupts the cell wall of Staph aureus bacteria by enzymatic lysis, we expected exebacase to be highly active against biofilms and we have performed an extensive battery of studies to profile exebacase’s activity against Staph aureus biofilms. These studies tested exebacase against biofilms formed on a range of surfaces, including polystyrene (i.e., microtiter plates), glass (i.e., chamber slides), and PVC (i.e., catheter tubing), as well as in human serum, plasma, blood and synovial fluid. The results of these studies as detailed and recently published in Antimicrobial Agents and Chemotherapy (Schuch, et al, AAC, July 2017), provide evidence that exebacase is a potent anti-staphylococcal biofilm agent.

We recently conducted a pilot study evaluating exebacase’s ability to eradicate Staph aureus biofilm from the inside of a hemodialysis catheter removed from an infected patient. The endpoint of the model was a reduction in the amount of bacteria (measured in CFUs). Segments of the catheter were assigned to one of three different treatment groups: exebacase, daptomycin (DAP) or exebacase + DAP at the clinically relevant concentration of 1 µg/mL. As shown in Figure 1 below, exebacase eradicated the biofilm at 1 µg/mL whereas daptomycin alone did not clear biofilm at 1 µg/mL. The addition of exebacase with daptomycin resulted in the same clearance of biofilm as exebacase alone. The catheter biofilm contained MRSA as well as other Staph species. We believe these data provide important translation of the previously reported potent efficacy of exebacase against biofilms formed in vitro and in animal models, to biofilms formed in the setting of human disease.

Figure 1: Sensitivity of MRSA Biofilms on Explanted Human Catheter to Exebacase (CF-301)

In view of the lack of efficacy of conventional antibiotics against biofilms, we believe exebacase, if approved, may provide an important new therapeutic option to address the biofilm components of invasive Staph aureus infections and potentially forestall or eliminate the need for surgical intervention.

Rapid, potent and selective bactericidal activity

Lysins have demonstrated rapid bactericidal activity. We have performed timekill assays comparing the time it has taken exebacase to kill bacteria in vitro and exert a bactericidal effect to the time required for daptomycin or vancomycin to do the same. All drugs were administered at a concentration of 1x minimal inhibitory concentration (“MIC”). Exebacase reduced the number of Staph aureus bacteria in tests on 62 strains (20 MSSA and 42 MRSA strains) by 3-logs within 30 minutes. In contrast, daptomycin required six hours to achieve the same level of cell killing, while vancomycin failed to achieve a 2-log, or 99%, cell kill during the same six-hour test period. The rapid bactericidal activity of exebacase is one of the important reasons that we believe it could be a highly desirable therapeutic option, if approved, for the treatment of Staph aureus infections.

Exebacase has been bactericidal against all Staph aureus isolates tested to date, regardless of their antibiotic-resistance profile. We have tested over 250 different drug sensitive and resistant isolates of Staph aureus. The isolates tested can be classified by the particular drugs to which they are sensitive or resistant, including MSSA, MRSA, VRSA, linezolid-resistant (“LRSA”) and daptomycin-resistant (“DRSA”) Staph aureus. Exebacase was shown to be active against all the strains tested. Our Standard Bacteremia Model utilizes animals infected with 10 million (107) CFU of MRSA and treated 3 hours later with various doses of therapy or buffer. In this model, exebacase produced a dose-dependent increase in survival rates, with mice receiving at least 0.5 mg/kg of exebacase demonstrated at least 90% survival, whereas doses below 0.5 mg/kg resulted in lower survival.

Synergy with Standard-of-Care Antibiotics

Synergy is defined as the interaction of two or more agents so that their combined effect is greater than the sum of their individual effects. We identified a strong synergy between lysins and a wide range of anti-staphylococcal antibiotics, including daptomycin, vancomycin and oxacillin through in vitro synergy assays. In these tests, synergy was assessed by checkerboard assay using the fractional inhibitory concentration index (“FICI”) for each combination. An FICI mean was derived from each checkerboard based on two consecutive FIC values along the growth/no growth interface. Synergy was defined as an FICI of ≤0.5; strongly additive was >0.5-<1; indifference was 1 to <2; and antagonism was ≥2.

To test and demonstrate this synergy in vivo, we developed the Drug Failure Bacteremia Model where exebacase could be tested in combination with a SOC antibiotic. The Drug Failure Bacteremia Model utilizes an extremely high infection burden of one billion (109) CFU. This produces such an overwhelming infection in the animals such that SOC antibiotics used as monotherapies at their human equivalent doses failed to produce significant cure rates. We tested daptomycin, vancomycin and oxacillin in this model. We then adjusted the dose of exebacase so that monotherapy with exebacase would also fail to have significant cure rates under these intense infection conditions. To test and demonstrate whether the synergy that we had observed in vitro between exebacase and SOC antibiotics would lead to improved efficacy in vivo, we then treated groups of animals in the Drug Failure Bacteremia Model with the drugs as monotherapies and also in combination to evaluate if there was an improvement in efficacy.

In the Drug Failure Bacteremia Model, all control mice treated with buffer succumbed to bacterial infection within 12 hours. Administration of a clinical dose of daptomycin as a single agent resulted in clinical failure, as only 31% of mice survived. Similarly, when exebacase was dosed as a single agent at this chosen dose, only 18% of mice survived. In contrast, when mice received the exebacase in addition to daptomycin, 82% survived the bacterial challenge, demonstrating superiority of the combination therapy over either of the single-drug regimens, with a significantly higher survival rate than the sum of the results from the two monotherapies.

We have tested the combination of exebacase with daptomycin, vancomycin and oxacillin in multiple experiments with the Drug Failure Bacteremia Model. In each experiment, the combination therapy was shown to be superior to monotherapy with a single drug alone. We have also studied the combination of exebacase with other anti-staphylococcal agents, including linezolid, televancin, nafcillin, cefazolin, clindamycin and azithromycin, in vitro and found exebacase to be synergistic or strongly additive with each agent against both MSSA and MRSA strains.

To further explore the activity of exebacase in combination with SOC antibiotics for the treatment of life-threatening, drug-resistant infections, we engaged the LA Biomed Research Institute at Harbor-UCLA Medical Center (“UCLA”) to perform studies in their standard, well characterized rat and rabbit infective endocarditis models. The endpoint of the model is a reduction in the amount of bacteria (measured as CFUs) on the heart valve, in the kidney and in the spleen. The studies examined the activity of exebacase in combination with daptomycin, in UCLA’s prototypical high-burden biofilm-based model.

In this study, a single dose of exebacase used in addition to daptomycin resulted in an additional substantial reduction in CFUs, on top of the reduction in CFUs by daptomycin alone. This study is highly relevant to our understanding of the therapeutic potential of exebacase and the intended clinical application in a difficult to treat biofilm-based infection. This study demonstrated that a single dose of exebacase, when combined with four days of daptomycin treatment, resulted in a 3-log drop in bacterial burden in the cardiac vegetations and >2-log drop in the kidney and spleen of infected animals relative to daptomycin treatment alone. Importantly, four out of nine animals treated with exebacase and daptomycin were found to have sterilized kidney, spleen and heart valve vegetations, whereas none of the animals treated with daptomycin alone had tissues that were sterilized.

We have subsequently conducted additional experiments at UCLA in the rabbit infective endocarditis model in order to both replicate the results of the rat study, but also to examine a range of exebacase doses used in addition to daptomycin as compared to both buffer and daptomycin alone. The results of a dose-ranging study, where a range of single doses of exebacase was assessed when administered in addition to four days of daptomycin treatment are shown in Figure 2 below. As seen in the rat studies, administration of daptomycin alone resulted in a 3-log reduction in CFUs in the heart valve vegetations in these animals infected with MRSA.

The addition of a single dose of exebacase, resulted in an additional ~3-log reduction in CFUs in the cardiac vegetations compared to daptomycin alone at all doses of exebacase tested (p < 0.002). Using conventional allometric scaling, the 0.7 mg/kg dose of exebacase approximates the human clinical dose of 0.25mg/kg, which is the dose being studied in our Phase 2 clinical trial. This dose together with daptomycin resulted in a 6-log reduction in CFUs compared to buffer (p < 0.001). Of note, efficacy was maintained even at the lowest dose of exebacase tested (0.09 mg/kg) in this study (p < 0.001).

Figure 2: Dose Ranging Study of Exebacase (CF-301) with Daptomycin in Rabbit Infective Endocarditis Model

Collectively, we believe these preclinical data provided significant support to the design of our ongoing Phase 2 study to evaluate the use of exebacase in addition to SOC antibiotics for the treatment of Staph aureus bacteremia, including endocarditis.

Non-Clinical Activities

Chemistry, Manufacturing and Controls (“CMC”)

Exebacase is manufactured using a proprietary engineered E. coli strain that expresses the product in a recombinant manner during the fermentation process. This technology allows production of up to nine grams of exebacase per liter of fermentation broth. After fermentation, the broth containing exebacase is separated and purified through a process containing two chromatographic columns. The resulting product has greater than 99% purity.

We recently achieved concurrence with the FDA on our CMC plans for Phase 3 and BLA submission. We intend to further optimize the manufacturing process for increased purity and yield. Once completed, we plan to begin a program to manufacture Phase 3 material. The process will then be scaled up from the current 100 liter fermentation and validated in a series of manufacturing batches to demonstrate consistency. In parallel to the validation, we intend to conduct a comparability program that demonstrates comparability between the final product used in Phase 3 and commercial manufacturing. We intend to include the results in the BLA that we expect to submit to the FDA. Following submission, we expect that the FDA will conduct pre-approval inspections of all manufacturing facilities and determine whether it agrees that our commercial material is sufficiently comparable to our Phase 3 material.

Safety Pharmacology and Toxicology

We conducted non-clinical safety pharmacology and toxicology studies in connection with our Investigational New Drug application (“IND”) for exebacase. In these studies exebacase was well-tolerated in rats for a single two-hour IV administration of doses up to 25mg/kg (determined by us to be the no observable adverse effect level, or “NOAEL”) and that a single dose of 2.5 mg/kg was not associated with any effects, adverse or not, and was therefore determined to be the no observable effect level (“NOEL”). Exebacase was well tolerated in these studies in both rats and dogs for seven consecutive days of once daily two-hour IV infusions of up to 2.5 mg/kg. In a non-GLP pilot study in rats, 1.0 mg/kg/day was well tolerated for up to seven consecutive days of once daily two-hour IV infusions or IV boluses.

Dose-dependent adverse effects were seen in both species at doses above 25 mg/kg/day for 1 day in the rat and above 2.5 mg/kg/day for seven-consecutive days in both the rat and the dog. The dose limiting toxicity observed was a localized microscopic histopathological change surrounding certain blood vessels. In accordance with industry practice, we intend to study exebacase in clinical trials at doses much lower than those that caused adverse effects in animals, and we believe these doses to be within the efficacious range of the drug.

Upon first exposure to exebacase, no hypersensitivity reaction was observed in any of our animal studies. Upon administration of a second course of exebacase, given two weeks after completion of the first course, including multiple-day courses, hypersensitivity or hypersensitivity-like findings were observed in mice, rats and dogs. In a dedicated hypersensitivity study in rats, using a model intended to elicit hypersensitivity, findings consistent with hypersensitivity were observed after a two week delayed re-challenge with a second course of exebacase and were not dose-dependent. In general, in humans, Type I hypersensitivity is an allergic anaphylaxis-like response (e.g., an immediate and potentially life-threatening allergic reaction) and Type III hypersensitivity is a serum sickness-like response (e.g., fever, joint pain, protein in urine, vascular changes). While the nature of hypersensitivity reactions in rats may not necessarily be predictive of hypersensitivity reactions that may occur in humans, we have also considered the risk of hypersensitivity occurring upon first administration of exebacase due to potential prior exposure to the active protein component of exebacase from the environment, as it is a naturally occurring protein. Testing for anti-drug antibodies was performed in Phase 1 subjects. No clinical hypersensitivity related to exebacase was observed in subjects dosed in our Phase 1 or Phase 2 study. We are collecting additional information about the development of ADAs after dosing with exebacase in the Phase 2 study.

CF-296: An Engineered Approach for Invasive Staph aureus Infections

We have engineered a lysin variant of exebacase which we believe may suitable for the potential treatment of the most challenging invasive infections caused by Staph aureus including biofilm-related infections in prosthetic joints and indwelling devices and osteomyelitis. Based on the safety pharmacology and toxicology profile of exebacase described above, our objectives for the program were to maintain the spectrum of activity of an anti-staphylococcal lysin while improving the non-clinical safety profile.

Lysin Discovery Platform

The main objective of our lysin discovery platform has been to bring forth a portfolio of lysins that selectively target the largest threats of resistant bacteria, commonly referred to as the ESKAPE pathogens (Enterococcus faecium, Staphylococcus aureus, Klebsiella pneumoniae, Acinetobacter baumannii, Pseudomonas aeruginosa, and Enterobacter species), which are the leading causes of hospital acquired infections throughout the world.

Lysins are enzymes derived from naturally occurring bacteriophage, which are viruses that infect bacteria. When recombinantly produced and then applied to bacteria, lysins cleave a key component of the target bacteria’s peptidoglycan cell wall, resulting in rapid bacterial cell death. Conventional antibiotics require bacterial cell division and metabolism to occur in order to exert their effect (i.e., cell death or cessation of growth). Based on in vitro tests, lysins, however, are fundamentally different in that they kill bacteria rapidly by enzymatic cleavage of the bacterial cell wall without need for bacterial growth and cell division. In addition to the speed of action and potent cidality, we believe lysins are differentiated by their other hallmark features which include the demonstrated ability to eradicate biofilms and synergistically boost the efficacy of conventional antibiotics in animal models. Importantly, lysins also have a “narrow spectrum” meaning they kill only specific species of bacteria or closely related bacteria. As such, we believe that lysins targeting gram-positive pathogens will not have negative effects on the beneficial, normal human GI microbiome in contrast to conventional “broad spectrum” antibiotics which can kill the body’s normal, beneficial bacteria. We believe that the potential therapeutic profile of lysins is complementary to that of conventional antibiotics. As such, our approach includes the use of lysins in addition to conventional antibiotics for the treatment of serious, drug-resistant bacterial infections, including biofilm-associated infections, in an effort to achieve greater efficacy and improve clinical outcomes, as well as potentially protect against antibiotic resistance.

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

The application of these methods enables the large scale identification of lysins, enabling the production of lysin banks specific for any particular pathogen. We believe the ability to rapidly identify lysins specific for any pathogen of interest, either by in vitro or in silico methods, will provide a steady pipeline of novel lysins for consideration as potential antimicrobial therapeutic candidates. Using this methodology, we have discovered lysins targeting gram-negative pathogens as part of our proprietary discovery program. These lysins were further characterized with funding from CARB-X and will be further developed and tested in in vivo models as part of this program.

In addition to our proprietary lysin discovery program, we have an active collaborative research agreement through which we provide funding for the discovery of new lysins to Dr. Vincent Fischetti’s Laboratory of Bacterial Pathogenesis and Immunology at The Rockefeller University (“Rockefeller”). We have the first right to negotiate a license to all discoveries concerning lysins through October 2019. We hold worldwide exclusive license rights to patents for composition of matter for nine lysins from Rockefeller. Each lysin targets a specific species of gram-positive bacteria, including drug-sensitive and drug-resistant forms as shown in Table 3 below.

Table 3: Lysins Licensed From The Rockefeller University

Pathogen	CDC Threat Level	WHO Priority Level	Lysins
Staphylococcus aureus	Serious	High	CF-301, CF-302
Streptococcus pneumoniae	Serious	Medium	CF-303, CF-309
Enterococcus faecalis	Serious	High	CF-304
Group B streptococcus	Concerning	—	CF-307
Bacillus anthracis	—	—	CF-306, CF-308

The focus of our research and discovery efforts is on identifying lysins which selectively kill specific species of gram-negative bacteria that are considered to be urgent or serious threats to global health by the CDC or critical priorities by the WHO. Emerging strains of multi-drug resistant gram-negative pathogens that are resistant to all or nearly all available antibiotics are considered to be a major global health threat. We believe that lysins targeting gram-negative pathogens have the potential to be important therapeutics to combat antimicrobial resistance due to their novel mechanism of action and therapeutic profile, which is complementary to conventional antibiotics.

P. aeruginosa is the initial target of our gram-negative lysin discovery efforts.

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

The discovery and development of lysins that target P. aeruginosa is a focus of our research efforts. We developed a strategy for large scale cloning of lysins with potential specificity for the target pathogen. We then conducted functional screening in the context of both media and human serum to identify lysins with potent antimicrobial activity against P. aeruginosa, including resistant strains. For all highly active clones, additional modifications were introduced to generate second and third generation molecules for further in vitro screening. We have identified several lysins that in vitro exhibit the hallmark features which differentiate the lysin class, including rapid and potent bactericidal activity, synergy with a broad range of standard of care agents and the eradication of biofilms.

Based on the results of these assays and the additional data we continue to generate in vitro, our gram-negative lysins represent a potential new therapeutic class of bactericidal agents to combat resistant P. aeruginosa. In 2017, we were awarded a grant from CARB-X in support of this program. In January 2019, we announced an additional $2.3 million in the amount of funding to be received in further support of this effort as we move into in vivo models of disease to further characterize these candidates.

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

Enterobacteriaceae can produce enzymes (e.g., “extended-spectrum beta-lactamases (“ESBL”)) that confer resistance to most beta-lactam antibiotics, including penicillins, cephalosporins, and the monobactam aztreonam. Infections with ESBL-producing organisms have been associated with poor outcomes. Approximately 20% of K. pneumoniae infections and 31% of Enterobacter infections in intensive care units in the United States now involve strains which are not susceptible to third-generation cephalosporins. Community and hospital-acquired ESBL-producing Enterobacteriaceae are prevalent worldwide, and their prevalence may be underestimated because reliable identification of ESBL-producing organisms in clinical laboratories can be challenging.

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

Amurin Discovery Program

Amurin peptides are a class of novel, phage-derived lytic agents discovered in our laboratories. In preclinical studies, amurin peptides have shown some features common to lysins, including potent bacteriocidality, including antibiotic-resistant strains, the ability to clear biofilms and synergize with conventional antibiotics. However, amurin peptides are further differentiated in their potential ability to exert these actions on the full range of gram-negative ESKAPE pathogens, as well as a range of additional, serious and difficult to treat gram-negative bacteria, including Burkholdaria and Stenotrophomonas, in the context of human serum, without apparent ‘off target’ effects against gram-negatives. As such, amurin peptides have shown a highly differentiated spectrum of action, and we believe, if successfully developed, would be extremely well suited as potential treatments for patients suffering from polymicrobial gram-negative infections, such as cystic fibrosis, ventilator-associated pneumonia, intra-abdominal infections, and serious burns or certain chronic wound infections. Given their powerful in vitro activity against a broad range of resistant pathogens, we believe that amurin peptides have the potential to become a powerful addition to our armamentarium against strains of gram-negative pathogens which have extreme- or pan- drug resistance to all or almost all currently available antibiotics.

We plan to progress our amurin peptide program as quickly as possible through preclinical profiling and into the clinic. We are currently evaluating the in vitro profiles of the amurins as we continue to advance the program. We recently announced an award from CARB-X of up to $6.9 million of funding to support the development of amurin peptides as potential therapeutics to treat serious and potentially life-threatening infections, including those caused by antibiotic-resistant gram-negative ESKAPE pathogens.

CF-404: An Antibody Approach for Influenza

We intend to develop CF-404, a combination of three human mAbs against influenza, as a potential treatment for seasonal and pandemic influenza infections, which kill as many as 49,000 people annually in the U.S. alone. Our preclinical studies to date have shown that CF-404 may have the following attributes:

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

Preclinical studies

In preclinical studies, CF-404 was active against all seasonal strains of influenza, including the three principal strains (H1, H3 and B). These mAbs react with the principal protein, hemagglutinin, on the surface of influenza at a region referred to as the hemagglutinin stalk which is genetically stable and does not vary from one season to another.

We have tested our mAbs in standard mouse models which use weight changes to evaluate protection against lethal infection with different strains of influenza (H1N1, H3N2 or B). Control mice treated with buffer all succumbed to viral infection within 7-9 days. By contrast, when we administered a single treatment of CF-404 24 hours post-infection, the infected mice appeared healthy, with weight changes comparable to healthy mice.

We are developing CF-404 as an inhaled therapy. We believe that this novel delivery route allows CF-404 to target the influenza virus more directly where it resides, in the respiratory system. We have demonstrated efficacy in animal models even when using low doses of our antibodies administered in an aerosolized form. In our inhalation model, control mice treated with buffer all succumbed to viral infection within 10 days. By contrast, when we administered a single inhaled treatment of CF-404 over a range of low doses 24 hours post-infection, the infected mice were protected and fared better with increasing dose (up to 0.82mg/kg) as compared to the 5mg/kg with a systemic dose.

We are continuing to develop a formulation of CF-404 that would be suitable for human use. Our in vivo data has shown that our anti-H1 (CF-401), anti-H3 (CF-402) and anti-B (CF-403) mAbs have been able to protect animals from lethal challenge. Importantly, our studies also show that treatment with our mAbs appears to provide greatly enhanced potency compared to treatment with other mAbs. We believe our combination for the treatment of influenza is a novel approach addressing a high unmet medical need and would offer competitive advantages to the only product widely used on the market today if successfully developed and approved.

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

Our lysin portfolio consists of fifteen (15) U.S. patents, thirty-one (31) foreign patents and one hundred seventeen (117) U.S. and international patent applications that we have licensed from Rockefeller and/or developed in-house. These patents will expire between 2024 and 2033. The patents and patent applications are directed to compositions and methods for the treatment of infections caused by gram-positive bacteria (Group B Streptococci, Staph aureus, Streptococcus pneumonia, Bacillus anthracis (anthrax), Enterococcus faecalis and Enterococcus faecium) and infections caused by gram-negative bacteria (P. aeruginosa, K. pneumoniae, Enterobacter cloacae and E. coli). If patents are granted on our patent applications, which include the patent applications related to exebacase, CF-296 and the gram-negative lysins, they would expire between 2029 and 2039.

Our influenza patent portfolio consists of one (1) U.S. patent, eleven (11) foreign patents, and fifty-one (51) U.S. and foreign patent applications, which we have licensed from Trellis and/or developed in-house. The patent applications are directed to compositions relating to influenza antibodies as well as to pharmaceutical compositions for administration to patients and to methods for their use in conferring passive immunity against various influenza strains and clades. If patents are granted on these patent applications they would expire between 2031 and 2036.

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

License Agreements—The Rockefeller University

We have entered into the following license agreements with Rockefeller:

•

On July 12, 2011, we entered into a license agreement for the worldwide, exclusive right to a provisional patent application, upon which a non-provisional patent application has since been filed, covering the composition of matter for the lysin PlySS2 for the treatment and prevention of diseases caused by gram-positive bacteria (the “CF-301 License”). We rebranded PlySS2 as CF-301 or exebacase. This license gives us the right to exclusively develop, make, have made, use, import, lease, sell and offer for sale products that would otherwise infringe a claim of this patent application or patent.

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

Exebacase is a potential first-in-class drug candidate and we believe it is the first lysin to enter human clinical trials in the U.S. We believe there is currently no clinical competitor to exebacase, which is highly differentiated from conventional antibiotics by at least six attributes that no single antibiotic possesses, including: (1) a novel mechanism of action, (2) specificity for a target bacteria (only Staph aureus), (3) rapid speed of action, (4) activity across all drug-sensitive and drug-resistant strains of the target bacteria (including MRSA, VRSA and DRSA), (5) the ability to eradicate biofilms, and (6) synergy with antibiotics.

Staph aureus bacteremia is typically treated with oxacillin or other semi-synthetic penicillin or first-generation cephalosporin, or for MRSA strains, daptomycin or vancomycin. We do not see market competition with these drugs, as our strategy is to administer exebacase in addition to these drugs with the goal of achieving clinical superiority over any one of those SOC antibiotics alone. We are aware of several other clinical trials currently being conducted or recently concluded in patients with Staph aureus bacteremia. Depending on the outcomes of those and future trials, exebacase may compete with products in development from Genentech, Inc., iNtRon Biotechnology, Inc., (“iNtRon”) and XBiotech, Inc. We believe that exebacase has demonstrated synergy in vitro with a broad range of anti-staphylococcal agents of different classes and we believe that exebacase will also be synergistic and non-competitive with newer conventional antibiotics in these classes.

We are not aware of any other lysins in clinical development under an IND in the United States. We believe iNtRon, a biotechnology company located in South Korea, is currently conducting a human clinical trial for SAL-200, an endolysin-based drug candidate to evaluate it as a treatment for Staph aureus bacteremia. Additionally, iNtRon recently announced a licensing arrangement with Roivant Sciences with a stated purpose to pursue the global development and commercialization of its endolysin products, including SAL-200. We will continue to monitor the advancement of SAL-200 as data and information become available.

CF-404 is intended for the treatment of potentially life-threatening seasonal and pandemic influenza infections. We believe CF-404 has competitive advantages in that it potentially addresses the short-comings of neuraminidase inhibitors and other products in development for the following reasons: (1) it may not be prone to drug-resistance due to targeting conserved regions of the influenza virus, (2) it may provide for an increased “time-to-treat” window compared to neuraminidase inhibitors, which are indicated to be used within 48 hours of symptom onset, and (3) it may provide complete coverage against all seasonal and most potential pandemic strains of human influenza without the need for annual reformulation, including influenza B.

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

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical or clinical manufacturing, testing, as well as for commercial manufacture of any products that we may commercialize. We employ the services of Fujifilm UK to supply the drug substance for exebacase. We do not yet have contracts to produce a commercial supply of the drug substance for exebacase; however, we intend to pursue agreements with Fujifilm UK to do so. We employ the services of various vendors to produce exebacase in its final vialed drug product form. We do not have contracts for the commercial supply of exebacase. We intend to pursue agreements with third party manufacturers regarding commercial supply of vialed drug product at an appropriate future time. We may choose to locate second fill finish third party manufacturers to supply other world regions such as the European Union (the “EU”) or Asia.

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

Research and Development Expenses

We have invested $22.4 million, $17.3 million, and $22.1 million in research and development expenses for the years ended December 31, 2018, 2017 and 2016, respectively.

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

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The FDC Act and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-

approval monitoring and reporting, sampling, and import and export of pharmaceutical products. In addition to regulation under the FDC Act, biological products used for the prevention, treatment, or cure of a disease or condition of a human being are subject to regulation under provisions of the PHSA, and FDA reviews applications for approval of a biologic pursuant to a BLA. FDA review applications for approval of drug products pursuant to a new drug application (“NDA”). Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

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

Clinical trials involve the administration of the investigational new drug or biologic to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice (“GCP”) regulations meant to protect the rights and health of healthy volunteers or patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on healthy volunteers or patients in the U.S. and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The NDA or BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA or BLA is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee. For fiscal year 2019, the application user fee is $2,588,478. The manufacturer and/or sponsor under an approved NDA or BLA are also subject to annual program user fees, currently set at $309,915 per program. These fees are typically adjusted annually.

The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs and BLAs. The FDA aims to review applications for standard review drugs containing new molecular entities or original biologic products within ten months of the date the application was accepted for filing, and the goal is to review applications for priority review drugs or biologics in six months of the date the application was accepted for filing. Priority review can be applied to applications for drugs containing new molecular entities or biologics that are intended to treat a serious disease or condition and that, if approved, would provide a significant improvement in safety or effectiveness. The review process for both standard and priority review may be extended by the FDA to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

The FDA may also refer applications for novel drug or biologic products, or drug or biologic products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practices (“cGMPs”) is satisfactory and the BLA contains data that provide substantial evidence that the proposed biologic is safe, pure and potent for its intended use, and has an acceptable purity profile. In the case of an NDA, whether the drug is safe and effective for its intended use.

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

Fast Track Designation and Accelerated Approval

The FDA administers a number of programs to facilitate the development, and expedite the review, of drugs or biologics that are intended for the treatment of serious or life-threatening diseases or conditions. For instance, a sponsor may seek the FDA’s designation of its product candidate as a “fast track” product. Fast track products are those products intended for the treatment of a serious or life-threatening disease or condition and which demonstrate the potential to address unmet medical needs for such disease or condition. Drugs that qualify as a qualified infectious disease product, or QIDP, under the Generating Antibiotic Incentives Now, or GAIN Act, are also eligible for fast track designation. Biologics, such as lysins, are not currently eligible for QIDP designation.

Under the fast track program, the sponsor of a new drug or biologic candidate may request that the FDA designate the candidate for a specific indication as a fast track drug or biologic concurrent with, or after, the filing of the IND for the candidate. The FDA must determine if the drug or biologic candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. If fast track designation is obtained, the FDA may initiate review of sections of the marketing application before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for the remaining information. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA or BLA is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process. In addition, a product candidate that receives fast track designation is eligible for more frequent meetings with the FDA to discuss the product’s development plan and ensure collection of appropriate data needed to support approval and more frequent communications from FDA regarding such things as the design of the proposed clinical trials and use of biomarkers, as applicable. In August 2015, the FDA granted fast track designation to exebacase for the treatment of Staph aureus bacteremia, including endocarditis.

In some cases, a product may be eligible for accelerated approval. Drug or biological products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints.

A drug or biologic candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug or biologic from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA. Fast track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

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

Draft Guidance for Industry: “Limited Population Pathway for Antibacterial and Antifungal Drugs” (LPAD)

As part of the 21st Century Cures Act of 2016, LPAD is intended to permit the approval of new antibiotics on the basis of relatively small clinical data sets studying patients with rare, serious, or life-threatening infections in whom large-scale trials would be infeasible. The FDA issued draft guidance for the industry regarding LPAD in June 2018 which defines the potential for antibacterial and antifungal drug candidates to be approved under a limited population development pathway. According to the draft guidance, candidates for this pathway are agents intended to treat a serious or life-threatening infection in a limited population with unmet needs, have substantial evidence of effectiveness for the drug’s intended use and sufficient information to conclude that the drug is safe for use under the conditions prescribed, recommended, or suggested in the proposed labeling which is expected to define the limited population for intended use. The FDA’s determination of safety and effectiveness must reflect the benefit-risk profile of the antibiotic in the limited population and must take into account the severity, rarity, or prevalence of the infection the drug is intended to treat and the availability or lack of alternative treatments for that limited population.

Breakthrough Therapy Designation

The Food and Drug Administration Safety and Innovation Act established a category of drugs and biologics referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Under the breakthrough therapy program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the drug candidate. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will work to expedite the development and review of such drug. The FDA may also rescind breakthrough therapy designation for a product candidate if the FDA determines the product candidate no longer meets the criteria for breakthrough therapy designation.

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

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, HITECH, and their respective implementing regulations, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

European Medicines Agency (EMA) – Small and Medium Enterprise (SME) Designation

The SME designation was established by EMA to promote innovation and the development of new medicinal products by smaller companies. Companies with SME status are eligible to receive financial incentives as well as administrative and regulatory support through national and regional level programs. These benefits include access to dedicated EMA personnel during the clinical development process as well as reductions in fees associated with regulatory procedures such as Scientific Advice, Marketing Authorizations, and inspections. Companies with SME status are also eligible for early application (prior to proof of concept) to the priority medicines (PRIME) scheme. PRIME provides enhanced support for the development of medicines that target an unmet medical need. In August 2016, the EMA granted SME designation to ContraFect. We continue to meet the requirements for the designation and have maintained our SME status.

Data Privacy and Security Laws

We are also subject to data privacy and security laws in jurisdictions outside of the U.S. For example, in the European Union (“E.U.”) and the European Economic Area (“E.E.A.”) we are subject to Regulation (EU) 2016/679 (General Data Protection Regulation or GDPR) in relation to our collection, control, processing, sharing, disclosure and other use of personal data (i.e. data relating to an identifiable living individual). The GDPR is directly applicable in each E.U. and E.E.A. Member State, however, it provides that E.U. and E.E.A. Member States may introduce further conditions, including limitations, which could limit our ability to collect, control, process, share, disclose and otherwise use personal data (including health and medical information), and/or could cause our compliance costs to increase, ultimately having an adverse impact on our business. The GDPR imposes a strict data protection compliance regime including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that valid consent or another an appropriate legal basis is in place or otherwise exists to justify data processing activities; appointing data protection officers in certain circumstances; granting new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability), as well as enhancing current rights (e.g., data subject access requests); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; defining for the first time pseudonymized (i.e., key-coded) data; and complying with principal of accountability and complying with the obligation to demonstrate compliance through policies, procedures, training and audit.

We are also subject to E.U. rules with respect to cross-border transfers of personal data out of the E.U. and E.E.A. These rules are under scrutiny from time to time. For example, there is ongoing litigation challenging the EU Commission approved model clauses (also called standard contractual clauses), which is a commonly used transfer mechanism under the GDPR. It is uncertain whether the model clauses will be invalidated by the European courts. In addition, Brexit will mean that at some point that the United Kingdom (“U.K.”) will become a “third party” for the purposes of data transfers under the GDPR.

We depend on a number of third parties in relation to the operation of our business (including clinical research organizations), a number of which process personal data on our behalf. There is no assurance that our own privacy and security-related safeguards and/or any contractual measures that we enter into with these providers will protect us from the risks associated with the third-party processing, storage and transmission of such information. Any violation of data or security laws by our third party processors could have a material adverse effect on our business and result in the fines and penalties outlined below.

We are subject to the supervision of local data protection authorities in those E.U. and E.E.A. jurisdictions where we are established or otherwise subject to the GDPR. Fines for certain breaches of the GDPR are significant: up to the greater of EUR 20 million or 4% of total global annual turnover. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our processing of our data, enforcement notices, assessment notices (for a compulsory audit), as well potential civil claims including class action type litigation where individuals suffer harm.

We are also subject to evolving E.U. privacy laws on cookies, and e-marketing. The E.U. is in the process of replacing the e-Privacy Directive with a new set of rules taking the form of a regulation. The draft e-Privacy Regulation imposes strict opt-in marketing rules with limited exceptions for business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases fining powers to the same levels as the GDPR (i.e. the greater of 20 million Euros or 4% of total global annual revenue). While the e-Privacy Regulation was originally intended to be adopted on May 25 2018 (alongside the GDPR), it is still going through the European legislative process and commentators now expect it to be adopted during the second half of 2020 or during 2021 following a transition period. We are likely to be required to expend further capital and other resources to ensure compliance with these changing laws and regulations.

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

The current presidential administration and U.S. Congress have attempted to repeal or “repeal and replace” the Affordable Care Act. Although those efforts did not succeed, the presidential administration may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. There is still uncertainty with respect to the impact the President’s administration and the U.S. Congress may have, if any, on the Affordable Care Act, and any changes will likely take time to unfold. Additionally, since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the entire Affordable Care Act is invalid based primarily on the fact that the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the Affordable Care Act, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. While the Texas District Court Judge, as well as the current presidential administration and the Centers for Medicare and Medicaid Services, have stated that this ruling will have no immediate effect, it is unclear how this decision and subsequent appeals will impact the law and the effect such impact could have on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011 among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken. Further, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. For example, the Cures Act changes the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs.

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

Employees

As of March 7, 2019, we had 20 full-time employees, including 10 employees with advanced degrees. Of these full-time employees, 11 employees are engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Since inception, we have incurred significant operating losses. Our net losses were $37.7 million, $15.5 million and $28.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

We currently operate with limited resources. We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. Based on our current operating plans, and without additional funding, we believe we will not have sufficient funds to meet our obligations within the next twelve months from the issuance of our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. These factors raise substantial doubt about our ability to continue as a going concern. We have relied on our ability to fund our operations primarily through public and private debt and equity financings, but there can be no assurances that such financing will continue to be available to us on satisfactory terms, or at all.

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize exebacase or any of our other product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain funding, we would be forced to delay, reduce or eliminate our research and development programs, which would adversely affect our business prospects. In addition, if we are unable to raise capital, we will also need to implement cost reductions, and any failure to effectively do so will harm our business, results of operations and future prospects.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of exebacase and possibly acquire and develop new product candidates or technologies. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

Conducting clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results to obtain marketing approval and achieve product sales. In addition, if approved, exebacase or any other product candidate that we develop may not achieve commercial success. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

We were incorporated in 2008 and commenced active research operations in 2010. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital and acquiring and developing exebacase and other potential product candidates. We have not yet demonstrated our ability to successfully complete Phase 2 or Phase 3 clinical trials, obtain marketing approval, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a product development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

The timing of the milestone and royalty payments we are required to make under certain agreements to Rockefeller is uncertain and could adversely affect our cash flows and results of operations.

We are party to certain agreements with Rockefeller pursuant to which we have acquired licenses to certain patents and patent applications and other intellectual property related to a series of compounds, including exebacase, to develop and commercialize therapeutics. Under our agreements with Rockefeller, we have obligations to achieve diligence minimums and to make payments upon achievement of specified development and regulatory milestones. We will also make additional payments upon the achievement of future sales milestones and for royalties on future net sales.

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

Under Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our past transactions, we may have experienced an “ownership change.” At this time, we have not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since our formation, due to the costs and complexities associated with such a study. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted. Further, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for federal or state tax purposes. As of December 31, 2018, we had federal and state net operating loss carryforwards of approximately $175.4 million and $189.0 million, respectively, and federal research and development credits of approximately $2.5 million, the use of which could be limited or eliminated by virtue of one or more “ownership changes.”

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are heavily dependent on the success of our leading product candidate, exebacase. The approval process of the FDA and comparable foreign regulatory authorities is lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for exebacase or any other product candidate our business will be substantially harmed.

Our near-term business prospects are substantially dependent on our ability to develop and commercialize exebacase. We cannot market or sell exebacase or any other product candidate in the United States without FDA approval, but this approval, if ever issued, is at least several years away. To commercialize exebacase or any other product candidate outside of the United States, we will need applicable foreign regulatory approvals. The clinical development of exebacase or any other product candidate is susceptible to the inherent risks of any drug development program, including a failure to achieve efficacy across a broad population of patients, the potential occurrence of severe adverse events and the risks that the FDA or any applicable foreign regulatory authority will determine that a drug product is not approvable.

The process required to obtain approval for commercialization from the FDA and similar foreign authorities is unpredictable, and typically takes many years even after the commencement of clinical trials, depending on numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to obtain regulatory approval may change during the course of a product’s clinical development. We may fail to obtain regulatory approval for exebacase or any other product candidate for many reasons, including the following:

•	we may not be able to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that exebacase or any other product candidate is safe and effective for any indication;

•	the results of clinical trials may not meet the level of clinical or statistical significance required for approval by the FDA or comparable foreign regulatory authorities;

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may not be able to demonstrate that exebacase or any other product candidate’s clinical and other benefits outweigh its safety risks;

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the FDA or comparable foreign regulatory authorities may identify deficiencies in data generated at our clinical trial sites;

•	the FDA or comparable foreign regulatory authorities may identify deficiencies in the clinical practices of the third-party contract research organizations (“CROs”) we use for clinical trials; and

•

the FDA or comparable foreign regulatory authorities may identify deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators enter into agreements for clinical and commercial supplies.

This lengthy approval process as well as the unpredictability of future clinical trial results may prevent us from obtaining regulatory approval to market exebacase or any other product candidate, which would significantly harm our business.

If clinical trials of exebacase or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of exebacase or any other product candidate.

Before obtaining marketing approval from regulatory authorities for the sale of exebacase or any other product candidate, we must complete preclinical development and conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

If we are required to conduct additional clinical trials or other testing of exebacase or any other product candidate that we develop beyond those that we contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

We may be required to suspend or discontinue clinical trials due to adverse side effects or other safety risks that could preclude approval of exebacase or any other product candidates.

Our clinical trials may be suspended at any time for a number of reasons. For example, it is possible that exposure to exebacase could result in adverse clinical events such as localized inflammation in the region surrounding blood vessels, or having a hypersensitivity reaction, such as serum sickness or anaphylaxis. A clinical trial may be prevented from commencing or may be suspended or terminated by us, our collaborators, IRBs, the FDA or other regulatory authorities due to the risks of or occurrence of such adverse events, an unacceptable safety risk to participants, a failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, presentation of unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using the investigational drug, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or negative or equivocal findings of the data safety monitoring board or IRBs for a clinical trial. We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants. If we elect or are forced to suspend or terminate any clinical trial of any product candidates that we develop, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues, if at all, from any of these product candidates will be delayed or eliminated. Any of these occurrences may significantly harm our business.

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

We are significantly dependent on our license agreements with Rockefeller that relate to exebacase.

Under our various license agreements with Rockefeller, we are obligated to use our diligent efforts to develop and commercialize licensed products, including exebacase. Rockefeller may terminate the agreement in the event of our breach of the terms of the license agreements. In the event of such termination, Rockefeller has the right to retain its license and other rights under the agreement, subject to continuing royalties and other obligations. Our breach of the agreement, including non-payment of any milestone payment, and Rockefeller’s subsequent termination of the agreement, could result in the loss of our rights to develop and commercialize exebacase, which would seriously harm our ability to generate revenues or achieve profitability.

We rely on CROs to conduct our preclinical studies and will rely on CROs to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining, or may ultimately not be able to obtain, regulatory approval for commercialization of exebacase or any other product candidates.

We have relied and will continue to rely on CROs for the execution of our preclinical studies and to recruit patients and monitor and manage data for our clinical programs for exebacase or any other product candidate. We control only certain aspects of our CROs’ activities, but we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards. Our reliance on the CROs does not relieve us of these regulatory responsibilities. We and our CROs are required to comply with the FDA’s regulations and current good clinical practices (“GCPs”), which is an international guideline meant to protect the rights and health of clinical trial subjects. The FDA enforces its regulations and GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our product candidates. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs. In addition, to evaluate the safety and effectiveness of exebacase or any other product candidate to a statistically significant degree, our clinical trials will require an adequately large number of test subjects. Any clinical trial that a CRO conducts abroad on our behalf is subject to similar regulation. Accordingly, if our CROs fail to comply with these regulations or recruit a sufficient number of patients, we may have to repeat clinical trials, which would delay the regulatory approval process.

In addition, our CROs are not our employees and we cannot control whether or not they devote sufficient time and resources to our non-clinical, preclinical or clinical programs. Our CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize exebacase or any other product candidate that we seek to develop. As a result, our financial results and the commercial prospects for exebacase or any other product candidate that we seek to develop would be harmed, our costs could increase and our ability to generate revenues could be delayed or ended.

We have no experience as a company in bringing a drug to regulatory approval.

As a company, we have never obtained regulatory approval for, or commercialized, a drug or biologic. It is possible that the FDA may refuse to accept any or all of our planned BLAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of exebacase or any other product candidate. If the FDA does not accept or approve any or all of our planned BLAs, it may require that we conduct additional preclinical, clinical or manufacturing validation studies, which may be costly, and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA required studies, approval of any BLA or application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any delay in obtaining, or an inability to obtain, regulatory approvals would prevent us from meeting our timelines for commercializing exebacase or any other product candidate, generating revenues and achieving and sustaining profitability.

Even if the FDA approves exebacase or any other product candidate, adverse effects discovered after approval could adversely affect our markets.

If we obtain regulatory approval for exebacase or any other product candidate that we develop, and we or others later discover that our products cause adverse effects, a number of potentially significant negative consequences could result, including:

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

We do not currently have nor do we plan to build the infrastructure or capability internally to manufacture exebacase or any other product candidates.

We employ the services of Fujifilm Diosynth Biotechnologies UK LTD (“Fujifilm UK”) to supply the active pharmaceutical ingredient for exebacase. We have not yet manufactured supplies for late phase human clinical trials, scaled up the process for manufacture of such supplies, validated the processes, or contractually secured our commercial supplies.

We employ the services of other vendors to produce exebacase in its final vialed drug product form. We do not have contracts for the commercial supply of exebacase drug product.

We intend to pursue agreements with third-party manufacturers regarding commercial supply at an appropriate future time. We intend to locate second fill finish third-party manufacturers to supply other world regions such as the EU or Asia.

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

If Fujifilm UK, or any alternate supplier of active pharmaceutical ingredient, or any supplier of finished drug product for our product candidates, experiences any significant difficulties in its respective manufacturing processes, does not comply with the terms of its agreement with us or does not devote sufficient time, energy and care to providing our manufacturing needs, we could experience significant interruptions in the supply of our product candidates, which could impair our ability to supply our product candidates at the levels required for our clinical trials and commercialization and prevent or delay its successful development and commercialization. For example, a lot of the exebacase investigational drug product did not meet manufacturing release specifications, resulting in the delay of our Phase 2 study.

Developments by competitors, many of which have greater financial and other resources than we do, may render our products or technologies obsolete or non-competitive.

The pharmaceutical and biotechnology industries are intensely competitive. We compete directly and indirectly with other pharmaceutical companies, biotechnology companies and academic and research organizations in developing therapies to treat diseases. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. We compete with companies that have products on the market or in development for the same indications as our product candidates. We may also compete with organizations that are developing similar technology platforms. Competitors may develop more effective, more affordable or more convenient products or may achieve earlier patent protection or commercialization of their products. These competing products may render our product candidates obsolete or limit our ability to generate revenue from our product candidates. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drug products that are more effective or less costly than exebacase and our other product candidates.

The level of commercial success of exebacase or any other product candidates that we develop will depend upon attaining significant market acceptance of these products among physicians and payors.

Even if exebacase or any other product candidates that we develop is approved by the appropriate regulatory authorities for marketing and sale, physicians may not prescribe the approved product. Market acceptance of exebacase or any other product candidate that we develop by physicians, patients and payors will depend on a number of factors, many of which are beyond our control, including:

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

Coverage and reimbursement may not be available for exebacase or any other product candidates that we develop, which could make it difficult for us to sell our products profitably.

Market acceptance and sales of exebacase or any other product candidate that we develop will depend on coverage and reimbursement policies and may be affected by health care reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for exebacase or any other product candidate that we develop. Also, we cannot be sure that the amount of reimbursement available, if any, will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize exebacase or any other product candidate that we develop.

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

The current presidential administration and U.S. Congress attempted to repeal or “repeal and replace” the Affordable Care Act. Although those efforts did not succeed, the presidential administration may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have on the Affordable Care Act, if any, and any changes will likely take time to unfold. Additionally, since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the entire Affordable Care Act is invalid based primarily on the fact that the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the Affordable Care Act, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. While the Texas District Court Judge, as well as the current presidential administration and the Centers for Medicare and Medicaid Services, have stated that this ruling will have no immediate effect, it is unclear how this decision and subsequent appeals will impact the law and the effect such impact could have on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken. Further, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, or the ATRA, which, among other things, further reduced Medicare payments to several providers. Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. For example, the Cures Act changes the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs.

While we cannot predict the impact these new laws will have in general or on our business specifically, they may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of exebacase or any future products.

We expect to experience pricing pressures in connection with the sale of exebacase or any other product candidate that we develop, due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain coverage and reimbursement for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

Even if we obtain FDA approval of exebacase or any other product candidate, we may never obtain approval or commercialize our products outside of the United States, which would limit our ability to realize their full market potential.

In order to market exebacase or any other products outside of the United States, we must comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in the United States or any foreign country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in the United States or any foreign country and we do not have experience as a company in obtaining regulatory approval in international markets.

We currently have no marketing and sales organization and have no experience in marketing drug products. If we are unable to establish our own marketing and sales capabilities, or enter into agreements with third parties, to market and sell our products after they are approved, we may not be able to generate revenues.

We do not have the capabilities to market, sell and distribute any of our drug products. In order to commercialize any products, we must develop these capabilities on our own or make arrangements with third parties for the marketing, sales and distribution of our products. The establishment and development of our own sales force would be expensive and time consuming and could delay any product launch, and we cannot be certain that we would be able to successfully develop this capability. As a result, we may seek one or more third parties to handle some or all of the sales, marketing or distribution for exebacase or any other product candidate in the United States or elsewhere. However, we may not be able to enter into arrangements with third parties to sell exebacase or any other product candidate on favorable terms or at all. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize exebacase or any other product candidate that we develop, which would negatively impact our ability to generate product revenues. Further, whether we commercialize products on our own or rely on a third party to do so, our ability to generate revenue will be dependent on the effectiveness of the sales force. In addition, to the extent we rely on third parties to commercialize our approved products, we may likely receive less revenues or profits than if we commercialized these products ourselves.

We may form or seek strategic alliances in the future, and we may not realize the benefits of such alliances.

We may form or seek strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to exebacase or any future product candidate that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near-and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic alliances and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic collaboration or other alternative arrangements for exebacase and any future product candidate because it may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view exebacase or any future product candidate as having the requisite potential to demonstrate safety and efficacy. Any delays in entering into new strategic collaboration agreements could delay the development and commercialization of exebacase or any other product candidate that we develop, which would harm our business prospects, financial condition and results of operations.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, exebacase and any future product candidate, and our ability to generate revenue will be materially impaired.

Exebacase and any other product candidate that we develop and the activities associated with their development and commercialization, including their design, testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, importation and exportation are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any product from regulatory authorities in any jurisdiction. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Exebacase and any other product candidate that we develop may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

If foreign approval for exebacase or any other product candidate is obtained, there are inherent risks in conducting business in international markets.

Commercialization of our product candidates in international markets is an element of our long-term strategy. If approved for commercialization in a foreign country, we intend to enter into agreements with third parties to market exebacase or any other product candidate whenever it may be approved and wherever we have the right to market it. Consequently, we expect that we will be subject to additional risks related to entering into international business relationships, including:

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

We face an inherent risk of product liability exposure related to the testing of exebacase and any other product candidate that we develop in human clinical trials and we will face higher degrees of this risk if we commercially sell any products that we develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We may be subject, directly or indirectly, to federal and state healthcare laws, including applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our business operations and current and future arrangements with third-party payors, healthcare providers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, develop, market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures and pricing information; and

•

similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain personal data, including the General Data Protection Regulation (“GDPR”), which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the E.U. and E.E.A. (including with regard to health data).

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, imprisonment and the curtailment or restructuring of our operations. Further, defending against any such actions, even if successful, can be costly, time-consuming and may require significant personnel resources. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

The unfavorable consequences of any plaintiff attorney investigation or the adverse outcome of litigation or arbitration proceedings commenced by or against us could materially harm our business.

The unfavorable consequences of any investigations by a plaintiff attorney could damage our reputation and disrupt our business. The adverse outcome of any litigation or arbitration proceedings commenced by or against us could have a material adverse effect on our business and impede the achievement of our development and commercialization objectives.

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

The United Kingdom’s planned exit from the European Union may adversely impact our business.

In a non-binding referendum on the United Kingdom of Great Britain and Northern Ireland’s membership in the European Union in June 2016, a majority of the United Kingdom’s electorate voted for the United Kingdom’s withdrawal from the European Union (“Brexit”). A process of negotiation will determine the future terms of the United Kingdom’s relationship with the European Union and its members. While Article 50 of the Lisbon Treaty was invoked by the United Kingdom on March 29, 2017, substantial uncertainty remains regarding the outcome of the negotiations, as well as the scope and duration of a transitionary period, if any, following the expiration of the Article 50 period on March 29, 2019. This uncertainty was exacerbated by the lack of a decisive majority following the United Kingdom general election in June 2017 and, following months of negotiation, the rejection by United Kingdom’s Parliament in January 2019 of a withdrawal agreement and related statement on future relations negotiated by representatives of the United Kingdom and the European Union.

Depending on the terms of Brexit, the United Kingdom could lose its present rights or terms of access to the single EU market and EU customs areas and to the global trade deals negotiated by the European Union on behalf of its members. The uncertainty regarding new or modified arrangements, or initially the absence of such arrangements, between the United Kingdom and other countries following Brexit may have a material adverse effect on the movement of goods between the United Kingdom and members of the European Union and the United States, including the interruption of or delays in imports into the United Kingdom of goods originating within the European Union and exports from the United Kingdom of goods originating there. For example, shipments into the United Kingdom of drug substance manufactured for the Company in the European Union may be interrupted or delayed and thereby prevent or delay the manufacture in the United Kingdom of drug product. Similarly, shipments out of the United Kingdom of drug product to the United States or the European Union may be interrupted or delayed and thereby prevent or delay the delivery of drug product to clinical sites. Such a situation could hinder our ability to conduct current and planned clinical trials and have an adverse effect on our business.

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

In order to successfully develop and commercialize our product candidate, we may need to increase the number of our employees and expand the scope of our operations, particularly in the areas of drug discovery, drug development, regulatory affairs and commercialization. To manage our anticipated future growth, we would need to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the various levels of experience of our management team in managing a company with significant growth, we may not be able to effectively manage a significant expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Prior to our initial public offering, there was no public market for our common stock. The trading price of our securities has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

•	our ability to implement our preclinical, clinical and other development or operational plans;

•	adverse regulatory decisions;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	new laws or regulations, or new interpretations of existing laws or regulations, applicable to our business;

•	actual or anticipated fluctuations in our financial condition or annual or quarterly results of operations;

•	our cash position;

•	public reaction to our press releases, other public announcements and filings with the SEC;

•	changes in investor and financial analyst perceptions of the risks and condition of our business;

•	changes in, or our failure to meet, performance expectations of investors or financial analysts (including, without limitation, with respect to the status of development of our product candidates);

•	changes in market valuations of biotechnology companies;

•	changes in key personnel;

•	increased competition;

•	sales of common stock by us or members of our management team;

•	trading volume of our common stock;

•	issuances of debt or equity securities;

•	the granting or exercise of employee stock options or other equity awards;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	ineffectiveness of our internal controls;

•	actions by institutional or other large shareholders;

•	significant lawsuits, including patent or stockholder litigation;

•	general political, market and economic conditions; and

•	other events or factors, many of which are beyond our control.

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

We are required to meet the continued listing requirements of the Nasdaq Capital Market and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements. In particular, we are required to maintain a minimum bid price for our listed common stock of $1.00 per share. If we do not meet these continued listing requirements, our common stock could be delisted. On February 20, 2019, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until

August 19, 2019, to regain compliance. The letter states that the Nasdaq staff will provide written notification that we have achieved compliance with Rule 5550(a)(2) if at any time before August 19, 2019, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. The letter has no immediate effect on the listing or trading of our common stock. Delisting from the Nasdaq Capital Market would cause us to pursue eligibility for trading of these securities on other markets or exchanges, or on the “pink sheets.” In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. There can be no assurance that our securities, if delisted from the Nasdaq Capital Market in the future, would be listed on a national securities exchange, a national quotation service, the over-the-counter markets or the pink sheets. Delisting from the Nasdaq Capital Market, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence.

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

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of March 7, 2019, we have approximately 79.4 million shares of common stock outstanding, of which approximately 77.1 million shares of our outstanding common stock are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 31.3 million shares of our common stock outstanding as of March 7, 2019. Approximately 30.9 million shares of common stock underlying the Warrants will be freely tradable upon exercise unless held by our affiliates.

We have registered 9,878,747 shares of our common stock as of March 7, 2019 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The 2014 Plan provides that the number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

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

We are an “emerging growth company,” as defined in the JOBS Act, and will remain an emerging growth company through the year ended December 31, 2018. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Our collection, control, processing, sharing, disclosure and otherwise use of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, and evolving laws concerning data privacy in the E.U. and E.E.A.

The regulatory environment with regard to privacy and data protection issues is increasingly challenging. For example, the GDPR repealed the Data Protection Directive (95/46/EC) and is directly applicable in all E.U. and E.E.A. Member States since its effective date of May 25, 2018. The GDPR applies to companies established in the E.U. or E.E.A., as well as companies that are not established in the E.U. or E.E.A. and which collect and use personal data in relation to offering goods or services to, or monitoring the behavior of, individuals located in the E.U. or E.E.A., including, for example, through the conduct of clinical trials (whether the trials are conducted directly by the company itself or through a clinical vendor or collaborators). The GDPR permits E.U. and E.E.A. Member State derogations for certain matters and, accordingly, we are also subject to EU national laws relating to the processing of certain data such as genetic data, biometric data and health data. It imposes a strict data protection compliance regime including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that valid consent or another an appropriate legal basis is in place or otherwise exists to justify data processing activities; appointing data protection officers in certain circumstances; granting new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability), as well as enhancing current rights (e.g., data subject access requests); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; defining for the first time pseudonymized (i.e., key-coded) data; and complying with principal of accountability and complying with the obligation to demonstrate compliance through policies, procedures, training and audit.

We are also subject to E.U. rules with respect to cross-border transfers of personal data out of the E.U. and E.E.A. These rules are under scrutiny from time to time. For example, there is ongoing litigation challenging the EU Commission approved model clauses (also called standard contractual clauses), which is a commonly used transfer mechanism under the GDPR. It is uncertain whether the model clauses will be invalidated by the European courts. In addition, Brexit will mean that at some point that the United Kingdom (“U.K.”) will become a “third party” for the purposes of data transfers under the GDPR.

We depend on a number of third parties in relation to the operation of our business (including clinical research organizations), a number of which process personal data on our behalf. There is no assurance that our own privacy and security-related safeguards and/or any contractual measures that we enter into with these providers will protect us from the risks associated with the third-party processing, storage and transmission of such information. Any violation of data or security laws by our third party processors could have a material adverse effect on our business and result in the fines and penalties outlined below.

Fines for certain breaches of the GDPR are significant: up to the greater of 4% of total worldwide turnover, or €20 million. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our processing of our data, enforcement notices, assessment notices (for a compulsory audit), as well potential civil claims including class action type litigation where individuals suffer harm. Our actual or alleged failure to comply with the GDPR could result in enforcement actions and significant penalties against us (as outlined above), which could result in negative publicity, increase our operating, business and/or legal costs, subject us to claims or other remedies and have a material adverse effect on our clinical trials, business, financial condition, and operations.

We are also subject to evolving E.U. privacy laws on cookies, and e-marketing. The E.U. is in the process of replacing the e-Privacy Directive with a new set of rules taking the form of a regulation. The draft E-Privacy Regulation imposes strict opt-in marketing rules with limited exceptions for business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases fining powers to the same levels as the GDPR (i.e. the greater of 20 million Euros or 4% of total global annual revenue). While the e-Privacy Regulation was originally intended to be adopted on May 25 2018 (alongside the GDPR), it is still going through the European legislative process and commentators now expect it to be adopted during the second half of 2020 or during 2021 following a transition period. We are likely to be required to expend further capital and other resources to ensure compliance with these changing laws and regulations.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is publicly traded on the Nasdaq Capital Market under the symbol “CFRX”.

Holders

On March 7, 2019, the last reported sale price for our common stock on the Nasdaq Capital Market was $0.40 per share. As of March 7, 2019, there were approximately 1,613 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends to holders of common stock in the foreseeable future.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

We did not repurchase any of our equity securities or issue any securities that were not registered under Securities Act during the quarter ended December 31, 2018.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

We derived the financial data for the years ended December 31, 2018, 2017 and 2016 and as of December 31, 2018 and 2017 from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the financial data for the years ended December 31, 2015 and 2014 and as of December 31, 2016, 2015 and 2014 from our audited financial statements that are not included elsewhere in this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace our financial statements and related notes. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
Statement of Operations Data	2018	2017	2016	2015	2014
Loss from operations	$(31,124,425)	$(26,563,757)	$(33,532,246)	$(25,065,336)	$(16,935,911)
Net loss attributable to common stockholders	$(37,668,424)	$(15,517,658)	$(28,538,399)	$(25,120,964)	$(34,617,536)
Net loss per share of common stock, basic and diluted	$(0.50)	$(0.28)	$(0.85)	$(1.08)	$(3.86)

	As of December 31,
Balance Sheet Data	2018	2017	2016	2015	2014
Cash, cash equivalents and marketable securities	$30,452,253	$46,853,910	$35,161,154	$32,921,653	$27,393,059
Total assets	32,872,571	50,189,479	37,624,470	35,861,137	30,053,622
Long-term liabilities	21,533,592	14,575,366	13,693,419	1,416,443	1,249,046
Total stockholders’ equity	5,541,960	31,193,445	19,512,854	30,675,510	25,581,507

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

Overview

We are a clinical-stage biotechnology company focused on discovering novel, differentiated biologic therapeutics and developing them for the treatment of life-threatening infectious diseases, including those caused by drug-resistant pathogens. Drug-resistant infections account for 2,000,000 illnesses in the United States and 700,000 deaths worldwide each year. We intend to address drug-resistant infections using product candidates from our lysin platform. Lysins are enzymes derived from naturally occurring bacteriophage, which are viruses that infect bacteria. When recombinantly produced and then applied to bacteria, lysins cleave a key component of the target bacteria’s peptidoglycan cell wall, resulting in rapid bacterial cell death. Conventional antibiotics require bacterial cell division and metabolism to occur in order to exert their intended effect (i.e., cell death or cessation of growth). Based on in vitro tests, lysins, however, are fundamentally different in that they kill bacteria rapidly by enzymatic cleavage of the bacterial cell wall without need for bacterial growth and cell division. In addition to the speed of action and potent cidality, we believe lysins are differentiated by their other hallmark features, which include the demonstrated ability to eradicate biofilms and synergistically boost the efficacy of conventional antibiotics in animal models. Importantly, lysins also have a “narrow spectrum,” meaning they kill only specific species of bacteria or closely related bacteria. As such, we believe that lysins targeting gram-positive pathogens will not have negative effects on the beneficial, normal human GI microbiome, in contrast to conventional “broad spectrum” antibiotics which can kill the body’s normal, beneficial bacteria. We believe that the therapeutic profile of lysins is complimentary to that of conventional antibiotics. As such, our approach includes the use of lysins in addition to conventional antibiotics for the treatment of serious, drug-resistant bacterial infections, including biofilm-associated infections, to achieve greater efficacy and improve clinical outcomes, as well as potentially protecting against antibiotic resistance.

We believe that the properties of our lysins will make them suitable for targeting antibiotic-resistant organisms, such as Staphylococcus aureus (“Staph aureus”) and Pseudomonas aeruginosa (“P.aeruginosa”), which cause serious infections such as bacteremia, pneumonia and osteomyelitis. Beyond lysins, we continue to seek and identify novel antibacterial product candidates. We recently discovered a new class of novel lytic agents, called amurin peptides. Our preliminary characterization studies indicate that amurin peptides have potency across a wide range of resistant gram-negative pathogens, including species that are part of the ESKAPE pathogens (Enterococcus faecium, Staphylococcus aureus, Klebsiella pneumoniae, Acinetobacter baumannii, Pseudomonas aeruginosa, and Enterobacter species), which are the leading causes of hospital acquired infections throughout the world. These pathogens are considered to be urgent or serious threats to global health by the U.S. Center for Disease Control (“CDC”) and critical priorities by the World Health Organization (“WHO”). We believe that the amurin peptides will be highly complementary to our pathogen-specific lysin platform in addressing these infections. We aim to improve outcomes in patient with these life-threatening bacterial infections through use of our differentiated biologic candidates developed from our new classes of molecules.

We have not generated any revenues and, to date, have funded our operations primarily through our IPO, our follow-on public offerings, private placements of convertible preferred stock and convertible debt to our investors, and grant funding received. In our most recent financing in July and August 2018, we sold an aggregate of 5,750,000 shares of our common stock, including shares sold pursuant to the fully exercised overallotment option granted to the underwriters in connection with the offering, at a public offering price of $2.00 per share in an underwritten follow-on offering, generating net proceeds of approximately $10.4 million after underwriting discounts, commissions and offering expenses payable by us.

We have never been profitable and our net losses were $37.7 million, $15.5 million and $28.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we will need additional financing to support our continuing operations. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Exebacase

Exebacase is an investigational novel lysin that targets Staph aureus, including MRSA strains, which causes serious infections such as bacteremia, pneumonia and osteomyelitis. Staph aureus is also a frequent source of biofilm-dependent infections of heart valves (endocarditis), prosthetic joints, indwelling devices and catheters. These infections result in significant morbidity and mortality despite currently available antibiotic therapies. Exebacase is being studied in a Phase 2 superiority study to evaluate its safety, tolerability, efficacy and PK when used in addition to background SOC antibacterial therapy for the treatment of Staph aureus bacteremia, including endocarditis in adult patients.

We recently announced positive topline results from this first-in-patient Phase 2 superiority study of exebacase which showed clinically meaningful improvement in clinical responder rates among patients treated with exebacase in addition to SOC antibiotics compared to SOC antibiotics alone. In the primary efficacy analysis population of 116 patients with documented Staph aureus bacteremia, including endocarditis, who received a single intravenous (IV) infusion of blinded study drug, the clinical responder rate was 70.4% for patients treated with exebacase and 60.0% for patients dosed with SOC antibiotics alone. In a pre-specified analysis of MRSA-infected patients, the clinical responder rate in patients treated with exebacase was 42.8% higher than the clinical responder rate in patients treated with SOC antibiotics alone (74.1% for patients treated with exebacase compared to 31.3% for patients treated with SOC antibiotics alone (p=0.010)). The clinical responder rate in the subset of patients with bacteremia including right-sided endocarditis was 80.0% for patients treated with exebacase compared to 59.5% for patients treated with SOC antibiotics alone, an increase of 20.5% (p=0.028). In the subset of patients with bacteremia alone, the clinical responder rate was 81.8% for patients treated with exebacase compared to 61.5% for patients treated with SOC antibiotics alone, an increase of 20.3% (p=0.035). Exebacase was well-tolerated and treatment emergent adverse events, including treatment-emergent SAEs were balanced between the treatment groups. There were no SAEs that we determined to be related to exebacase, there were no reports of hypersensitivity related to exebacase and no patients discontinued treatment with study drug in either treatment group. We believe these data establish proof of concept for exebacase, and for the lysin class as therapeutic agents, and will inform the design of Phase 3 for exebacase.

Other programs

We continue to explore variants of exebacase to expand our portfolio of lysins targeting biofilm-dependent Staph aureus infections. We have engineered a novel mutant variant, CF-296, which we believe has properties which may make it particularly useful for the treatment of prosthetic joint infections. We are evaluating CF-296 in animal models to further characterize this compound.

Our lysin research efforts are focused on a broad-based gram-negative discovery program which aims to identify, optimize and develop lysins that target deadly gram-negative pathogens. We have discovered and engineered lysins with potent activity against drug-resistant P. aeruginosa bacteria in preclinical studies, a major cause of morbidity and mortality, often related to hospital acquired pneumonia and a major medical challenge, particularly for patients with cystic fibrosis. We are initiating animal studies of our most promising anti-pseudomonal lysins with the goal of moving this program to the clinic as soon as possible.

Beyond our lysin programs, we continue our proprietary research to expand our pipeline of complimentary, nontraditional antimicrobials to address unmet medical needs. We are continuing to progress CF-404, which is an aerosolized treatment for life-threatening human influenza composed of three human mAbs which target all seasonal and most pandemic strains of influenza. We have discovered a novel class of phage-derived lytic agents, known as amurin peptides, which display potent bacteriocidal activity against a wide range of gram-negative pathogens in preclinical studies, including deadly, drug-resistant P. aeruginosa, Klebsiella pneumoniae, Escherichia coli, Acinetobacter baumannii and Enterobacter cloacae bacteria species. We are currently evaluating the in vitro and in vivo profiles of the amurin peptides as we continue to advance the program.

To date, a large portion of our research and development work has related to the establishment of our lysin platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and clinical testing of exebacase. We currently expect to focus the majority of our resources on the exebacase program. In the future, we intend to further leverage our employee and infrastructure resources across multiple development programs well as research projects. In the years ended December 31, 2018, 2017 and 2016, we recorded approximately $22.4 million, $17.3 million and $22.1 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories, by project, including exebacase and CF-404, as shown below.

The following table summarizes our research and development expenses by category for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Product development	$14,307,715	$10,219,826	$10,331,021
Personnel related	3,064,872	3,387,749	4,357,177
Professional fees	2,467,000	1,760,608	3,170,364
Laboratory costs	1,266,780	1,011,766	2,065,064
External research and licensing costs	684,281	482,803	1,590,668
Share-based compensation	626,003	451,334	587,426

Total research and development expense	$22,416,651	$17,314,086	$22,101,720

The following table summarizes our research and development expenses by program for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Exebacase	$16,218,315	$10,974,804	$8,092,280
CF-404	5,600	797,726	5,639,474
Other research and development	2,501,861	1,707,473	3,425,363
Personnel related and share-based compensation	3,690,875	3,839,083	4,944,603

Total research and development expense	$22,416,651	$17,314,086	$22,101,720

We anticipate that our research and development expenses will increase substantially in connection with the commencement of additional clinical trials for our product candidates. However, the successful development of future product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our research and development activities;

•	clinical trial results;

•	the terms and timing of regulatory approvals;

•	our ability to market, commercialize and achieve market acceptance for our product candidates in the future; and

•	the expense, filing, prosecuting, defending and enforcing of patent claims and other intellectual property rights.

A change in the outcome of any of these variables with respect to the development of exebacase or any other product candidate that we may develop could mean a significant change in the costs and timing associated with the development of exebacase or any such product candidate. For example, if the FDA or other regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of exebacase or if we experience significant delays in enrollment in any clinical trials of exebacase, we could be required to expend significant additional financial resources and time on the completion of the clinical development of exebacase.

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

We account for stock options granted to non-employees, which primarily consists of consultants, using the fair value method. Stock options granted to non-employees are subject to periodic revaluation over their vesting terms and stock-based compensation expense may be recognized using an accelerated recognition model.

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

•

the expected volatility of the underlying common stock, which, depending on the related expected term, we estimate based on either (i) the historical volatility of a representative peer group of publicly traded biopharmaceutical companies with similarities to us, including stage of drug development, area of therapeutic focus, number of employees and market capitalization or (ii) the historical volatility of our own common shares;

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

Results of Operations

Comparison of years ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Dollar Change	% Change
Operating expenses:
Research and development	$22,416,651	$17,314,086	$5,102,565	29%
General and administrative	$8,707,774	$9,249,671	$(541,897)	(6)%
Other (expense) income	$(6,559,999)	$11,046,099	$(17,606,098)	(163)%

Research and Development Expenses

Research and development expense was $22.4 million for the year ended December 31, 2018, compared with $17.3 million for the year ended December 31, 2017, an increase of $5.1 million. This increase was primarily attributable to a $4.5 million increase in expenditures on our product candidates as we completed enrollment in and delivery of topline data for the Phase 2 clinical trial of exebacase, partially offset by a continued reduction in expenditures on CF-404 activities. The increase was also due to an overall $0.6 million increase primarily in other research and development expenses, including laboratory and external research costs in support of the discovery and study of additional product candidates.

General and Administrative Expenses

General and administrative expense was $8.7 million for the year ended December 31, 2018, compared with $9.2 million for the year ended December 31, 2017, a decrease of $0.5 million. This decrease was primarily attributable to decreased compensation costs, including severance costs of $0.8 million, which were partially offset by a $0.5 million increase in payroll taxes due to a refundable payroll tax credit realized in the year ended December 31, 2017.

Other (expense) income

Other expense was $6.6 million for the year ended December 31, 2018 compared with other income of $11.0 million for the year ended December 31, 2017, a decrease of $17.6 million. In 2018, we had non-cash expense of $7.2 million related to the change in fair value of our warrant liability, which was partially offset by interest income of $0.6 million. In 2017, we had non-cash income of $11.5 million related to the change in fair value of our warrant liability and $0.4 million of interest income. These income items were partially offset by expense of $0.9 million for issuance costs allocated to the warrants issued with the offering of our securities in July 2017.

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

Since the date of our initial public offering, we have funded our operations through the sale of registered securities for gross proceeds of $127.8 million, $9.6 million from the exercise of the Class B Warrants issued in our IPO and $20.0 million from the sale of securities in a private placement.

As of December 31, 2018, we had approximately $30.5 million in cash, cash equivalents and marketable securities which will not be sufficient to meet our obligations within the next twelve months from the date of issuance of our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. Combined with our accumulated deficit and our forecasted cash expenditures, these factors raise substantial doubt about our ability to continue as a going concern. We have relied on our ability to fund our operations primarily through public and private debt and equity financings, but there can be no assurances that such financing will continue to be available to us on satisfactory terms, or at all. As such, under the requirements of ASC 205-40, we may not consider the potential for future capital raises in our assessment of our ability to meet our obligations for the next twelve months. If we are unable to obtain funding, we would be forced to delay, reduce or eliminate our research and development programs, which could adversely affect our business prospects, or we may be unable to continue operations. In accordance with the requirements of ASC 205-40, we have concluded that substantial doubt exists about our ability to continue as a going concern for twelve months from the date of issuance of our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

Cash flows

The following table shows a summary of our cash flows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Net cash provided by (used in):
Operating activities	$(26,258,849)	$(24,528,993)	$(29,300,340)
Investing activities	$17,151,224	$(9,359,641)	$(8,968,567)
Financing activities	$10,432,896	$37,076,696	$32,103,109

Net cash used in operating activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities increased $1.7 million in the year ended December 31, 2018 as compared to the comparable period in 2017. This increase was primarily attributable to the increased expenditure on exebacase as we continued to execute the Phase 2 study to completion of enrollment and delivery of topline data. Net cash used in operating activities in the year ended December 31, 2017 decreased by $4.8 million as compared to the comparable period in 2016. This was primarily attributable to our decrease in expenditures of CF-404 as we completed drug substance manufacturing in 2016 and focused our development efforts on advancing exebacase into a Phase 2 clinical study.

Net cash provided by (used in) investing activities

Net cash provided by investing activities in the year ended December 31, 2018 resulted from the excess of the proceeds from the maturities of marketable securities compared to the purchases of marketable securities. Net cash used in investing activities in the years ended December 31, 2017 and 2016 resulted from the investment of our cash balances into marketable securities less proceeds from any maturities of those securities.

Net cash provided by financing activities

Net cash provided by financing activities in the year ended December 31, 2018 resulted primarily from the completion of an offering of our common stock to institutional investors in August 2018, resulting in net proceeds of $10.4 million. Net cash provided by financing activities in the year ended December 31, 2017 resulted from the completion of a registered offering of our securities to institutional investors in July 2017, resulting in net proceeds of $37.1 million. Net cash provided by financing activities in the year ended December 31, 2016 resulted primarily from the completion of a registered offering of our securities to institutional investors in July 2016, resulting in net proceeds of $32.0 million.

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

Without additional funding, we believe we will not have sufficient funds to meet our obligations within the next twelve months from the date of issuance of our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. We plan to continue to fund our operations through public or private debt and equity financings, but there can be no assurances that such financing will be available to us on satisfactory terms, or at all. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Operating lease commitments(1)	$6,372,936	$653,324	$1,346,110	$1,400,492	$2,973,010
License and sponsored research agreements(2)	1,449,750	449,749	400,000	400,000	200,000

Total contractual obligations	$7,822,686	$1,103,073	$1,746,110	$1,800,492	$3,173,010

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

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2018, we had cash, cash equivalents and marketable securities of $30.5 million. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the fair value of our cash equivalents or marketable securities. If a 10% change in interest rates were to have immediately occurred on December 31, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no changes during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Director Biographical Information

Biographical information concerning each of our directors is set forth below:

Name	Age	Position
Steven C. Gilman, Ph.D.	66	President, Chief Executive Officer, Director, Chairman of the Board
Roger J. Pomerantz, M.D., F.A.C.P.	62	Director, Vice Chairman of the Board
Sol J. Barer, Ph.D.	71	Director, Lead Independent Director
Isaac Blech	69	Director
David N. Low, Jr.	60	Director
Michael J. Otto, Ph.D.	70	Director
Cary W. Sucoff, J.D.	67	Director

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

Roger J. Pomerantz, M.D., F.A.C.P. Dr. Pomerantz has served as a member of our board of directors since April 2014 and was appointed Vice Chairman in May 2014. Since November 2013, Dr. Pomerantz has served as Chairman of the board of directors of Seres, a biotechnology company, and as its President and Chief Executive Officer of Seres since June 2014. From 2011 to 2013, he was formerly Worldwide Head of Licensing & Acquisitions, Senior Vice President at Merck & Co., Inc. where he oversaw all licensing and acquisitions at Merck Research Laboratories. Previously, he served as Senior Vice President and Global Franchise Head of Infectious Diseases at Merck. Prior to joining Merck, Dr. Pomerantz was Global Head of Infectious Diseases for Johnson & Johnson Pharmaceuticals. He joined Johnson & Johnson in 2005 as President of Tibotec Pharmaceuticals, Inc. Dr. Pomerantz received his B.A. in Biochemistry at the Johns Hopkins University and his M.D. at the Johns Hopkins School of Medicine. He received post-graduate training at the Massachusetts General Hospital, Harvard Medical School and M.I.T. Dr. Pomerantz is Board Certified in both Internal Medicine and Infectious Diseases. He was Professor of Medicine, Biochemistry and Molecular Pharmacology, Chief of Infectious Diseases, and the Founding Director and Chair of the Institute for Human Virology and Biodefense at the Thomas Jefferson University and Medical School. He has developed nine drugs approved world-wide in important diseases, including HIV, HCV, and tuberculosis. We believe that Dr. Pomerantz’s significant scientific, executive and board leadership experience in drug development and in the pharmaceutical industry qualifies him to serve as a member of our board of directors.

Sol J. Barer, Ph.D. Dr. Barer has served as a member of our board of directors since April 2011. Dr. Barer served as our Chairman of the board of directors from February 2012 to May 2015. He was appointed Lead Independent Director in May 2015. Dr. Barer spent most of his professional career with the Celgene Corporation. He was Chairman from January 2011 until June 2011, Executive Chairman from June 2010 until January 2011, and Chairman and Chief Executive Officer from May 2006 until June 2010. Before assuming the CEO position, he was appointed Chief Operating Officer in 1994 and President in 1993. Dr. Barer was the founder of the biotechnology group at the Celanese Research Company which was subsequently spun out to form Celgene. Dr. Barer serves as Chairman of the board of directors of the public companies Aevi Genomic Medicine, and Teva Pharmaceutical Industries, and the private company Centrexion. He is an advisor to biotechnology/medical companies, the Israel Biotech Fund and not for profit organizations. In 2011, Dr. Barer was Chairman of the University of Medicine and Dentistry of New Jersey Governor’s Advisory Committee which resulted in sweeping changes in the structure of New Jersey’s medical schools and public research universities. He previously served as a Commissioner of the NJ Commission on Science and Technology. He was a member of the Board of Trustees of Rutgers University and served two terms as Chair of the Board of Trustees of BioNJ, the New Jersey biotechnology organization. Dr. Barer received a Ph.D. in Organic Chemistry in 1974 from Rutgers University where he was an NDEA Graduate Fellow and a B.S. in 1968 from Brooklyn College (City University of New York) where he was an NSF Undergraduate Fellow and Regents Scholar. He received an LL.D. (Honorary) from the Rabbinical College of America in 2018. We believe that Dr. Barer’s significant scientific, executive and board leadership experience in the pharmaceutical and biotechnology industries qualifies him to serve as a member of our board of directors.

Isaac Blech. Mr. Blech has served as a member of our board of directors since August 2010. Mr. Blech was the co-founder and has served as Vice Chairman of Sapience Therapeutics Inc. since November 2015. Mr. Blech was the co-founder and Vice Chairman of Elucida Oncology Inc. since 2013. Mr. Blech was the co-founder and Vice Chairman of Centrexion Therapeutics Corp. since 2011. Mr. Blech was also the co-founder and Vice Chairman of Cerecor Inc. since 2011. Mr. Blech is the Vice Chairman of Aridis Pharmaceuticals since December 2015. Mr. Blech currently serves as a Director for Adheara Therapeutics, Inc., Edge Therapeutics Inc., SpendSmart Networks Inc., X4 Pharmaceuticals Inc., and X-VAX Technology, Inc. Mr. Blech is a successful founder and investor in the biotechnology industry. Over the past 35 years, he has established multiple successful biotechnology companies. These include Celgene Corporation, ICOS Corporation, Nova Pharmaceutical Corporation, Pathogenesis Corporation and Genetics Systems Corporation. Mr. Blech earned a B.A. from Baruch College in 1975. We believe that Mr. Blech’s business experience and ties to the investment community qualify him to serve as a member of our board of directors.

David N. Low, Jr. Mr. Low has served as a member of our board of directors since April 2014. Mr. Low has worked as an investment banker since 1987, with broad investment and advisory experience in the life sciences, biotechnology and medical technology sectors. Since June 2017, Mr. Low has served as a partner at MTS Health Partners, a healthcare investment banking boutique. From 2002 to April 2017, Mr. Low was a member of Lazard’s Life Sciences Group as a Managing Director and Senior Advisor. Mr. Low has advised on major M&A transactions in the life sciences, biotechnology and medical technology sectors, and has worked with private and public companies to raise capital, including emerging growth companies. Prior to joining Lazard, Mr. Low was a Managing Director at JP Morgan Chase & Co. and a Senior Vice President at Lehman Brothers. Mr. Low serves on the board of directors of the Philharmonia Baroque Orchestra. Mr. Low holds an A.B. from Harvard College, where he graduated cum laude, an M.A. from the Johns Hopkins University School of Advanced International Studies and an M.B.A. from Yale University. We believe that Mr. Low’s significant investment and financial advisory experience qualifies him to serve as a member of our board of directors.

Michael J. Otto, Ph.D. Dr. Otto has served as a member of our board of directors since April 2014. Dr. Otto served as Chief Scientific Officer of Pharmasset from October 1999 until February 2012, when the company was acquired by Gilead Sciences. He led the research team responsible for the discovery of sofosbuvir for the treatment of HCV infections. In previous capacities, he has served as Associate Director of Anti-Infectives Clinical Research at Rhône-Poulenc Rorer, Vice President for Research and Development at Avid Therapeutics, Inc., Research Manager at DuPont Pharmaceuticals and Dupont Merck Pharmaceuticals and as Group Leader in the Virology Dept. at Sterling Drug in Rensselaer, NY. Prior to joining Sterling Drug, Dr. Otto was Research Assistant Professor at Yale University School of Medicine, Dept. of Pharmacology. Dr. Otto also served as the US editor for Antiviral Chemistry & Chemotherapy from 1989 until 2012. Dr. Otto holds a B.S. degree from Loyola University of Chicago and a Ph.D. degree in medical microbiology from The Medical College of Wisconsin. He is the author or coauthor of over 100 research papers and book chapters and named inventor on several patents and patent applications. We believe that Dr. Otto’s substantial scientific and executive leadership experience in the pharmaceutical industry qualifies him to serve as a member of our board of directors.

Cary W. Sucoff. Mr. Sucoff has served on our board of directors since May 2010. Mr. Sucoff has more than 30 years of securities industry experience encompassing supervisory, banking and sales responsibilities. He has participated in the financing of more than 100 public and private biotech companies. Since 2011, Mr. Sucoff has owned and operated Equity Source Partners LLC, an advisory and consulting firm. In addition to ContraFect, Mr. Sucoff currently serves on the board of directors of, Legacy Education Alliance and First Wave Technologies, Inc. In addition, Mr. Sucoff currently serves as a consultant to Sapience Therapeutics and Galimedix Pharmaceuticals Inc. Mr. Sucoff is the past President of New England Law/Boston, has been a member of the Board of Trustees for over 25 years and is the current Chairman of the Endowment Committee. Mr. Sucoff received a B.A. from SUNY Binghamton in 1974 and a J.D. from New England School of Law in 1977, where he was managing editor of the Law Review and graduated magna cum laude. He has been a member of the Bar of the State of New York since 1978. We believe that Mr. Sucoff’s broad financial and legal experience qualifies him to serve as a member of our board of directors.

Executive Officers of the Registrant

Biographical information concerning each of our executive officers is set forth below. Information concerning Steven C. Gilman, Ph.D., our Chief Executive Officer, may be found above in the section entitled “Director Biographical Information.”

Natalie Bogdanos, J.D. Ms. Bogdanos, age 50, has served as our General Counsel and Corporate Secretary since August 2014, and served as a member of the Interim Office of the Chief Executive Officer from March 2017 to June 2017. Ms. Bogdanos has also served as our Data Protection Officer since July 2018. She has over 20 years of experience in the legal field, almost 14 of which were serving as the chief legal officer of a publicly traded biotechnology company. Prior to joining ContraFect in 2014, Ms. Bogdanos served as a full time legal consultant for Ferring Pharmaceuticals, Inc. from January 2014 to August 2014. Prior to that, Ms. Bogdanos served as Associate General Counsel at Memorial Sloan-Kettering Cancer Center (“MSKCC”), a cancer treatment and research institution, where she held a joint appointment with the Office of the General Counsel and the Office of Technology Development (“OTD”) from 2012 to 2013. At MSKCC, she provided legal counsel and guidance to various departments throughout the institution while having sole responsibility for the legal oversight of the OTD. Prior to MSKCC, she was General Counsel at Enzo Biochem, Inc. (“Enzo”), a publicly traded international biotechnology and life science company, from 2003 to 2012. At Enzo, she was responsible for leading the legal department, ensuring SEC and regulatory compliance, overseeing litigation and managing Enzo’s portfolio of 500+ patents and patent applications and negotiating complex business development agreements as well as other contracts. Previously, Ms. Bogdanos was an associate at Amster, Rothstein & Ebenstein from 1999 to 2003 where her practice focused on all intellectual property matters including related litigation. Ms. Bogdanos was a faculty member at the Practising Law Institute. Prior to attending law school, she was a research technician at the Public Health Research Institute where her work focused on Staphylococcus aureus. Ms. Bogdanos is an attorney and admitted to practice law in New York, the United States District Court, Southern and Eastern District of New York and the United States Court of Appeals for the Federal Circuit. She is also licensed to practice before the United States Patent and Trademark Office. Ms. Bogdanos received her J.D.

from New York Law School and her Bachelor of Arts in Biology, with honors, from Queens College of the City University of New York.

Cara Cassino, M.D. Dr. Cassino, age 57, has served as our Chief Medical Officer since September 2015, also as Executive Vice President of Research and Development since August 2016, and served as a member of the Interim Office of the Chief Executive Officer from March 2017 to June 2017. Dr. Cassino has over 20 years of experience as a clinician and executive in healthcare, including over 15 years of experience in pharmaceutical product development with over 20 successful regulatory submissions in the United States and globally. Prior to joining ContraFect, Dr. Cassino served as an independent consultant to various pharmaceutical and biotechnology companies, including Scynexis, from December 2014 to September 2015. Prior to that, she served as Senior Vice President at Forest Laboratories, Inc., a biopharmaceutical company (acquired by Actavis plc, now Allergan plc), where she oversaw Global Clinical Development from 2013 to 2014. While at Forest, she was responsible for pre- and post-marketing clinical activities for a portfolio of 35 compounds, and also clinical due diligence for M&A activity, including the $2.9 billion acquisition of Aptalis Pharma and the $1.1 billion acquisition of Furiex Pharmaceuticals. From 2008 to 2013, Dr. Cassino held a number of senior positions at Pfizer, including Global Medical Team Leader of Pfizer’s antibacterial franchise which included Zyvox (linezolid) and Medicines Development Group VP for Pulmonary Vascular Disease and Rare Diseases. Prior to joining Pfizer, Dr. Cassino also served as Executive Medical Director for the late stage U.S. respiratory franchise at Boehringer-Ingelheim Pharmaceuticals, Inc. and was a member of the academic faculty of the Division of Pulmonary and Critical Care Medicine at New York University (NYU) School of Medicine for eight years prior to joining industry. Dr. Cassino received her B.A., summa cum laude, in Chemistry and Fine Arts from NYU where she was elected Phi Beta Kappa, followed by an M.D. from NYU School of Medicine. She completed her internship and residency in Internal Medicine at NYU/Bellevue Hospital and a fellowship in Pulmonary/Critical Care Medicine at NYU and Mount Sinai Medical Centers. Dr. Cassino is Board Certified in both internal medicine and pulmonary medicine.

Michael Messinger, CPA. Mr. Messinger, age 44, has served as our Chief Financial Officer since November 2018. He has more than 18 years of experience in finance, accounting and forecasting for clinical development. Prior to joining ContraFect in November 2012 as our Vice President, Finance, and later serving as our Senior Vice President, Finance beginning in August 2016, he served as Director of Finance at Lexicon Pharmaceuticals, Inc. (“Lexicon”) for eight years and also held the position of Controller for three years. Prior to working at Lexicon, Mr. Messinger served as Controller of Coelacanth Corporation (which was acquired by Lexicon) for two years. While at Lexicon, Mr. Messinger was responsible for the financial management of Lexicon’s partnership with Symphony Capital, LLC, in addition to coordinating fiscal and program management concerning Lexicon’s development programs. Mr. Messinger received his B.B.A. degree in accounting from the University of Michigan. He started his career as an auditor at Ernst & Young LLP.

Nancy Dong. Ms. Dong, age 53, has served as our Vice President, Finance and Administration since March 2017 She has more than 20 years of experience in accounting, strategic planning, budgeting and forecasting, organizational development, financial systems and controls and human resources. Prior to joining ContraFect in 2010 as Vice President, Controller, she served as controller at XL Marketing, a direct marketing firm, from 2009 to 2010 and at Alley Corp, a company that provides strategic advice to companies within its network, from 2007 to 2009. She also served as Vice President of Finance and Administration at DCM, a tele-services firm supporting the performing arts, from 2002 to 2007. Ms. Dong also held the positions of COO and CFO at Semaphore, a project management software development firm. Ms. Dong received her B.A. degree from Yale University and a MPPM degree from The Wharton School at the University of Pennsylvania. She started her career as a management consultant at Ernst & Young LLP.

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

The remaining information required by this Item 10 will be contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance – Committees of the Board of Directors” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be contained under the heading “Executive Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained under the headings “Executive Compensation – Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be contained under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(3) Exhibits

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of ContraFect Corporation, dated August 1, 2014, and Certificate of Amendment, dated May 9, 2016 and Certificate of Amendment dated May 2, 2017	8-K	001-36577	3.1	May 3, 2017

3.2	Amended and Restated Bylaws of ContraFect Corporation	8-K	001-36577	3.2	May 10, 2016

4.1	Form of Common Stock Certificate	S-1/A	333-195378	4.1	July 3, 2014

4.2	Representative’s Warrant, dated August 27, 2014	8-K	001-36577	4.14	October 29, 2015

4.3	Form of Noteholder Warrant	S-1/A	333-195378	4.7	July 3, 2014

4.4	Specimen Unit Certificate	S-1/A	333-195378	4.8	July 1, 2014

4.5	Form of Indenture	S-3	333-206786	4.1	September 4, 2015

4.6	Form of Investor Warrant	8-K	001-36577	4.1	June 12, 2015

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

4.7	Form of Placement Agent Warrant	8-K	001-36577	4.2	June 12, 2015

4.8	Form of Warrant Agreement by and between ContraFect Corporation and the American Stock Transfer & Trust Company, LLC, dated July 27, 2016	8-K	001-36577	4.1	July 27, 2016

4.9	Form of Warrant Certificate	8-K	001-36577	4.2	July 27, 2016

4.10	Form of Warrant Agreement by and between ContraFect Corporation and the American Stock Transfer & Trust Company, LLC, dated July 25, 2017	8-K	001-36577	4.1	July 25, 2017

4.11	Form of Warrant Certificate	8-K	001-36577	4.2	July 25, 2017

10.1	License Agreement, between The Rockefeller University and ContraFect Corporation, dated July 12, 2011	S-1	333-195378	10.1	April 18, 2014

10.2	Lease Agreement, between Hudson View Building #3 LLC and ContraFect Corporation, dated December 1, 2010	S-1	333-195378	10.2	April 18, 2014

10.3	Lease Agreement, between Hudson View Building #3 LLC and ContraFect Corporation, dated January 1, 2012	S-1	333-195378	10.3	April 18, 2014

10.4#	Form of Indemnification Agreement	S-1/A	333-195378	10.4	July 1, 2014

10.5#	ContraFect Corporation Amended and Restated 2008 Equity Incentive Plan	S-1	333-195378	10.11	April 18, 2014

10.6#	ContraFect Corporation Form of Stock Option Agreement	S-1	333-195378	10.12	April 18, 2014

10.7#	ContraFect Corporation 2008 Equity Incentive Plan	S-1	333-195378	10.13	April 18, 2014

10.8#	ContraFect Corporation 2014 Omnibus Incentive Plan	S-1/A	333-195378	10.14	July 1, 2014

10.9	License Agreement, between Trellis Bioscience LLC and ContraFect Corporation, dated January 29, 2014	S-1/A	333-195378	10.15	July 1, 2014

10.10	Amendment to the Trellis License Agreement, dated June 15, 2014	S-1/A	333-195378	10.16	July 1, 2014

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.11	Form of Securities Purchase Agreement between the Company and Benjamin Small, Birchview Fund, LLC, Broadfin Healthcare Master Fund, Ltd., Cormorant Global Healthcare Master Fund, LP, Jack W. Schuler, Matthew W. Strobeck, Oracle Institutional Partners, LP, Oracle Partners, LP, and Richard B. McCormick, dated June 11, 2015	8-K	001-36577	10.1	June 12, 2015

10.12	Form of Registration Rights Agreement among the Company, Benjamin Small, Birchview Fund, LLC, Broadfin Healthcare Master Fund, Ltd., Cormorant Global Healthcare Master Fund, LP, Jack W. Schuler, Matthew W. Strobeck, Oracle Institutional Partners, LP, Oracle Partners, LP, and Richard B. McCormick and Brookline Group LLC, dated June 11, 2015	8-K	001-36577	10.2	June 12, 2015

10.13#	Letter Agreement, dated July 21, 2016, between ContraFect Corporation and Steven C. Gilman, Ph.D.	8-K	001-36577	10.1	July 21, 2016

10.14#	Separation and Consulting Agreement by and between ContraFect Corporation and Michael Wittekind, Ph.D., dated October 3, 2016	10-Q	001-36577	10.1	November 9, 2016

10.15#	Letter Agreement, dated March 13, 2017, between ContraFect Corporation and Steven C. Gilman, Ph.D.	8-K	001-36577	10.1	March 13, 2017

10.16#	Amendment No. 1 to Offer Letter, dated May 29, 2018, between ContraFect Corporation and Steven C. Gilman, Ph.D.	8-K	001-36577	10.1	May 30, 2018

10.17#	Offer Letter, dated June 26, 2014, between ContraFect Corporation and Natalie Bogdanos, as amended by Amendment No. 1, dated November 2, 2015	10-K	001-36577	10.27	March 15, 2017

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.18#	Offer Letter, dated August 24, 2015, between ContraFect Corporation and Cara Cassino, M.D.	10-K	001-36577	10.28	March 15, 2017

10.19#	Amendment No. 1 to Offer Letter, dated March 15, 2017, between ContraFect Corporation and Cara Cassino, M.D.	10-K	001-36577	10.29	March 15, 2017

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

Item 16.	Form 10-K Summary

None

CONTRAFECT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ContraFect Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ContraFect Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, has incurred recurring losses and used significant cash flows in operations, expects continuing future losses and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hartford, Connecticut

March 14, 2019

CONTRAFECT CORPORATION

Consolidated Balance Sheets

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$8,320,317	$6,995,046
Marketable securities	22,131,936	39,858,864
Prepaid expenses and other current assets	988,799	1,848,063

Total current assets	31,441,052	48,701,973
Property and equipment, net	1,076,099	1,093,903
Other assets	355,420	393,603

Total assets	$32,872,571	$50,189,479

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,427,287	$1,302,431
Accrued liabilities	4,369,732	3,118,237

Total current liabilities	5,797,019	4,420,668
Deferred rent	679,182	704,240
Warrant liabilities	20,781,663	13,549,437
Other liabilities	72,747	321,689

Total liabilities	27,330,611	18,996,034
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 79,406,556 shares issued and outstanding at December 31, 2018; 200,000,000 shares authorized, 73,656,006 shares issued and outstanding at December 31, 2017	7,941	7,366
Additional paid-in capital	204,884,211	192,896,367
Accumulated other comprehensive loss	(30,300)	(74,820)
Accumulated deficit	(199,319,892)	(161,635,468)

Total stockholders’ equity	5,541,960	31,193,445

Total liabilities and stockholders’ equity	$32,872,571	$50,189,479

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017	2016
Operating expenses:
Research and development, including stock-based compensation of $626,002, $451,334 and $587,426, respectively	$22,416,651	$17,314,086	$22,101,720
General and administrative, including stock-based compensation of $929,521, $1,171,794 and $1,644,456, respectively	8,707,774	9,249,671	11,430,526

Total operating expenses	31,124,425	26,563,757	33,532,246

Loss from operations	(31,124,425)	(26,563,757)	(33,532,246)
Other (expense) income:
Interest income	672,227	418,135	216,616
Other expense	—	(905,014)	(1,569,341)
Change in fair value of warrant liabilities	(7,232,226)	11,532,978	6,346,572

Total other (expense) income	(6,559,999)	11,046,099	4,993,847

Net loss	$(37,684,424)	$(15,517,658)	$(28,538,399)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.50)	$(0.28)	$(0.85)

Basic and diluted weighted average shares outstanding	76,062,664	55,595,732	33,539,465

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2018	2017	2016
Net loss	$(37,684,424)	$(15,517,658)	$(28,538,399)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	44,520	(23,154)	(21,293)

Comprehensive loss	$(37,639,904)	$(15,540,812)	$(28,559,692)

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2015	27,482,692	$2,748	$148,282,546	$(30,373)	$(117,579,411)	$30,675,510
Issuance of common stock for services	31,206	3	93,927	—	—	93,930
Issuance of securities in registered offering	14,000,000	1,400	16,397,372	—	—	16,398,772
Financing cost of sale of securities	—	—	(1,383,548)	—	—	(1,383,548)
Issuance of common stock for exercise of options	2,850	1	—	—	—	1
Issuance of common stock for exercise of warrants	139,258	14	55,984	—	—	55,998
Share-based compensation	—	—	2,231,883	—	—	2,231,883
Unrealized loss on marketable securities	—	—	—	(21,293)	—	(21,293)
Net loss	—	—	—	—	(28,538,399)	(28,538,399)

Balance, December 31, 2016	41,656,006	$4,166	$165,678,164	$(51,666)	$(146,117,810)	$19,512,854
Issuance of securities in registered offering	32,000,000	3,200	27,613,365	—	—	27,616,565
Financing cost of sale of securities	—	—	(2,018,290)	—	—	(2,018,290)
Share-based compensation	—	—	1,623,128	—	—	1,623,128
Unrealized loss on marketable securities	—	—	—	(23,154)	—	(23,154)
Net loss	—	—	—	—	(15,517,658)	(15,517,658)

Balance, December 31, 2017	73,656,006	$7,366	$192,896,367	$(74,820)	$(161,635,468)	$31,193,445
Issuance of common stock in registered offering	5,750,000	575	11,499,425	—	—	11,500,000
Financing cost of sale of securities	—	—	(1,072,607)	—	—	(1,072,607)
Issuance of common stock for exercise of warrants	3,550	—	5,503	—	—	5,503
Share-based compensation	—	—	1,555,523	—	—	1,555,523
Unrealized gain on marketable securities	—	—	—	44,520	—	44,520
Net loss	—	—	—	—	(37,684,424)	(37,684,424)

Balance, December 31, 2018	79,409,556	$7,941	$204,884,211	$(30,300)	$(199,319,892)	$5,541,960

See accompanying notes.

CONTRAFECT CORPORATION

Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(37,684,424)	$(15,517,658)	$(28,538,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	151,292	187,249	451,008
Stock-based compensation expense	1,555,523	1,623,128	2,231,883
Issuance of common stock in exchange for services	—	—	93,930
Issuance costs allocated to warrants	—	905,014	1,569,341
Change in fair value of warrant and embedded derivative liabilities	7,232,226	(11,532,978)	(6,346,572)
(Decrease) increase in deferred rent	(25,058)	(290,199)	22,320
Net amortization of premium paid on marketable securities	486,736	831,793	428,783
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current and non-current assets	897,447	(1,059,502)	138,352
Increase in accounts payable and accrued liabilities	1,127,409	324,160	649,014

Net cash used in operating activities	(26,258,849)	(24,528,993)	(29,300,340)
Cash flows from investing activities
Purchases of marketable securities	(23,846,176)	(53,162,598)	(36,459,405)
Proceeds from maturities of marketable securities	41,130,888	43,802,957	27,604,030
Purchases of property and equipment	(133,488)	—	(113,192)

Net cash provided by (used in) investing activities	17,151,224	(9,359,641)	(8,968,567)
Cash flows from financing activities
Proceeds from issuance of equity securities	11,500,000	40,000,000	35,000,000
Payment of financing costs of securities sold	(1,072,607)	(2,923,304)	(2,952,889)
Proceeds from exercise of warrants	5,503	—	55,998

Net cash provided by financing activities	10,432,896	37,076,696	32,103,109

Net increase (decrease) in cash and cash equivalents	1,325,271	3,188,062	(6,165,798)
Cash and cash equivalents at beginning of period	6,995,046	3,806,984	9,972,781

Cash and cash equivalents at end of period	$8,320,317	$6,995,046	$3,806,984

Supplemental disclosures of cash flow information and non-cash investing and financing activities
Issuance of common stock for services	$—	$—	$93,930
Issuance of warrants to purchase common stock	$—	$12,383,435	$18,601,228

See accompanying notes.

ContraFect Corporation

Notes to Financial Statements

December 31, 2018

1. Organization and Description of Business

Organization and Business

ContraFect Corporation (the “Company”) is a clinical-stage biotechnology company focused on biologic therapeutic products for life-threatening infectious diseases, particularly those treated in hospital-based settings. The Company intends to address multi-drug resistant infections using its therapeutic product candidates from its lysin platform. The Company’s most advanced product candidate is exebacase, a lysin which targets Staph aureus, including methicillin-resistant strains, which causes serious infections such as bacteremia, pneumonia and osteomyelitis. Staph aureus is also a frequent source of biofilm-dependent infections of heart valves (endocarditis), prosthetic joints, indwelling devices and catheters. These infections result in significant morbidity and mortality despite current antibiotic therapy. Exebacase is being studied in a Phase 2 superiority study to evaluate its safety, tolerability, efficacy and pharmacokinetics when used in addition to background standard of care antibacterial therapy for the treatment of Staph aureus bacteremia, including endocarditis in adult patients.

The Company has incurred losses from operations since inception as a research and development organization and has an accumulated deficit of $199.3 million as of December 31, 2018. For the year ended December 31, 2018, the Company used $26.3 million of cash in operations. The Company expects operating losses and negative cash flows to continue at significant levels in the future as it continues its clinical trials. Without additional funding, the Company believes it will not have sufficient funds to meet its obligations within the next twelve months from the date of issuance of these consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to continue to fund its operations through public or private debt and equity financings, but there can be no assurances that such financing will continue to be available to the Company on satisfactory terms, or at all. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises in its assessment of the Company’s ability to meet its obligations for the next twelve months. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate its research and development programs, which could adversely affect its business prospects, or the Company may be unable to continue operations.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to accruals, fair value measurements, stock-based compensation, warrant valuation and realization of net deferred income tax assets. The Company’s actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes from the Company’s original estimates in any periods presented.

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

Marketable Securities

Marketable securities consist of investments in corporate debt and U.S. Treasury securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. The Company classifies marketable securities available to fund current operations as current assets on its consolidated balance sheets. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in interest income in the consolidated statement of operations and comprehensive loss on a specific-identification basis. There were no realized gains or losses on marketable securities for the years ended December 31, 2018, 2017 or 2016. There were no marketable securities that had been in an unrealized loss position for more than 12 months as of December 31, 2018 or 2017.

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

Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. As of December 31, 2018 and 2017, no impairment of long-lived assets has occurred.

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

The Company is subject to federal, state and local taxes and follows a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the position is “more likely than not” to be sustained assuming examination by tax authorities. Management has reviewed the Company’s tax positions for all open tax years (tax years ended December 31, 2008 through December 31, 2018) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. There are no income tax audits in progress as of December 31, 2018.

Grants

The Company recognizes a receivable and the related reduction in its research and development expenses when the actual reimbursable costs have been incurred and there is reasonable assurance that the Company has complied with the conditions of the grants and the amounts will be received. For the years ended December 31, 2018 and 2017, the Company recognized a reduction to its research and development expense in the amount of approximately $1,222,000 and $1,176,000, respectively. The receivable for grants as of December 31, 2018 was approximately $202,000 and is included in prepaid expenses and other current assets. The Company has approximately $482,000 of approved grant award funding remaining as of December 31, 2018.

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

This guidance will be effective on a modified retrospective basis and we will apply the optional transition method. The Company is currently evaluating the potential impact ASU 2016-02 may have on its financial position, results of operations, and related footnotes. The Company expects it will elect to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company expects it will make an accounting policy election to keep leases with an initial term of 12 months or less off of its balance sheet. The Company currently expects the lease of its corporate headquarters at 28 Wells Avenue in Yonkers, New York, as disclosed in Note 8— Commitments and Contingencies in our Annual Report on Form 10-K filed with the SEC on March 15, 2018, will be subject to the new standard and recognize as a right-of-use asset and operating lease liability upon its adoption of ASU 2016-02. The Company has begun its implementation which will increase the total assets and total liabilities that the Company reports relative to such amounts prior to adoption and continues to assess the impact that this standard has on its other contracts, if any. We expect to complete our assessment of the full financial impact of ASC 842 during the first quarter of 2019, and will include all required presentation and disclosures under ASC 842 in our Form 10-Q for the three months ending March 31, 2019.

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

3. Marketable Securities

Marketable securities at December 31, 2018 consisted of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$19,179,530	$314	$(31,160)	$19,148,684
U.S. Treasury securities	2,982,706	546	—	2,983,252

	$22,162,236	$860	$(31,160)	$22,131,936

Marketable securities at December 31, 2017 consisted of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$39,933,684	$—	$(74,820)	$39,858,864

U.S. Treasury securities include government debt instruments issued by the U.S. Department of the Treasury. Corporate debt includes obligations issued by investment-grade corporations, and may include issues that have been guaranteed by governments and government agencies. At December 31, 2018, the Company held only investments that have maturities of less than one year.

At December 31, 2018 and December 31, 2017, the Company held 22 and 32 debt securities, respectively, that individually and in total were in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at December 31, 2018 and December 31, 2017 was $19,544,246 and $39,858,864, respectively. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2018 and 2017.

4. Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017:

	Fair Value Measurement As of December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$6,850,772	$—	$—
Marketable securities	22,131,936	—	—
Warrant liabilities	—	—	20,781,663

Total	$28,982,708	$—	$20,781,663

	Fair Value Measurement As of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$5,949,477	$—	$—
Marketable securities	39,858,864	—	—
Warrant liabilities	—	—	13,549,437

Total	$45,808,341	$—	$13,549,437

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

	As of December 31, 2018	As of December 31, 2017
Expected volatility	70.9%	88.1%
Remaining contractual term (in years)	0.67	1.67
Risk-free interest rate	2.63%	1.89%
Expected dividend yield	—%	—%

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

	As of December 31, 2018	As of December 31, 2017
Expected volatility	72.6%	80.3%
Remaining contractual term (in years)	2.58	3.58
Risk-free interest rate	2.46%	2.09%
Expected dividend yield	—%	—%

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

	As of December 31, 2018	As of December 31, 2017
Expected volatility	87.3%	81.5%
Remaining contractual term (in years)	3.58	4.58
Risk-free interest rate	2.49%	2.20%
Expected dividend yield	—%	—%

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2018, 2017 and 2016:

Warrant liabilities

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of period	$13,549,437	$12,698,980	$444,324
Issuance of 2017 Warrants	—	12,383,435	—
Issuance of 2016 Warrants	—	—	18,601,228
Change in fair value	7,232,226	(11,532,978)	(6,346,572)

Balance at end of period	$20,781,663	$13,549,437	$12,698,980

The key inputs into the Black-Scholes option pricing model are the per share value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liability.

5. Property, Equipment, and Leasehold Improvements

Property, equipment, and leasehold improvements, at cost, consisted of:

	December 31,
	2018	2017
Computer equipment	$19,691	$19,691
Furniture	434,697	434,697
Lab equipment	1,844,369	1,710,881
Leasehold improvements	1,855,004	1,855,004

	4,153,761	4,020,273
Less: accumulated depreciation and amortization	(3,077,662)	(2,926,370)

	$1,076,099	$1,093,903

Depreciation expense was $151,292, $187,249 and $451,008 for the years ended December 31, 2018, 2017 and 2016, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2018	2017
Accrued research and development service fees	$2,076,764	$578,562
Accrued compensation costs	1,585,689	2,107,118
Accrued professional fees	433,498	168,168
Accrued facilities operation expenses	232,673	221,103
Other accrued expenses	41,108	43,286

	$4,369,732	$3,118,237

7. Net Loss Per Share of Common Stock

Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding.

The following table sets forth the computation of basic and diluted loss per share for common stockholders:

	Year Ended December 31,
	2018	2017	2016
Net loss applicable to common stockholders	$(37,684,424)	$(15,517,658)	$(28,538,399)
Weighted average shares of common stock outstanding	76,062,664	55,595,732	33,539,465

Net loss per share of common stock—basic and diluted	$(0.50)	$(0.28)	$(0.85)

The following potentially dilutive securities outstanding at December 31, 2018, 2017 and 2016 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been antidilutive given the Company’s net loss:

	December 31,
	2018	2017	2016
Options to purchase common stock	7,187,885	6,200,151	4,691,746
Warrants to purchase common stock	31,243,026	36,270,103	27,214,775

	38,430,911	42,470,254	31,906,521

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

Amount
Year ending December 31:
2019	$653,324
2020	666,391
2021	679,719
2022	693,313
2023	707,179
Thereafter	2,973,011

$6,372,937

Rent expense is recognized on the straight-line method over the terms of each lease. Rent expense for the years ended December 31, 2018, 2017 and 2016, was approximately $618,000, $587,000 and $880,000, respectively.

Rockefeller University

License Agreements

The Company has entered into the following license agreements with The Rockefeller University:

•

On July 12, 2011, the Company entered into a license agreement for the worldwide, exclusive right to a patent covering the composition of matter for the lysin PlySS2 for the treatment and prevention of diseases caused by gram-positive bacteria (the “CF-301 License”). The Company rebranded PlySS2 as CF-301 and subsequently, exebacase. The license gives the Company the right to exclusively develop, make, have made, use, import, lease, sell and offer for sale products that would otherwise infringe a claim of this patent application or patent.

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

In consideration for the licenses, we paid Rockefeller license initiation fees in cash and stock and are required to pay annual maintenance fees of $200,000 in 2019 and each year thereafter until the licenses terminate, milestone payments and royalties of up to 5% on net sales from products to Rockefeller. There were no milestone, royalty or sublicense payments made during the years ended December 31, 2018 and 2017. The Company made a milestone payment under the CF-301 License of $180,000 in 2016 for the completion of the

Phase 1 trial. We are allowed to grant sublicenses to third parties without prior approval, subject to certain conditions and the payment of a certain percentage of all payments we receive from sublicensees.

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

The Company will also be required to make payments to Trellis upon the achievement of specified development and regulatory milestones and upon the achievement of future sales and for royalty on future net sales from products of up to 4%. There were no development or regulatory milestones or royalty payments made during the years ended December 31, 2018, 2017 and 2016. The Company is allowed to grant sublicenses to third parties. The license agreement terminates upon the earlier of (i) the Company’s decision to terminate the agreement at will or for safety reasons, (ii) material breach by either party that is not cured within ninety (90) days, or (iii) either party’s insolvency.

Separation Agreement

On December 12, 2017, the Company notified Lisa R. Ricciardi that she would no longer be needed to serve as Chief Operating Officer of the Company effective December 31, 2017. Subject to Ms. Ricciardi entering into a separation agreement, the Company accrued expense of $0.7 million for the severance payments and continued medical, dental and vision coverage under the Company’s group healthcare plans, to be provided for a period of 18 months following the effective date of Ms. Ricciardi’s termination, and recognized share-based compensation expense of $0.2 million for the accelerated vesting of all unvested portions of Ms. Ricciardi’s stock option grants. The total amount of these charges was recognized as part of general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2017.

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

9. Capital Structure

Common Stock

As of December 31, 2018, the Company was authorized to issue 200,000,000 shares of common stock at $0.0001 par value per share.

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

On July 25, 2017, the Company sold 32,000,000 shares of its common stock and warrants to purchase an additional 16,000,000 shares of its common stock in an underwritten follow-on offering for gross proceeds of $40.0 million (the “2017 Offering”). The Company received net proceeds of approximately $37.1 million after underwriting discounts, commissions and offering expenses payable by the Company.

On July 27, 2016, the Company sold 14,000,000 shares of its common stock and warrants to purchase an additional 14,000,000 shares of its common stock in an underwritten Follow-on Offering for gross proceeds of $35.0 million (the “2016 Offering”). The Company received net proceeds of approximately $32.0 million after underwriting discounts, commissions and offering expenses payable by the Company.

The Company issued warrants in the 2017 and 2016 Offerings. The 2017 Warrants have an exercise price of $1.55 per share and expire five years from the date of issuance. The 2016 Warrants have an exercise price of $3.00 per share and expire five years from the date of issuance. The 2017 Warrants and 2016 Warrants contain a fundamental transaction provision that obligates the Company to cash settle the warrants under a limited set of conditions not entirely within the Company’s control. Due to this conditional obligation, the Company determined that both the 2017 Warrants and the 2016 Warrants should be classified as liabilities in the Company’s consolidated balance sheet. At issuance, the Company determined the fair value of the 2017 Warrants and 2016 Warrants to be $12.4 million and $18.6 million, respectively, and reclassified these balances from stockholders’ equity to warrant liability. The fair value of these warrants is re-measured at each reporting period and changes in fair value are recognized in the consolidated statement of operations (see Note 4, “Fair Value

Measurements”). Additionally, the Company allocated approximately $0.9 million and $1.6 million of issuance costs to the 2017 Warrants and 2016 Warrants, respectively, based on the proportion of the proceeds allocated to the fair value of the warrants. The allocated issuance costs were expensed as other expense in the Company’s consolidated statement of operations.

Private Placement

On June 12, 2015, the Company closed a private placement of its securities with a group of institutional investors (the “PIPE”). Each investor received one share of common stock and a warrant to purchase one-half share of common stock at a price of $4.23 per common share purchased. The closing of the PIPE resulted in the issuance of an aggregate of 4,728,128 common shares and warrants to purchase an additional 2,364,066 shares of common stock at an exercise price of $8.00 per full share (the “PIPE Warrants”). None of the PIPE Warrants were exercised prior to expiration on June 12, 2018 and therefore have been terminated and are no longer exercisable. The Company received net proceeds from the PIPE of $18.3 million, after deducting expenses payable by the Company.

The placement agents in the PIPE received warrants to purchase 4% of the total number of shares of common stock sold in the PIPE (the “Placement Agent Warrants”), for a total of 189,126 shares of common stock underlying the Placement Agent Warrants. The Placement Warrants became exercisable upon issuance at an exercise price of $4.65 per share and expire on June 11, 2020.

The common stock and accompanying PIPE Warrants and Placement Agent Warrants were classified to stockholders’ equity in the Company’s balance sheet.

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

Convertible Notes

The Company issued approximately $15.0 million aggregate principal amount of its 8.00% Convertible Notes due May 31, 2015 (the “Convertible Notes”) from June 2013 through June 2014. On August 1, 2014, in conjunction with the closing of the Company’s IPO, the principal amount of the Convertible Notes, and all accrued and unpaid interest thereon, automatically converted into 5,109,988 shares of common stock. Each purchaser of the Convertible Notes also received a warrant which included an exercise price “cap” that was analogous to “down round protection” (the “Note Warrants”). Upon the closing of the IPO and based on the terms of the Note Warrants, the Company determined the total number of shares of the Company’s common stock underlying the Note Warrants to be 3,321,416 at an exercise price of $3.00 per share. There were 2,645,176 Note Warrants that expired during 2018 and therefore have been terminated and are no longer exercisable. There are 670,702 shares of common stock underlying the remaining outstanding Note Warrants as of December 31, 2018. The Note Warrants expire five years from the date of issuance.

Voting

The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings.

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of December 31, 2018, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Options to purchase common stock	7,187,885	6,200,151
Warrants to purchase common stock	31,243,026	36,270,103

	38,420,811	42,470,254

10. Stock Warrants

As of December 31, 2018 and 2017, the Company had warrants outstanding as shown in the table below.

	December 31,
	2018	2017
Note Warrants	670,702	3,315,878
PIPE Warrants (1)	—	2,364,066
2017 Warrants	15,996,450	16,000,000
2016 Warrants	14,000,000	14,000,000
Representative’s Warrant	206,410	206,410
Placement Agent Warrants	189,126	189,126
Other warrants (2)	180,338	194,623

Warrants to purchase common stock	31,243,026	36,270,103
Weighted-average exercise price per share	$2.31	$2.74

(1)

On June 12, 2018, the PIPE Warrants to purchase common stock expired in accordance with their terms. None of the PIPE Warrants were exercised prior to expiration and have been terminated and are no longer exercisable.

(2)	Other warrants are comprised of warrants issued prior to the Company’s IPO, generally in exchange for services rendered to the Company.

The following table summarizes information regarding the Company’s warrants outstanding and the corresponding exercise price at December 31, 2018:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
≤ $2.00	16,002,164	September 1, 2021 – July 25, 2022
$2.01 - $4.99	14,960,929	March 30, 2019 – July 27, 2021
≥ $5.00	279,933	July 22, 2019 – January 5, 2022

	31,243,026

11. Stock Option and Incentive Plans

Amended and Restated 2008 Equity Incentive Plan

In July 2008, the Company adopted the 2008 Equity Incentive Plan (the “Plan”). On February 26, 2013, the board of directors approved an amended and restated plan (the “Amended Plan”) under which the number of shares of common stock available for issuance was 1,571,428. For new awards, the period that vested awards would remain exercisable upon termination of service was reduced from ten years to two years. The board of directors also increased the number of shares of common stock available under the Company’s Amended Plan on February 24, 2014 and April 29, 2014 to 1,857,142 and 2,357,142, respectively. As of the closing of the Company’s IPO, there were no further grants made under the Amended Plan.

2014 Omnibus Incentive Plan

In April 2014, the Company’s board of directors adopted the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s shareholders on July 3, 2014. The 2014 Plan allows for the granting of incentive and non-qualified stock options, restricted stock and stock unit awards, stock appreciation rights and other performance-based awards to the Company’s employees, members of the board of directors and consultants of the Company. On July 28, 2014, the effective date of the 2014 Plan, the number of shares of common stock reserved pursuant to the 2014 Plan was 571,429. The 2014 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2015 and ending on January 1, 2024, equal to the lesser of (i) 4% of the outstanding shares of common stock on December 31 immediately preceding such date or (ii) a lesser amount determined by the Company’s board of directors. Consistent with the provision for an annual increase, an additional 6,520,477 shares of common stock have been reserved under the 2014 Plan as of December 31, 2018.

The Company recognizes compensation expense for share-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Stock option activity for the year ended December 31, 2018, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	6,200,151	$3.81
Granted	2,320,000	1.47
Exercised	—	—
Expired	(865,606)	3.93
Forfeited	(466,660)	1.77

Options outstanding at December 31, 2018	7,187,885	$3.17	6.61	$290,781

Vested and exercisable at December 31, 2018	4,974,057	$3.78	5.73	$170,919

Of the option grants outstanding to purchase 7,187,885 shares of common stock, grants to purchase 657,156 shares of common stock were issued and are outstanding outside the Company’s incentive plans.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $1.47, $1.62 and $3.25, respectively. Total compensation expense recognized amounted to $1,555,523, $1,623,128 and $2,231,883 for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, the total remaining unrecognized compensation cost related to unvested stock options was $2,308,848 which will be recognized over a weighted average period of approximately 2.52 years.

The following weighted average assumptions were used to compute the fair value of stock option grants:

	Year Ended December 31,
	2018	2017	2016
Risk free interest rate	2.58%	2.07%	1.22%
Expected dividend yield	—	—	—
Expected term (in years)	6.02	6.01	5.01
Expected volatility	82.3%	79.6%	79.5%

Expected volatility—The Company estimated the expected volatility based on an average of the historical volatility of a representative peer group of publicly traded biopharmaceutical companies selected based on their stage of drug development, area of therapeutic focus, number of employees and market capitalization.

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

12. 401k Savings Plan

In 2010, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. During 2015, the Company established an employer matching program for participants in the 401(k) Plan. The Company incurred approximately $104,000, $100,000 and $124,000 of expense for matching contributions to the 401(k) Plan during the years ended December 31, 2018, 2017 and 2016, respectively.

13. Income Taxes

The Company has available approximately $175,406,000 and $189,031,000 of unused operating loss carryforwards for federal and state tax purposes, respectively, that may be applied against future taxable income. The net operating loss carryforwards will expire through the year 2038 if not utilized prior to that date. The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets. Based on the Company’s history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, no provision for a deferred tax asset has been made for the tax benefits of the net operating loss carryforwards as the entire amount is offset by a valuation allowance. The valuation allowance increased by approximately $9,006,000 and decreased by approximately $7,797,000 during the years 2018 and 2017, respectively, and was approximately $54,153,000 and $45,146,000 at December 31, 2018 and 2017, respectively.

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

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. For the three years ended December 31, 2018, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not, as yet, conducted a study of research and development (R&D) credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

On December 22, 2017, the Tax Cuts and Jobs Act” (the “2017 Tax Act”) was enacted. The 2017 Tax Act lowered the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, the change in the U.S. federal tax rate required the Company to re-measure its federal deferred tax assets and liabilities. Effective for tax years beginning on January 1, 2018, the 2017 Tax Act repealed the performance exception permitting certain executive officer compensation greater than $1 million to be deducted. During the fourth quarter of 2017, the Company reduced its net deferred tax asset balance and offsetting valuation allowance by $18,284,538 for the re-measurement of its U.S. deferred tax balances. There were no changes to the interim re-measurement amount and the Company’s accounting for the 2017 Tax Act is complete.

The principal components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryovers	$49,294,211	$40,879,826
Share-based compensation	1,754,362	1,702,036
R&D tax credits	2,545,920	1,750,785
Accrued compensation and severance	442,090	659,458
Deferred rent	198,278	200,968
Intangible assets	131,503	154,669

Total deferred tax assets	$54,366,364	$45,347,742
Valuation allowance	(54,152,886)	(45,146,454)

Total deferred tax assets net of valuation allowance	$213,478	$201,288
Deferred tax liabilities:
Depreciation	(213,478)	(201,288)

Total deferred tax liabilities	$(213,478)	$(201,288)

Net deferred tax asset (liability)	$—	$—

A reconciliation of the statutory U.S. Federal rate to the company’s effective tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal income tax benefit at statutory rate	(21.00)%	(34.00)%	(34.00)%
State income tax, net of federal benefit	(5.64)	(9.95)	(5.49)
Permanent items including change in fair value of warrants	4.80	(22.03)	(1.54)
Change in valuation allowance	23.95	(50.33)	42.12
R&D tax credits	(2.11)	(3.02)	(1.03)
Deferred re-measurement	—	118.03	—
Other	—	(1.30)	(0.06)

Effective income tax (benefit) expense rate	0%	0%	0%

14. Selected Quarterly Financial Data (Unaudited)

The following tables show a summary of the Company’s unaudited quarterly financial data for each of the four quarters of 2018 and 2017:

	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Loss from operations	$(6,984,169)	$(7,496,454)	$(7,799,290)	$(8,844,512)
Net (loss) income	$(19,106,481)	$(20,135,892)	$(4,377,747)	$5,935,696
Net (loss) income per share of common stock, basic and diluted	$(0.26)	$(0.27)	$(0.06)	$0.07

	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Loss from operations	$(6,345,013)	$(6,079,121)	$(6,735,188)	$(7,404,435)
Net loss	$(6,348,164)	$(2,836,887)	$(1,575,098)	$(4,757,509)
Net loss per share of common stock, basic and diluted	$(0.15)	$(0.07)	$(0.02)	$(0.06)

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

Signature	Title	Date

/s/ Steven C. Gilman, Ph.D. Steven C. Gilman, Ph.D.	President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	March 14, 2019

/s/ Michael Messinger Michael Messinger	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2019

/s/ Sol J. Barer, Ph.D. Sol J. Barer, Ph.D.	Lead Independent Director	March 14, 2019

/s/ Isaac Blech Isaac Blech	Director	March 14, 2019

/s/ David N. Low, Jr. David N. Low, Jr.	Director	March 14, 2019

/s/ Michael J. Otto, Ph.D. Michael J. Otto, Ph.D.	Director	March 14, 2019

/s/ Roger J. Pomerantz, M.D., F.A.C.P. Roger J. Pomerantz, M.D., F.A.C.P.	Vice Chairman of the Board	March 14, 2019

/s/ Cary W. Sucoff Cary W. Sucoff	Director	March 14, 2019