Form 10-Q
period 2019-03-31
CONTRAFECT Corp
filed 2019-05-10
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

N/A

(Former name, former address, and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	CFRX	Nasdaq Capital Market

The number of shares of the registrant’s Common Stock outstanding as of May 7, 2019 was 79,409,556.

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

CONTRAFECT CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONTRAFECT CORPORATION

Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$6,825,592	$8,320,317
Marketable securities	16,267,629	22,131,936
Prepaid expenses and other current assets	2,053,500	988,799

Total current assets	25,146,721	31,441,052
Property and equipment, net	1,243,285	1,076,099
Operating lease right-of-use assets	3,202,124	—
Other assets	355,420	355,420

Total assets	$29,947,550	$32,872,571

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,162,113	$1,427,287
Accrued liabilities	2,158,740	4,369,732
Current portion of lease liabilities	622,483	—

Total current liabilities	5,943,336	5,797,019
Deferred rent	—	679,182
Warrant liabilities	2,982,034	20,781,663
Long-term portion of lease liabilities	3,465,348	—
Other liabilities	72,747	72,747

Total liabilities	12,463,465	27,330,611
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 79,409,556 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	7,941	7,941
Additional paid-in capital	205,207,985	204,884,211
Accumulated other comprehensive income (loss)	1,036	(30,300)
Accumulated deficit	(187,732,877)	(199,319,892)

Total stockholders’ equity	17,484,085	5,541,960

Total liabilities and stockholders’ equity	$29,947,550	$32,872,571

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating expenses
Research and development	$4,107,140	$4,735,340
General and administrative	2,254,593	2,248,829

Total operating expenses	6,361,733	6,984,169

Loss from operations	(6,361,733)	(6,984,169)
Other income (expense):
Interest income	149,119	152,247
Change in fair value of warrant liabilities	17,799,629	(12,274,559)

Total other income (expense)	17,948,748	(12,122,312)

Net income (loss)	$11,587,015	$(19,106,481)

Per share information:
Net income (loss) per share of common stock, basic and diluted	$0.15	$(0.26)

Basic and diluted weighted average shares outstanding	79,409,556	73,656,534

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$11,587,015	$(19,106,481)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	31,336	(16,800)

Comprehensive income (loss)	$11,618,351	$(19,123,281)

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	79,409,556	$7,941	$204,884,211	$(30,300)	$(199,319,892)	$5,541,960
Share-based compensation	—	—	323,774	—	—	323,774
Unrealized gain on marketable securities	—	—	—	31,336	—	31,336
Net income	—	—	—	—	11,587,015	11,587,015

Balance, March 31, 2019	79,409,556	$7,941	$205,207,985	$1,036	$(187,732,877)	$17,484,085

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	73,656,006	$7,366	$192,896,367	$(74,820)	$(161,635,468)	$31,193,445
Share-based compensation	—	—	437,681	—	—	437,681
Unrealized loss on marketable securities	—	—	—	(16,800)	—	(16,800)
Issuance of common stock for exercise of warrants	2,500	—	3,875	—	—	3,875
Net loss	—	—	—	—	(19,106,481)	(19,106,481)

Balance, March 31, 2018	73,658,506	$7,366	$193,337,923	$(91,620)	$(180,741,949)	$12,511,720

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$11,587,015	$(19,106,481)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	42,040	34,355
Stock-based compensation expense	323,774	437,681
Change in fair value of warrant liabilities	(17,799,629)	12,274,559
Decrease in deferred rent	—	(7,759)
Net amortization of premium on marketable securities	45,643	100,994
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current and non-current assets	(1,070,468)	69,114
Decrease in accounts payable, accrued liabilities and other liabilities	(453,101)	(612,721)

Net cash used in operating activities	(7,324,726)	(6,810,258)
Cash flows from investing activities
Purchases of marketable securities	—	(3,603,756)
Proceeds from sales of marketable securities	5,850,000	6,964,888
Purchases of property and equipment	(19,999)	(79,276)

Net cash provided by investing activities	5,830,001	3,281,856
Cash flows from financing activities
Proceeds from exercise of warrants	—	3,875

Net cash provided by financing activities	—	3,875

Net decrease in cash and cash equivalents	(1,494,725)	(3,524,527)
Cash and cash equivalents at beginning of period	8,320,317	6,995,046

Cash and cash equivalents at end of period	$6,825,592	$3,470,519

Supplemental disclosures of cash flow information:
Right-of-use assets obtained in exchange for lease obligations	$4,148,672	$—
Leasehold improvement obtained in exchange for lease incentive obligations	$189,227	$—

See accompanying notes.

CONTRAFECT CORPORATION

Notes to Unaudited Consolidated Financial Statements

March 31, 2019

1. Organization and Description of Business

Organization and Business

ContraFect Corporation (the “Company”) is a clinical-stage biotechnology company focused on biologic therapeutic products for life-threatening infectious diseases, particularly those treated in hospital-based settings. The Company intends to address multi-drug resistant infections using its therapeutic product candidates from its lysin platform. The Company’s most advanced product candidate is exebacase, a lysin which targets Staph aureus, including methicillin-resistant strains, which causes serious infections such as bacteremia, pneumonia and osteomyelitis. Staph aureus is also a frequent cause of biofilm-associated infections of heart valves (endocarditis), prosthetic joints, indwelling devices and catheters. These infections result in significant morbidity and mortality despite current antibiotic therapy. Exebacase has been studied in a Phase 2 superiority design study which is clinically complete. The study evaluated the safety, tolerability, efficacy and pharmacokinetics of exebacase when used in addition to standard-of-care antibiotics for the treatment of Staph aureus bacteremia, including endocarditis in adult patients.

The Company has incurred losses from operations since inception as a research and development organization and has an accumulated deficit of $187.7 million as of March 31, 2019. For the three months ended March 31, 2019, the Company used $7.3 million of cash in operations. The Company expects operating losses and negative cash flows to continue at significant levels in the future as it continues its clinical trials. Without additional funding, the Company believes it will not have sufficient funds to meet its obligations within the next twelve months from the date of issuance of these consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to continue to fund its operations through public or private debt and equity financings, but there can be no assurances that such financing will continue to be available to the Company on satisfactory terms, or at all. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises in its assessment of the Company’s ability to meet its obligations for the next twelve months. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate its research and development programs, which could adversely affect its business prospects, or the Company may be unable to continue operations.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2018 was derived from the Company’s audited consolidated financial statements. The Company’s audited consolidated financial statements as of and for the year ended December 31, 2018, including all related disclosures and the complete listing of significant accounting policies as described in Note 2 thereof, are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 14, 2019.

In the opinion of management, the unaudited financial information as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Marketable Securities

Marketable securities consist of investments in corporate debt and U.S. Treasury securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. The Company classifies marketable securities available to fund current operations as current assets on its consolidated balance sheets. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive income (loss) in the consolidated statements of comprehensive income (loss), until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in interest income in the consolidated statement of operations and comprehensive loss on a specific-identification basis. There were no realized gains or losses on marketable securities for the three months ended March 31, 2019 or 2018. There were no marketable securities that had been in an unrealized loss position for more than 12 months as of March 31, 2019 or 2018.

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

Share-based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees, non-employees and non-employee directors, including employee stock options. For employee and non-employee directors, compensation expense based on the grant date fair value is generally amortized over the requisite service period of the award on a straight-line basis. For non-employees, effective January 1, 2019, unvested option compensation expense is based on the adoption date fair value and is amortized over the service period on a straight line basis.

The fair value of options is calculated using the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant for employee and non-employee directors and as of January 1, 2019 for the unvested non-employee stock options based on key assumptions such as stock price, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on historical data, peer company data and judgment regarding future trends and factors.

Grants

The Company recognizes a receivable and the related reduction in its research and development expenses when the actual reimbursable costs have been incurred and there is reasonable assurance that the Company has complied with the conditions of the grants and the amounts will be received. For the three months ended March 31, 2019 and 2018, the Company recognized a reduction to its research and development expense in the amount of approximately $656,000 and $370,000, respectively. The receivable for grants as of March 31, 2019 and December 31, 2018 was approximately $656,000 and $202,000, respectively, and is included in prepaid expenses and other current assets on the balance sheet. The Company has approximately $3.8 million of approved grant award funding remaining as of March 31, 2019.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of a dilutive net loss per share calculation, stock options and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive given the Company’s net loss. Common stock equivalents may also be excluded from the calculation of diluted net income per share if the exercise prices exceed the average market price for the reporting period.

Recently Adopted Accounting Pronouncements

Leases

The Company adopted Accounting Standards Update No. 2016-02-Leases (Topic 842), as of January 1, 2019, using the optional modified retrospective approach with no cumulative-effect adjustment to equity as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under previous lease guidance. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which among other things, allowed it to carry forward the historical lease classification of those leases in place as of January 1, 2019 and to not separate lease and non-lease components when the requisite criteria is met to be treated as such. The Company determined that the only contract containing a lease was the leases of its corporate headquarters at 28 Wells Avenue in Yonkers, New York (see “Note 7—Commitments” in these consolidated financial statements for a description of the leases).

We recognize right-of-use (“ROU”) assets at the inception of the arrangement as the present value of the lease payments plus our initial direct costs, if any, less any lease incentives. The corresponding liability is computed as the present value of the lease payments at inception. Assets are classified as either operating or finance ROU assets according to the classification criteria in ASC 842. The present value of the lease payments is computed using the rate implicit in the lease, if known, or our incremental borrowing rate. Operating lease costs are charged to operations on a straight line basis over the term of the lease. Under our policy, we do not record an ROU asset or corresponding liability for arrangements were the initial lease term is one year or less. Those leases are expensed on a straight line basis over the term of the lease.

Impact of adoption of Topic 842

Adoption of the new standard resulted in the recording of ROU assets, net of deferred rent and a lease incentive obligation, of $3.3 million and lease liabilities of approximately $4.1 million as of January 1, 2019. The lease liability was classified between a current portion of $0.6 million and a long-term portion of $3.5 million. The standard did not impact our consolidated net income and had no impact on cash flows.

Non-employee stock compensation

The Company adopted Accounting Standards Update, Compensation-Stock Compensation (ASU 2018-07), as of January 1, 2019. The Company elected to utilize the contractual term for its outstanding option grants to non-employees and to recognize forfeitures of awards when incurred. The adoption of ASU 2018-07 did not have a material impact on its consolidated financial statements.

Statements of equity

In August 2018, the Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. Additionally, the amendments expanded the disclosure requirements on the consolidated statements of equity for interim financial statements. Under the amendments, a summary of changes in each caption of stockholders’ equity presented in the consolidated balance sheets must be provided in a note or separate statement. The consolidated statements of equity should present a reconciliation of a beginning balance to the ending balance of each period for which the consolidated statement of comprehensive income is required to be filed. This final rule was effective in the fourth quarter of 2018. The SEC provided relief on the effective date until the first quarter of 2019, and we adopted this rule in the first quarter of 2019.

Recent Accounting Pronouncements Not Yet Adopted

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

3. Marketable Securities

Marketable securities at March 31, 2019 consisted of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$13,265,522	$732	$(78)	$13,266,176
U.S. Treasury securities	3,001,071	382	—	3,001,453

	$16,266,593	$1,114	$(78)	$16,267,629

Marketable securities at December 31, 2018 consisted of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$19,179,530	$314	$(31,160)	$19,148,684
U.S. Treasury securities	2,982,706	546	—	2,983,252

	$22,162,236	$860	$(31,160)	$22,131,936

U.S. Treasury securities include government debt instruments issued by the U.S. Department of the Treasury. Corporate debt includes obligations issued by investment-grade corporations, and may include issues that have been guaranteed by governments and government agencies. At March 31, 2019 and December 31, 2018, the Company held only investments that have maturities of less than one year.

At March 31, 2019 and December 31, 2018, the Company held 11 and 21 debt securities, respectively, that individually and in total were in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2019 and December 31, 2018 was $10,570,964 and $18,551,296, respectively. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of March 31, 2019 and December 31, 2018.

4. Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	Fair Value Measurement as of March 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$4,898,991	$—	$—
Marketable securities	16,267,629	—	—
Warrant liabilities	—	—	2,982,034

Total	$21,166,620	$—	$2,982,034

	Fair Value Measurement as of December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$6,850,772	$—	$—
Marketable securities	22,131,936	—	—
Warrant liabilities	—	—	20,781,663

Total	$28,982,708	$—	$20,781,663

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

	As of March 31, 2019	As of December 31, 2018
Expected volatility	181.4%	70.9%
Remaining contractual term (in years)	0.42	0.67
Risk-free interest rate	2.40%	2.63%
Expected dividend yield	—%	—%

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

	As of March 31, 2019	As of December 31, 2018
Expected volatility	96.6%	72.6%
Remaining contractual term (in years)	2.33	2.58
Risk-free interest rate	2.27%	2.46%
Expected dividend yield	—%	—%

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

	As of March 31, 2019	As of December 31, 2018
Expected volatility	93.9%	87.3%
Remaining contractual term (in years)	3.33	3.58
Risk-free interest rate	2.21%	2.49%
Expected dividend yield	—%	—%

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018:

Warrant liabilities

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$20,781,663	$13,549,437
(Decrease) increase in fair value (1)	(17,799,629)	12,274,559

Balance at end of period	$2,982,034	$25,823,996

(1)	The change in fair values of the warrant liabilities is recorded in other income (expense) in the consolidated statement of operations.

The key inputs into the Black-Scholes option pricing model are the current per-share value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liabilities.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2019	December 31, 2018
Accrued professional fees	$788,471	$433,498
Accrued research and development service fees	702,884	2,076,764
Accrued compensation costs	452,324	1,585,689
Accrued facilities operation expenses	196,204	232,673
Other accrued liabilities	18,857	41,108

Total accrued liabilities	$2,158,740	$4,369,732

6. Net Income (Loss) Per Share of Common Stock

Diluted net income (loss) per share is the same as basic net income (loss) per share for all periods presented because the effects of potentially dilutive items were anti-dilutive. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding.

The following table sets forth the computation of basic and diluted net income (loss) per share for common stockholders:

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$11,587,015	$(19,106,481)
Weighted average shares of common stock outstanding	79,409,556	73,656,534

Net loss per share of common stock—basic and diluted	$0.15	$(0.26)

The following potentially dilutive securities outstanding at March 31, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	March 31,
	2019	2018
Options to purchase common stock	9,084,744	7,475,106
Warrants to purchase common stock	30,987,114	36,267,603

Total	40,071,858	43,742,709

7. Commitments

Leases

As described further in “Note 2, Summary of Significant Accounting Policies”, we adopted Topic 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 840.

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

The Company performed an evaluation of its other contracts in accordance with Topic 842 and is determined that, except for the leases described above, none of its contracts contain a lease.

The balance sheet classification of the Company’s lease liabilities was as follows:

Description	March 31, 2019	December 31, 2018
Operating lease liabilities:
Current portion of lease liabilities	$622,483	$—
Long-term portion of lease liabilities	$3,465,348	$—

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. The leases are renewable at the end of the lease term at our option. For the purposes of determining the remaining lease term in contemplation of available extensions, the Company did not consider either renewal to be probable at this time. In determining the present value of lease payments, the Company estimated its incremental borrowing rate based on the information available at the adoption date of Topic 842. As of January 1, 2019, the remaining lease term is 9.0 years and the discount rate used to determine the operating lease liability was 9.93%.

As of March 31, 2019, the maturities of our operating lease liabilities were as follows:

Amount
April 1, 2019-December 31, 2019	$489,993
Year ending December 31:
2020	666,391
2021	679,719
2022	693,313
2023	707,179
Thereafter	2,973,011

Total lease payments	6,209,606
Less: Present value adjustment	(2,121,775)

Operating lease liabilities	4,087,831

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2019 was $159,138 and was included in net cash used in operating activities in the Consolidated Statements of Cash Flows.

Rent expense is recognized using the straight-line method over the term of each lease. Rent expense for the three months ended March 31, 2019 and 2018, was approximately $153,000 and $154,000, respectively.

8. Capital Structure

Common Stock

As of March 31, 2019, the Company was authorized to issue 200,000,000 shares of common stock at $0.0001 par value per share.

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

On July 25, 2017, the Company sold 32,000,000 shares of its common stock and warrants to purchase an additional 16,000,000 shares of its common stock in an underwritten follow-on offering for gross proceeds of $40.0 million (the “2017 Offering”). The Company received net proceeds of approximately $37.1 million after underwriting discounts, commissions and offering expenses payable by the Company. The warrants issued in the 2017 Offering have an exercise price of $1.55 per share and expire five years from the date of issuance (the “2017 Warrants”). No 2017 Warrants were exercised in the three months ended March 31, 2019. 2017 Warrants to purchase 2,500 shares of common stock were exercised in the three months ended March 31, 2018.

On July 27, 2016, the Company sold 14,000,000 shares of its common stock and warrants to purchase an additional 14,000,000 shares of its common stock in an underwritten follow-on offering for gross proceeds of $35.0 million (the “2016 Offering”). The Company received net proceeds of approximately $32.0 million after underwriting discounts, commissions and offering expenses payable by the Company. The warrants issued in the 2016 Offering have an exercise price of $3.00 per share and expire five years from the date of issuance (the “2016 Warrants”). No 2016 Warrants were exercised in either of the three months ended March 31, 2019 or 2018.

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

Representative’s Warrant

The Maxim Group, LLC, the representative of the underwriter in the Company’s initial public offering (“IPO”), received the Representative’s Warrant to purchase 3% of the total number of shares of common stock sold in the IPO, including those shares sold upon the exercise of the over-allotment option, for a total of 206,410 shares of common stock underlying the Representative’s Warrant. The Representative’s Warrant is exercisable at an exercise price of $7.50 per share beginning 180 days after the effective date of the Company’s registration statement (January 24, 2015) and expiring on July 28, 2019. The Company classified the Representative’s Warrant as a liability since it did not meet the requirements to be included in equity. The fair value of the Representative’s warrant is re-measured at each reporting period and changes in fair value are recognized in the consolidated statement of operations (see Note 4, “Fair Value Measurements”).

Convertible Notes

The Company issued approximately $15.0 million aggregate principal amount of its 8.00% Convertible Notes due May 31, 2015 (the “Convertible Notes”) from June 2013 through June 2014. On August 1, 2014, in conjunction with the closing of the Company’s IPO, the principal amount of the Convertible Notes, and all accrued and unpaid interest thereon, automatically converted into 5,109,988 shares of common stock. Each purchaser of the Convertible Notes also received a warrant which included an exercise price “cap” that was analogous to “down round protection” (the “Note Warrants”). Upon the closing of the IPO and based on the terms of the Note Warrants, the Company determined the total number of shares of the Company’s common stock underlying the Note Warrants to be 3,321,416 at an exercise price of $3.00 per share. There were 2,645,176 and 255,912 Note Warrants that expired during 2018 and the three months ended March 31, 2019, respectively, and therefore have been terminated and are no longer exercisable. There are 414,790 shares of common stock underlying the remaining outstanding Note Warrants as of March 31, 2019. The Note Warrants expire five years from the date of issuance.

Voting

The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings.

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of March 31, 2019, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Options to purchase common stock	9,084,744	7,187,885
Warrants to purchase common stock	30,987,114	31,243,026

	40,071,858	38,430,911

9. Stock Warrants

As of March 31, 2019 and December 31, 2018, the Company had warrants outstanding as shown in the table below.

	March 31, 2019	December 31, 2018
Note Warrants	414,790	670,702
2017 Warrants	15,996,450	15,996,450
2016 Warrants	14,000,000	14,000,000
Representative’s Warrant	206,410	206,410
Placement Agent Warrants	189,126	189,126
Other warrants (1)	180,338	180,338

Warrants to purchase common stock	30,987,114	31,243,026

Weighted-average exercise price per share	$2.31	$2.31

(1)	Other warrants are comprised of warrants issued prior to the Company’s IPO, generally in exchange for services rendered to the Company.

The following table summarizes information regarding the Company’s warrants outstanding at March 31, 2019:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
≤ $2.00	16,002,164	September 1, 2021 – July 25, 2022
$2.01 - $4.99	14,705,017	June 12, 2019 – July 27, 2021
≥ $5.00	279,933	July 22, 2019 – January 5, 2022

	30,987,114

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

2014 Omnibus Incentive Plan

In April 2014, the Company’s board of directors adopted the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s stockholders on July 3, 2014. The 2014 Plan allows for the granting of incentive and non-qualified stock options, restricted stock and stock unit awards, stock appreciation rights and other performance-based awards to the Company’s employees, members of the board of directors and consultants of the Company. On July 28, 2014, the effective date of the 2014 Plan, the number of shares of common stock reserved pursuant to the 2014 Plan was 571,429. The 2014 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ended December 31, 2015 and ending on January 1, 2024, equal to the lesser of (i) 4% of the outstanding shares of common stock on December 31 immediately preceding such date or (ii) an amount determined by the Company’s board of directors. Consistent with the provision for annual increases, an additional 9,696,859 shares of common stock have been made available for issuance under the 2014 Plan.

The Company recognized compensation expense for share-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the three months ended March 31, 2019, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	7,187,885	$3.17
Granted	2,160,000	0.40
Exercised	—	—
Expired	(150,016)	3.03
Forfeited	(113,125)	1.46

Options outstanding at March 31, 2019	9,084,744	2.53	7.20	$—

Vested and exercisable at March 31, 2019	5,191,031	3.63	5.76	$—

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the three months ended March 31, 2019 and 2018 was $0.40 and $1.44, respectively. Total compensation expense recognized amounted to $323,774 and $437,681 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the total remaining unrecognized compensation cost related to unvested stock options was approximately $2.4 million which will be recognized over a weighted average period of approximately 2.60 years.

The following assumptions were used to compute the fair value of stock options granted during the period:

	Three Months Ended March 31,
	2019	2018
Risk free interest rate	2.51%	2.56%
Expected dividend yield	—	—
Expected term (in years)	6.06	6.06
Expected volatility	89.3%	82.2%

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

11. Subsequent Events

On April 1, 2019, Steven C. Gilman, Ph.D. resigned as President and Chief Executive Officer and Chairman of the Board of Directors (the “Board”) of the Company, effective as of April 2, 2019. The Board appointed Roger J. Pomerantz, M.D., F.A.C.P. to succeed Dr. Gilman as the Company’s President and Chief Executive Officer and Chairman of the Board. Dr. Gilman continues to serve as a director of the Company, and was appointed to serve as Vice Chairman of the Board and as Chairman of the Science and Technology Committee.

On April 2, 2019, in connection with his appointment as President and Chief Executive Officer, Dr. Pomerantz entered into an employment agreement (the “Employment Agreement”) with the Company pursuant to which Dr. Pomerantz is entitled to receive an annual base salary of $550,000, subject to periodic review and adjustment by the Board, and an annual target bonus opportunity of 80% of his annual base salary. In addition, the Board has granted Dr. Pomerantz a stock option under its 2014 Plan to purchase 3,200,000 shares of the Company’s common stock, which will vest as to 25% of the underlying shares on the first anniversary of Dr. Pomerantz commencing employment with the Company and as to an additional 6.25% of the underlying shares upon Dr. Pomerantz’s completion of each three months of continuous service to the Company thereafter.

If Dr. Pomerantz’s employment is terminated by the Company without Cause or Dr. Pomerantz resigns his employment for Good Reason, within the meaning of and under the Employment Agreement, he will be entitled to receive (i) an amount equal to 1.5 times the sum of his annual base salary and his target annual bonus for the year of termination, payable in the form of salary continuation in regular installments over 18 months, (ii) any unpaid annual bonus earned during the previous fiscal year as determined by the Board, (iii) payment of the premiums to continue coverage under the Company’s group health plans, if elected, for 18 months following his employment termination or, if earlier, until the date Dr. Pomerantz becomes no longer eligible for coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) or becomes eligible to receive comparable coverage from a subsequent employer and (iv) accelerated vesting of equity awards that would otherwise vest based solely on Dr. Pomerantz’s continued service or employment during the 18 months following termination of his employment. The Employment Agreement provides that, upon any such termination within 60 days prior to or 12 months following a change in control of the Company, in addition to the benefits described in the previous sentence, Dr. Pomerantz is entitled to, without duplication, full accelerated vesting of equity awards that would otherwise vest based solely on Dr. Pomerantz’s continued service or employment.

Dr. Pomerantz’s rights to receive termination payments and benefits are conditioned upon executing a general release of claims in the Company’s favor. Dr. Pomerantz has agreed to refrain from disclosing the Company’s confidential information during or at any time following his employment with the Company and from competing with the Company or soliciting its employees or consultants for 18 months following termination of his employment.

As a result of his appointment as President and Chief Executive Officer, Dr. Pomerantz is no longer eligible to receive compensation for his service on the Board and its committees in accordance with the Company’s non-employee director compensation program.

On April 2, 2019, in connection with his resignation, Dr. Gilman entered into a separation agreement and release (the “Separation Agreement”) with the Company pursuant to which Dr. Gilman will receive (i) an amount in cash equal to 25% of the annual bonus that Dr. Gilman would have earned for the 2019 calendar year had he remained continuously employed, as determined by the Board based on actual performance, which amount, if any, shall be paid to Dr. Gilman in a lump sum at the same time in 2020 as annual performance bonuses for 2019 are paid to the Company’s actively employed executive officers and (ii) payment of the premiums to continue coverage under the Company’s group health plans, if elected, pursuant to COBRA, until December 31, 2019 or, if earlier, the date Dr. Gilman becomes no longer eligible for COBRA or becomes eligible to receive comparable coverage from a subsequent employer. As a result of his resignation as President and Chief Executive Officer, Dr. Gilman is eligible to receive compensation for his service on the Board and its committees in accordance with the Company’s non-employee director compensation program. Dr. Gilman’s service on the Board will also constitute his continued service to the Company for purposes of the vesting and post-termination exercise period of each option to purchase shares of the Company’s common stock held by Dr. Gilman as of his resignation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition in conjunction with the information set forth in our financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission (“SEC”) on March 14, 2019.

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

We believe that the properties of our lysins will make them suitable for targeting antibiotic-resistant organisms, such as Staphylococcus aureus (“Staph aureus”) and Pseudomonas aeruginosa (“P.aeruginosa”), which cause serious infections such as bacteremia, pneumonia and osteomyelitis. Beyond lysins, we continue to seek and identify novel antibacterial product candidates. We recently discovered a new class of novel lytic agents, called amurin peptides. Our preliminary characterization studies indicate that amurin peptides have potency across a wide range of resistant gram-negative pathogens, including gram-negative species that are part of the ESKAPE pathogens (Klebsiella pneumoniae, Acinetobacter baumannii, Pseudomonas aeruginosa, and Enterobacter species), which are leading causes of hospital acquired infections throughout the world. These pathogens are considered to be urgent or serious threats to global health by the U.S. Center for Disease Control (“CDC”) and critical priorities by the World Health Organization (“WHO”). We believe that the amurin peptides will be highly complementary to our pathogen-specific lysin platform in addressing these infections. We aim to improve outcomes in patient with these life-threatening bacterial infections through use of our differentiated biologic candidates developed from our new classes of molecules.

We have not generated any revenues and, to date, have funded our operations primarily through our IPO, our follow-on public offerings, private placements of convertible preferred stock and convertible debt to our investors, and grant funding received.

We have a history of losses and our net losses were $37.7 million, $15.5 million and $28.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our operating loss for the three months ended March 31, 2019 was $6.4 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we will need additional financing to support our continuing operations. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Exebacase

Exebacase is a novel lysin that targets Staph aureus, including MRSA strains, which causes serious infections such as bacteremia, pneumonia and osteomyelitis. Staph aureus is also a frequent cause of biofilm-associated infections of heart valves (endocarditis), prosthetic joints, indwelling devices and catheters. These infections result in significant morbidity and mortality despite currently available antibiotic therapies. Exebacase has been studied in a Phase 2 superiority design study which is clinically complete. The study evaluated its safety, tolerability, efficacy and PK when used in addition to standard-of-care (“SOC”) antibiotics for the treatment of Staph aureus bacteremia, including endocarditis in adult patients.

In the first quarter of 2019, we announced positive topline results from this first-in-patient Phase 2 superiority study of exebacase which showed clinically meaningful improvement in clinical responder rates among patients treated with exebacase in addition to SOC antibiotics compared to SOC antibiotics alone. In the primary efficacy analysis population of 116 patients with documented Staph aureus bloodstream infection, who received a single intravenous (IV) infusion of blinded study drug, the clinical responder rate was 70.4% for patients treated with exebacase and 60.0% for patients dosed with SOC antibiotics alone. In a pre-specified analysis of MRSA-infected patients, the clinical responder rate in patients treated with exebacase was 42.8% higher than the clinical responder rate in patients treated with SOC antibiotics alone (74.1% for patients treated with exebacase compared to 31.3% for patients treated with SOC antibiotics alone (p=0.010)). The clinical responder rate of patients with bacteremia including right-sided endocarditis was 80.0% for patients treated with exebacase compared to 59.5% for patients treated with SOC antibiotics alone, an increase of 20.5% (p=0.028). In the subgroup of patients with a final diagnosis of bacteremia, the clinical responder rate was 81.8% for patients treated with exebacase compared to 61.5% for patients treated with SOC antibiotics alone, an increase of 20.3% (p=0.035). Exebacase was well-tolerated and treatment emergent adverse events, including treatment-emergent SAEs were balanced between the treatment groups. There were no SAEs that we determined to be related to exebacase, there were no reports of hypersensitivity related to exebacase and no patients discontinued treatment with study drug in either treatment group. We believe these data establish proof of concept for exebacase, and for the lysin class as therapeutic agents, and will inform the design of Phase 3 for exebacase.

Other Programs

We continue to explore variants of exebacase to expand our portfolio of lysins targeting biofilm-associated Staph aureus infections. We have engineered a novel mutant variant, CF-296, which we believe has properties which may make it particularly useful for the treatment of prosthetic joint infections. We are evaluating CF-296 in animal models to further characterize this compound.

Our lysin research efforts are focused on a broad-based gram-negative discovery program which aims to identify, optimize and develop lysins that target deadly gram-negative pathogens. We have discovered and engineered lysins with potent activity against drug-resistant P. aeruginosa bacteria in in vitro studies, a major cause of morbidity and mortality, often related to hospital acquired pneumonia and a major medical challenge, particularly for patients with cystic fibrosis. We are initiating animal studies of our most promising anti-pseudomonal lysins with the goal of moving this program to the clinic as soon as possible. We were awarded $1.0 million in funding from CARB-X (Combating Antibiotic-Resistant Bacteria Biopharmaceutical Accelerator) in 2017 to support this program and in January 2019 we were awarded an additional $2.3 million in the amount of funding to be received over the next two years.

Beyond our lysin programs, we continue our proprietary research to expand our pipeline of complimentary, nontraditional antimicrobials to address unmet medical needs. We have discovered a novel class of phage-derived lytic agents, known as amurin peptides, which display potent bacteriocidal activity against a wide range of gram-negative pathogens in preclinical studies, including deadly, drug-resistant P. aeruginosa, Klebsiella pneumoniae, Escherichia coli, Acinetobacter baumannii and Enterobacter cloacae bacteria species. We are currently evaluating the in vitro and in vivo profiles of these amurin peptides. We were awarded up to $6.9 million of funding from CARB-X to support the amurin peptide program.

In May 2019, we entered into an option agreement with Trellis Bioscience LLC (“Trellis”), pursuant to which we have granted Trellis an option for a period of 18 months to re-acquire, and/or as the case may be, license all rights to the CF-404 program, contingent on Trellis receiving adequate financing or commitments to adequately finance the CF-404 program to IND status. During the option period, we will continue to pay for storage costs of the related product candidates and we will also be responsible for all costs of maintaining and protecting the patent portfolio as per the existing license agreement between Trellis and the Company. Trellis may request reasonable support from our employees during the option period with respect to the preparation of IND reports, preparation of grant applications and consultation advice regarding the IND planning process, in each case at a rate of $400 per hour. If the financing event is not achieved during the option period, then the option terminates and the option agreement will have no further force or effect. If the financing event is achieved during the option period, then the option agreement provides that we and Trellis may enter into a definitive license agreement. In consideration for the option, Trellis will receive a license from us to all CF-404 related intellectual property owned by the Company. In connection with the option agreement, we will no longer be pursuing an IND submission for CF-404.

To date, a large portion of our research and development work has related to the establishment of our lysin platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and clinical testing of exebacase. We currently expect to focus the majority of our resources on the exebacase program. In the future, we intend to further leverage our employee and infrastructure resources across multiple development programs. For the three months ended March 31, 2019 and 2018, we recorded approximately $4.1 million and $4.7 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories, to exebacase, as shown below.

The following table summarizes our research and development expenses by category for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Product development	$2,412,727	$2,984,061
Professional fees	645,611	514,429
Personnel related	528,348	752,028
Laboratory costs	261,802	286,651
External research and licensing costs	141,426	34,525
Share-based compensation	117,227	163,646

Total research and development expense	$4,107,140	$4,735,340

The following table summarizes our research and development expenses by program for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Exebacase	$2,890,908	$3,437,180
Other research and development	570,657	382,486
Personnel related and share-based compensation	645,575	915,674

Total research and development expense	$4,107,140	$4,735,340

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

During the three-month period ended March 31, 2019, there have been no material changes to our critical accounting policies from the information provided in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed by us with the SEC on March 14, 2019, other than the adoption of Topic 842 as discussed below.

Leases

We determine if an arrangement includes a lease at inception. Operating leases are included in operating lease right-of-use assets, current portion of lease liabilities, and long-term lease liabilities in our Consolidated Balance Sheet as of March 31, 2019. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date. Our leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that we will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. We have elected not to apply the recognition requirements of Topic 842 for short-term leases.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

The following table summarizes key components of our results of operations for the periods indicated.

	Three Months Ended March 31,
	2019	2018	Dollar Change
Operating expenses:
Research and development	$4,107,140	$4,735,340	$(628,200)
General and administrative	$2,254,593	$2,248,829	$5,764
Other income (expense)	$17,948,748	$(12,122,312)	$30,071,060

Research and Development Expenses

Research and development expense was $4.1 million for the three months ended March 31, 2019 compared with $4.7 million for the three months ended March 31, 2018, a decrease of $0.6 million. This decrease was primarily attributable to a $0.8 million decrease in spending related to our Phase 2 clinical study of exebacase, as we completed long-term follow up in the current year period compared to the higher cost of active patient enrollment in the prior year period. This decrease was partially offset by a $0.3 million increase in expenditure on manufacturing costs in preparation for our planned Phase 3 study of exebacase.

General and Administrative Expenses

General and administrative expense was $2.3 million for the three months ended March 31, 2019, compared with $2.2 million for the three months ended March 31, 2018, an increase of $0.1 million. This increase was due primarily to an increase of $0.3 million in costs incurred for intellectual property and general corporate legal fees, which was partially offset by a decrease of $0.2 million in administrative headcount and related personnel costs.

Other income (expense), net

Other income was $17.9 million for the three months ended March 31, 2019, compared with other expense of $12.1 million for the three months ended March 31, 2018, an increase in other income of $30.1 million. The increase in other income relates primarily to the non-cash gain of $17.8 million in the current year period compared to a non-cash expense of $12.3 in the prior year period, resulting from the change in fair value of our warrant liabilities at each reporting period.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through proceeds from sales of common stock, common stock and warrants, convertible preferred stock and convertible debt and, to a lesser extent, grant funding. To date, we have not generated any revenue from the sale of products. We have incurred operating losses and generated negative cash flows from operations since inception.

Since the date of our initial public offering, we have funded our operations through the sale of registered securities for gross proceeds of $127.8 million, $9.6 million from the exercise of the Class B Warrants issued in our IPO and $20.0 million from the sale of securities in a private placement.

As of March 31, 2019, we had approximately $23.1 million in cash, cash equivalents and marketable securities which will not be sufficient to meet our obligations within the next twelve months from the date of issuance of our unaudited consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Combined with our accumulated deficit and our forecasted cash expenditures, these factors raise substantial doubt about our ability to continue as a going concern. We have relied on our ability to fund our operations primarily through public and private debt and equity financings, but there can be no assurances that such financing will continue to be available to us on satisfactory terms, or at all. As such, under the requirements of ASC 205-40, we may not consider the potential for future capital raises in our assessment of our ability to meet our obligations for the next twelve months. If we are unable to obtain funding, we would be forced to delay, reduce or eliminate our research and development programs, which could adversely affect our business prospects, or we may be unable to continue operations. In accordance with the requirements of ASC 205-40, we have concluded that substantial doubt exists about our ability to continue as a going concern for twelve months from the date of issuance of our unaudited consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(7,324,726)	$(6,810,258)
Investing activities	$5,830,001	$3,281,856
Financing activities	$—	$3,875

Net Cash Used in Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities for the three months ended March 31, 2019 increased by $0.5 million compared to the same period in 2018, due to payment of amounts owed to the our contract research organizations in the fourth quarter of 2018.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2019 was used to fund our operations and resulted from the proceeds received from the maturities of marketable securities less the funds used for capital expenditures. Net cash provided by investing activities for the three months ended March 31, 2018 was driven by the proceeds received from the maturities of marketable securities less the funds used to purchase additional marketable securities or for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 resulted from the exercise of warrants to purchase our common stock.

Funding Requirements

All of our product candidates are in clinical or preclinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	initiate our planned phase 3 clinical trial and any additional clinical trials of our product candidates;

•	continue our ongoing preclinical studies, and initiate additional preclinical studies, of our product candidates;

•	continue the research and development of our other product candidates and our platform technology;

•	seek to identify additional product candidates;

•	acquire or in-license other products and technologies;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish, either on our own or with strategic partners, a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	maintain, leverage and expand our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

Without additional funding, we believe we will not have sufficient funds to meet our obligations within the next twelve months from the date of issuance of our unaudited consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. We plan to continue to fund our operations through public or private debt and equity financings, but there can be no assurances that such financing will be available to us on satisfactory terms, or at all. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Contractual Obligations and Commitments” in our Annual Report on Form 10-K filed with the SEC on March 14, 2019.

Effects of Inflation

We do not believe that inflation or changing prices had a significant impact on our results of operations for any periods presented herein.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we are currently not party to, any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2019, we had cash, cash equivalents and marketable securities of $23.1 million. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the fair value of our cash equivalents or marketable securities. If a 10% change in interest rates were to have immediately occurred on March 31, 2019, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no such changes during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the SEC on March 14, 2019. Our business, financial condition and operating results can be affected by a number of important factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and common stock price. Other factors may exist that we do not consider significant based on information that is currently available. In addition, new risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect us. Past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

Since inception, we have incurred significant operating losses. Our loss from operations was $6.4 million for the three months ended March 31, 2019 and we had an accumulated deficit of $187.7 million as of March 31, 2019. Our net losses were $37.7 million, $15.5 million and $28.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

We currently operate with limited resources. We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. Based on our current operating plans, and without additional funding, we believe we will not have sufficient funds to meet our obligations within the next twelve months from the issuance of our unaudited consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. These factors raise substantial doubt about our ability to continue as a going concern. We have relied on our ability to fund our operations primarily through public and private debt and equity financings, but there can be no assurances that such financing will continue to be available to us on satisfactory terms, or at all.

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

Our clinical trials may be suspended at any time for a number of reasons. For example, although not observed in the exebacase Phase 1 and Phase 2 studies, it is possible that exposure to exebacase could result in adverse clinical events such as localized inflammation in the region surrounding blood vessels, or having a hypersensitivity reaction, such as serum sickness or anaphylaxis. A clinical trial may be prevented from commencing or may be suspended or terminated by us, our collaborators, IRBs, the FDA or other regulatory authorities due to the risks of or occurrence of such adverse events, an unacceptable safety risk to participants, a failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, presentation of unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using the investigational drug, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or negative or equivocal findings of the data safety monitoring board or IRBs for a clinical trial. We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants. If we elect or are forced to suspend or terminate any clinical trial of any product candidates that we develop, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues, if at all, from any of these product candidates will be delayed or eliminated. Any of these occurrences may significantly harm our business.

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

In a non-binding referendum on the United Kingdom of Great Britain and Northern Ireland’s membership in the European Union in June 2016, a majority of the United Kingdom’s electorate voted for the United Kingdom’s withdrawal from the European Union (“Brexit”). A process of negotiation will determine the future terms of the United Kingdom’s relationship with the European Union and its members. While Article 50 of the Lisbon Treaty was invoked by the United Kingdom on March 29, 2017, substantial uncertainty remains regarding the outcome of the negotiations, as well as the scope and duration of a transitionary period, if any, following the expiration of the Article 50 period, which has been extended to October 31, 2019. This uncertainty was exacerbated by the lack of a decisive majority following the United Kingdom general election in June 2017 and, following months of negotiation, the repeated rejections by United Kingdom’s Parliament in the months leading up to the expiration of the Article 50 period of a withdrawal agreement and related statement on future relations negotiated by representatives of the United Kingdom and the European Union.

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

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of May 7, 2019, we have approximately 79.4 million shares of common stock outstanding, of which approximately 77.1 million shares of our outstanding common stock are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 31.0 million shares of our common stock outstanding as of May 7, 2019. Approximately 30.6 million shares of common stock underlying the Warrants will be freely tradable upon exercise unless held by our affiliates.

We have registered 9,878,747 shares of our common stock as of May 7, 2019 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The 2014 Plan provides that the number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

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

We completed an initial public offering on August 1, 2014. As a public company, we incur significant legal, accounting and other expenses, including costs associated with our public company reporting requirements under the Exchange Act. We must also follow the rules, regulations and requirements subsequently adopted by the SEC and the Nasdaq and any failure by us to comply with such rules and requirements could negatively affect investor confidence in us and cause the market price of our common stock to decline. Our executive officers and other personnel also need to devote substantial time and financial resources to comply with these rules, regulations and requirements.

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

We are an “emerging growth company,” as defined in the JOBS Act, and will remain an emerging growth company until the fifth anniversary of our IPO. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation dated August 1, 2014, Certificate of Amendment, dated May 9, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 10, 2016), and Certificate of Amendment dated May 2, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 3, 2017)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 10, 2016)

10.1	Employment Agreement, dated as of April 2, 2019, by and between ContraFect Corporation and Roger J. Pomerantz (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on April 2, 2019)

10.2	Separation Agreement and Release, dated as of April 2, 2019, by and between ContraFect Corporation and Steven C. Gilman (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on April 2, 2019)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContraFect Corporation

Date: May 10, 2019	By:	/s/ Roger J. Pomerantz, M.D., F.A.C.P.
Roger J. Pomerantz, M.D., F.A.C.P.
President and Chief Executive Officer

Date: May 10, 2019	By:	/s/ Michael Messinger
Michael Messinger
Chief Financial Officer (Principal Financial Officer)