Form 10-Q
period 2019-06-30
CONTRAFECT Corp
filed 2019-08-09
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of the registrant’s Common Stock outstanding as of August 7, 2019 was 79,409,556.

CONTRAFECT CORPORATION

FORWARD LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, our beliefs regarding lysins, future operations, future financial position, the sufficiency of our cash and cash equivalents and marketable securities, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “targets”, “may”, “plans”, “projects”, “potential”, “will”, “would”, “could” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All such forward-looking statements involve significant risks and uncertainties, including, but not limited to, statements regarding:

•	the success, cost, timing and potential indications of our product development activities and clinical trials;

•	our ability to advance into and through clinical development and ultimately obtain FDA approval for our product candidates;

•	our future marketing and sales programs;

•	the rate and degree of market acceptance of our product candidates and our expectations regarding the size of the commercial markets for our product candidates;

•	our research and development plans and ability to bring forward additional product candidates into preclinical and clinical development;

•	the effect of competition and proprietary rights of third parties;

•	the availability of and our ability to obtain additional financing and continue as a going concern;

•	the effects of existing and future federal, state and foreign regulations;

•	the seeking of joint development, licensing or distribution and collaboration and marketing arrangements with third parties; and

•	the period of time for which our existing cash and cash equivalents will enable us to fund our operations.

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

CONTRAFECT CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONTRAFECT CORPORATION

Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$7,377,139	$8,320,317
Marketable securities	6,851,515	22,131,936
Prepaid expenses and other current assets	1,986,484	988,799

Total current assets	16,215,138	31,441,052
Property and equipment, net	1,195,506	1,076,099
Operating lease right-of-use assets	3,150,932	—
Other assets	355,420	355,420

Total assets	$20,916,996	$32,872,571

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,252,198	$1,427,287
Accrued liabilities	2,032,616	4,369,732
Current portion of lease liabilities	625,541	—

Total current liabilities	3,910,355	5,797,019
Deferred rent	—	679,182
Warrant liabilities	4,345,902	20,781,663
Long-term portion of lease liabilities	3,399,926	—
Other liabilities	72,747	72,747

Total liabilities	11,728,930	27,330,611
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 79,409,556 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	7,941	7,941
Additional paid-in capital	205,577,912	204,884,211
Accumulated other comprehensive income (loss)	1,996	(30,300)
Accumulated deficit	(196,399,783)	(199,319,892)

Total stockholders’ equity	9,188,066	5,541,960

Total liabilities and stockholders’ equity	$20,916,996	$32,872,571

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses
Research and development	$4,804,076	$5,252,334	$8,911,216	$9,987,674
General and administrative	2,603,403	2,244,120	4,857,996	4,492,949

Total operating expenses	7,407,479	7,496,454	13,769,212	14,480,623

Loss from operations	(7,407,479)	(7,496,454)	(13,769,212)	(14,480,623)
Other income (expense):
Interest income	104,441	163,145	253,560	315,392
Change in fair value of warrant liabilities	(1,363,868)	(12,802,583)	16,435,761	(25,077,142)

Total other income (expense)	(1,259,427)	(12,639,438)	16,689,321	(24,761,750)

Net income (loss)	$(8,666,906)	$(20,135,892)	$2,920,109	$(39,242,373)

Basic net income (loss) per share	$(0.11)	$(0.27)	$0.04	$(0.53)

Shares used in computing basic net income (loss) per share	79,409,556	73,658,529	79,409,556	73,657,537

Diluted net income (loss) per share	$(0.11)	$(0.27)	$0.04	$(0.53)

Shares used in computing diluted net income (loss) per share	79,406,556	73,658,529	79,457,926	73,657,537

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(8,666,906)	$(20,135,892)	$2,920,109	$(39,242,373)
Other comprehensive gain:
Unrealized gain on available-for-sale securities	960	47,568	32,296	30,768

Comprehensive income (loss)	$(8,665,946)	$(20,088,324)	$2,952,405	$(39,211,605)

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	79,409,556	$7,941	$204,884,211	$(30,300)	$(199,319,892)	$5,541,960
Share-based compensation	—	—	323,774	—	—	323,774
Unrealized gain on marketable securities	—	—	—	31,336	—	31,336
Net income	—	—	—	—	11,587,015	11,587,015

Balance, March 31, 2019	79,409,556	$7,941	$205,207,985	$1,036	$(187,732,877)	$17,484,085
Share-based compensation	—	—	369,927	—	—	369,927
Unrealized gain on marketable securities	—	—	—	960	—	960
Net loss	—	—	—	—	(8,666,906)	(8,666,906)

Balance, June 30, 2019	79,409,556	$7,941	$205,577,912	$1,996	$(196,399,783)	$9,188,066

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2017	73,656,006	$7,366	$192,896,367	$(74,820)	$(161,635,468)	$31,193,445
Share-based compensation	—	—	437,681	—	—	437,681
Unrealized loss on marketable securities	—	—	—	(16,800)	—	(16,800)
Issuance of common stock for exercise of warrants	2,500	—	3,875	—	—	3,875
Net loss	—	—	—	—	(19,106,481)	(19,106,481)

Balance, March 31, 2018	73,658,506	$7,366	$193,337,923	$(91,620)	$(180,741,949)	$12,511,720
Share-based compensation	—	—	416,133	—	—	416,133
Unrealized gain on marketable securities	—	—	—	47,568	—	47,568
Issuance of common stock for exercise of warrants	1,050	—	1,628	—	—	1,628
Net loss	—	—	—	—	(20,135,892)	(20,135,892)

Balance, June 30, 2018	73,659,556	$7,366	$193,755,684	$(44,052)	$(200,877,841)	$(7,158,843)

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$2,920,109	$(39,242,373)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	84,413	71,081
Stock-based compensation expense	693,701	853,814
Change in fair value of warrant liabilities	(16,435,761)	25,077,142
Decrease in deferred rent	—	(13,526)
Net amortization of premium on marketable securities	121,592	315,673
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current and non-current assets	(1,009,217)	(315,653)
(Decrease) increase in accounts payable, accrued liabilities and other liabilities	(2,489,141)	52,631

Net cash used in operating activities	(16,114,304)	(13,201,211)
Cash flows from investing activities
Purchases of marketable securities	—	(11,129,302)
Proceeds from sales of marketable securities	15,191,125	21,978,888
Purchases of property and equipment	(19,999)	(79,276)

Net cash provided by investing activities	15,171,126	10,770,310
Cash flows from financing activities
Proceeds from exercise of warrants	—	5,503

Net cash provided by financing activities	—	5,503

Net decrease in cash and cash equivalents	(943,178)	(2,425,398)
Cash and cash equivalents at beginning of period	8,320,317	6,995,046

Cash and cash equivalents at end of period	$7,377,139	$4,569,648

Supplemental disclosures of cash flow information:
Right-of-use assets obtained in exchange for lease obligations	$4,148,672	$—
Leasehold improvement obtained in exchange for lease incentive obligations	$189,227	$—

See accompanying notes.

CONTRAFECT CORPORATION

Notes to Unaudited Consolidated Financial Statements

June 30, 2019

1. Organization and Description of Business

Organization and Business

ContraFect Corporation (the “Company”) is a clinical-stage biotechnology company focused on biologic therapeutic products for life-threatening infectious diseases, particularly those treated in hospital-based settings. The Company intends to address multi-drug resistant infections using its therapeutic product candidates from its portfolio of direct lytic agents (DLAs), including lysins and amurin peptides. The Company’s most advanced product candidate is exebacase, a lysin which targets Staph aureus, including methicillin-resistant strains, which causes serious infections such as bacteremia, pneumonia and osteomyelitis. Staph aureus is also a frequent cause of biofilm-associated infections of heart valves (endocarditis), prosthetic joints, indwelling devices and catheters. These infections result in significant morbidity and mortality despite current antibiotic therapy. The Company has completed a Phase 2 superiority design study of exebacase as a treatment for Staph aureus bacteremia, including endocarditis. The study evaluated and compared the safety, tolerability, efficacy and pharmacokinetics of exebacase when used in addition to standard-of-care (SOC) antibiotics to SOC antibiotics alone. The Company intends to initiate a Phase 3 trial of exebacase based on the positive data generated from the Phase 2 study.

The Company has incurred losses from operations since inception as a research and development organization and has an accumulated deficit of $196.4 million as of June 30, 2019. For the six months ended June 30, 2019, the Company used $16.1 million of cash in operations. The Company expects operating losses and negative cash flows to continue at significant levels in the future as it continues its clinical trials. Without additional funding, the Company believes it will not have sufficient funds to meet its obligations within the next twelve months from the date of issuance of these consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to continue to fund its operations through public or private debt and equity financings, but there can be no assurances that such financing will continue to be available to the Company on satisfactory terms, or at all. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises in its assessment of the Company’s ability to meet its obligations for the next twelve months. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate its research and development programs, which could adversely affect its business prospects, or the Company may be unable to continue operations.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2018 was derived from the Company’s audited consolidated financial statements. The Company’s audited consolidated financial statements as of and for the year ended December 31, 2018, including all related disclosures and the complete listing of significant accounting policies as described in Note 2 thereof, are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 14, 2019.

In the opinion of management, the unaudited financial information as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Marketable Securities

Marketable securities consist of investments in corporate debt and U.S. Treasury securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. The Company classifies marketable securities available to fund current operations as current assets on its consolidated balance sheets. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive income (loss) in the consolidated statements of comprehensive income (loss), until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in interest income in the consolidated statement of operations and comprehensive loss on a specific-identification basis. There were no realized gains or losses on marketable securities for the three and six months ended June 30, 2019 or 2018. There were no marketable securities that had been in an unrealized loss position for more than 12 months as of June 30, 2019 or December 31, 2018.

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

Share-based Compensation

The Company accounts for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employees and non-employee directors, including employee stock options. For employee and non-employee directors, compensation expense based on the grant date fair value is generally amortized over the requisite service period of the award on a straight-line basis. For non-employees, effective January 1, 2019, unvested option compensation expense is based on the adoption date fair value and is amortized over the service period on a straight line basis.

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

Grants

The Company recognizes a receivable and the related reduction in its research and development expenses when the actual reimbursable costs have been incurred and there is reasonable assurance that the Company has complied with the conditions of the grants and the amounts will be received. The Company recognized a reduction to its research and development expense in the amount of approximately $0.5 million and $0.4 million for the three months ended June 30, 2019 and 2018 respectively, and $1.2 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively. The receivable for grants as of June 30, 2019 and December 31, 2018 was approximately $0.6 million and $0.2 million respectively, and is included in prepaid expenses and other current assets on the balance sheet. The Company has approximately $10.6 million of approved grant award funding remaining as of June 30, 2019.

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

The Company recognizes right-of-use (“ROU”) assets at the inception of the arrangement as the present value of the lease payments plus our initial direct costs, if any, less any lease incentives. The corresponding liability is computed as the present value of the lease payments at inception. Assets are classified as either operating or finance ROU assets according to the classification criteria in ASC 842. The present value of the lease payments is computed using the rate implicit in the lease, if known, or the Company’s incremental borrowing rate. Operating lease costs are charged to operations on a straight line basis over the term of the lease. Under the Company’s policy, it does not record an ROU asset or corresponding liability for arrangements where the initial lease term is one year or less. Those leases are expensed on a straight line basis over the term of the lease.

Impact of adoption of Topic 842

Adoption of the new standard resulted in the recording of ROU assets, net of deferred rent and a lease incentive obligation, of $3.3 million and lease liabilities of approximately $4.1 million as of January 1, 2019. The lease liability was classified between a current portion of $0.6 million and a long-term portion of $3.5 million. The standard did not impact the Company’s consolidated net income and had no impact on cash flows.

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

Statements of equity

In August 2018, the Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. Additionally, the amendments expanded the disclosure requirements on the consolidated statements of equity for interim financial statements. Under the amendments, a summary of changes in each caption of stockholders’ equity presented in the consolidated balance sheets must be provided in a note or separate statement. The consolidated statements of equity should present a reconciliation of a beginning balance to the ending balance of each period for which the consolidated statement of comprehensive income is required to be filed. This final rule was effective in the fourth quarter of 2018. The SEC provided relief on the effective date until the first quarter of 2019, and the Company adopted this rule in the first quarter of 2019.

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

3. Marketable Securities

Marketable securities at June 30, 2019 consisted of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$6,849,519	$2,830	$(834)	$6,851,515

Marketable securities at December 31, 2018 consisted of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$19,179,530	$314	$(31,160)	$19,148,684
U.S. Treasury securities	2,982,706	546	—	2,983,252

	$22,162,236	$860	$(31,160)	$22,131,936

U.S. Treasury securities include government debt instruments issued by the U.S. Department of the Treasury. Corporate debt includes obligations issued by investment-grade corporations, and may include issues that have been guaranteed by governments and government agencies. At June 30, 2019 and December 31, 2018, the Company held only investments that have maturities of less than one year.

At June 30, 2019 and December 31, 2018, the Company held 2 and 21 debt securities, respectively, that individually and in total were in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2019 and December 31, 2018 was $1,839,053 and $18,551,296, respectively. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of June 30, 2019 and December 31, 2018.

4. Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	Fair Value Measurement as of June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$6,083,788	$—	$—
Marketable securities	6,851,515	—	—
Warrant liabilities	—	—	4,345,902

Total	$12,935,303	$—	$4,345,902

	Fair Value Measurement as of December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$6,850,772	$—	$—
Marketable securities	22,131,936	—	—
Warrant liabilities	—	—	20,781,663

Total	$28,982,708	$—	$20,781,663

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

	As of June 30, 2019	As of December 31, 2018
Expected volatility	124.2%	70.9%
Remaining contractual term (in years)	0.17	0.67
Risk-free interest rate	1.92%	2.63%
Expected dividend yield	—%	—%

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

	As of June 30, 2019	As of December 31, 2018
Expected volatility	100.58%	72.6%
Remaining contractual term (in years)	2.08	2.58
Risk-free interest rate	1.75%	2.46%
Expected dividend yield	—%	—%

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

	As of June 30, 2019	As of December 31, 2018
Expected volatility	97.1%	87.3%
Remaining contractual term (in years)	3.08	3.58
Risk-free interest rate	1.71%	2.49%
Expected dividend yield	—%	—%

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2019 and 2018:

Warrant liabilities

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$2,982,034	$25,823,996	$20,781,663	$13,549,437
Increase (decrease) in fair value (1)	1,363,868	12,802,583	(16,435,761)	25,077,142

Balance at end of period	$4,345,902	$38,626,579	$4,345,902	$38,626,579

(1)	The change in fair values of the warrant liabilities is recorded in other income (expense) in the consolidated statement of operations.

The key inputs into the Black-Scholes option pricing model are the current per-share value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liabilities.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2019	December 31, 2018
Accrued compensation costs	$647,984	$1,585,689
Accrued professional fees	593,616	433,498
Accrued research and development service fees	512,405	2,076,764
Accrued facilities operation expenses	255,836	232,673
Other accrued liabilities	22,775	41,108

Total accrued liabilities	$2,032,616	$4,369,732

6. Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. For the three months ended June 30, 2019 and each of the three and six months ended June 30, 2018, the Company incurred a net loss and therefore diluted net loss per share is the same as basic net loss per share as the Company excluded certain potentially dilutive securities from the computation of diluted weighted average shares outstanding as they would have been anti-dilutive. For the six months ended June 30, 2019, the Company had net income and included 48,370 shares of common stock in the computation of diluted weighted average shares outstanding from the exercise of stock options utilizing treasury method accounting.

The following table sets forth the computation of basic and diluted net income (loss) per share for common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(8,666,906)	$(20,135,892)	$2,920,109	$(39,242,373)
Shares used in computing basic net income (loss) per share	79,409,556	73,658,529	79,409,556	73,657,537

Basic net income (loss) per share	$(0.11)	$(0.27)	$0.04	$(0.53)

Shares used in computing diluted net income (loss) per share	79,409,556	73,658,529	79,457,926	73,657,537

Diluted net income (loss) per share	$(0.11)	$(0.27)	$0.04	$(0.53)

The following table sets forth the potentially dilutive securities outstanding for the three and six months ended June 30, 2019 and 2018 that were excluded from the computation of diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options to purchase common stock	12,364,994	7,266,054	12,316,624	7,266,054
Warrants to purchase common stock	30,572,324	31,678,614	30,572,324	31,678,614

Total	42,917,318	38,944,668	42,917,948	38,944,668

7. Commitments

Leases

As described further in “Note 2, Summary of Significant Accounting Policies”, the Company adopted Topic 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 840.

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

The balance sheet classification of the Company’s lease liabilities was as follows:

Description	June 30, 2019	December 31, 2018
Operating lease liabilities:
Current portion of lease liabilities	$625,541	$—
Long-term portion of lease liabilities	$3,399,926	$—

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. The leases are renewable at the end of the lease term at the Company’s option. For the purposes of determining the remaining lease term in contemplation of available extensions, the Company did not consider either renewal to be probable at this time. In determining the present value of lease payments, the Company estimated its incremental borrowing rate based on the information available at the adoption date of Topic 842. As of January 1, 2019, the remaining lease term was 9.0 years and the discount rate used to determine the operating lease liability was 9.93%.

As of June 30, 2019, the maturities of the Company’s operating lease liabilities were as follows:

Amount
July 1, 2019-December 31, 2019	$326,662
Year ending December 31:
2020	666,391
2021	679,719
2022	693,313
2023	707,179
Thereafter	2,973,011

Total lease payments	6,046,275
Less: Present value adjustment	(2,020,808)

Operating lease liabilities	$4,025,467

Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2019 was $159,573 and $318,711, respectively, and was included in net cash used in operating activities in the Consolidated Statements of Cash Flows.

Rent expense is recognized using the straight-line method over the term of each lease. Rent expense for each of the three months ended June 30, 2019 and 2018, was approximately $154,000, and for each of the six months ended June 30, 2019 and 2018 was $307,000 and $308,000, respectively.

8. Capital Structure

Common Stock

As of June 30, 2019, the Company was authorized to issue 200,000,000 shares of common stock at $0.0001 par value per share.

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

On July 25, 2017, the Company sold 32,000,000 shares of its common stock and warrants to purchase an additional 16,000,000 shares of its common stock in an underwritten follow-on offering for gross proceeds of $40.0 million (the “2017 Offering”). The Company received net proceeds of approximately $37.1 million after underwriting discounts, commissions and offering expenses payable by the Company. The warrants issued in the 2017 Offering have an exercise price of $1.55 per share and expire five years from the date of issuance (the “2017 Warrants”). No 2017 Warrants were exercised in the three and six months ended June 30, 2019. 2017 Warrants to purchase 1,050 and 3,550 shares of common stock were exercised in the three and six months ended June 30, 2018, respectively.

On July 27, 2016, the Company sold 14,000,000 shares of its common stock and warrants to purchase an additional 14,000,000 shares of its common stock in an underwritten follow-on offering for gross proceeds of $35.0 million (the “2016 Offering”). The Company received net proceeds of approximately $32.0 million after underwriting discounts, commissions and offering expenses payable by the Company. The warrants issued in the 2016 Offering have an exercise price of $3.00 per share and expire five years from the date of issuance (the “2016 Warrants”). No 2016 Warrants were exercised in the three and six months ended June 30, 2019 or 2018.

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

Convertible Notes

The Company issued approximately $15.0 million aggregate principal amount of its 8.00% Convertible Notes due May 31, 2015 (the “Convertible Notes”) from June 2013 through June 2014. On August 1, 2014, in conjunction with the closing of the Company’s IPO, the principal amount of the Convertible Notes, and all accrued and unpaid interest thereon, automatically converted into 5,109,988 shares of common stock. Each purchaser of the Convertible Notes also received a warrant which included an exercise price “cap” that was analogous to “down round protection” (the “Note Warrants”). Upon the closing of the IPO and based on the terms of the Note Warrants, the Company determined the total number of shares of the Company’s common stock underlying the Note Warrants to be 3,321,416 at an exercise price of $3.00 per share. There were 2,645,176, 414,790 and 670,702 Note Warrants that expired during 2018 and the three and six months ended June 30, 2019, respectively, and therefore have been terminated and are no longer exercisable. There are no Note Warrants outstanding as of June 30, 2019.

Voting

The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings.

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of June 30, 2019, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Options to purchase common stock	12,364,994	7,187,885
Warrants to purchase common stock	30,572,324	31,243,026

	42,937,318	38,430,911

9. Stock Warrants

As of June 30, 2019 and December 31, 2018, the Company had warrants outstanding as shown in the table below.

	June 30, 2019	December 31, 2018
Note Warrants	—	670,702
2017 Warrants	15,996,450	15,996,450
2016 Warrants	14,000,000	14,000,000
Representative’s Warrant	206,410	206,410
Placement Agent Warrants	189,126	189,126
Other warrants (1)	180,338	180,338

Warrants to purchase common stock	30,572,324	31,243,026

Weighted-average exercise price per share	$2.30	$2.31

(1)	Other warrants are comprised of warrants issued prior to the Company’s IPO, generally in exchange for services rendered to the Company.

The following table summarizes information regarding the Company’s warrants outstanding at June 30, 2019:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
≤ $2.00	16,002,164	September 1, 2021 – July 25, 2022
$2.01 - $4.99	14,290,227	July 28, 2019 – July 27, 2021
≥ $5.00	279,933	July 22, 2019 – January 5, 2022

	30,572,324

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

The Company recognized compensation expense for share-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the six months ended June 30, 2019, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	7,187,885	$3.17
Granted	5,505,000	0.40
Exercised	—	—
Expired	(192,266)	2.92
Forfeited	(135,625)	1.22

Options outstanding at June 30, 2019	12,364,994	1.96	7.67	$585,100

Vested and exercisable at June 30, 2019	5,540,325	3.49	5.63	$29,138

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the three months ended June 30, 2019 and 2018 was $0.41, and $1.63, respectively, and the six months ended June 30, 2019 and 2018 was $0.40 and $1.45, respectively. Total compensation expense recognized amounted to $369,927 and $416,133 for the three months ended June 30, 2019 and 2018, respectively, and $693,701 and $853,814 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the total remaining unrecognized compensation cost related to unvested stock options was approximately $3.2 million which will be recognized over a weighted average period of approximately 2.83 years.

The following assumptions were used to compute the fair value of stock options granted during the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Risk free interest rate	2.28%	2.81%	2.37%	2.57%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.09	5.40	6.08	6.02
Expected volatility	90.0%	82.5%	89.7%	82.3%

Expected volatility—The Company based the expected volatility on the historical volatility of its own common shares.

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

Overview

We are a clinical-stage biotechnology company focused on discovering novel, differentiated biologic therapeutics and developing them for the treatment of life-threatening infectious diseases, including those caused by drug-resistant pathogens. Drug-resistant infections account for 2,000,000 illnesses in the United States and 700,000 deaths worldwide each year. We intend to address drug-resistant infections using product candidates from our lysin and amurin peptide platforms. Lysins are enzymes derived from naturally occurring bacteriophage, which are viruses that infect bacteria. When recombinantly produced and then applied to bacteria, lysins cleave a key component of the target bacteria’s peptidoglycan cell wall, resulting in rapid bacterial cell death. Conventional antibiotics require bacterial cell division and metabolism to occur in order to exert their intended effect (i.e., cell death or cessation of growth). Based on in vitro tests, lysins, however, are fundamentally different in that they kill bacteria rapidly by enzymatic cleavage of the bacterial cell wall without need for bacterial growth and cell division. In addition to the speed of action and potent cidality, we believe lysins are differentiated by their other hallmark features, which include the demonstrated ability to eradicate biofilms and synergistically boost the efficacy of conventional antibiotics in animal models. Importantly, lysins also have a “narrow spectrum,” meaning they kill only specific species of bacteria or closely related bacteria. As such, we believe that lysins targeting gram-positive pathogens will not have negative effects on the beneficial, normal human GI microbiome, in contrast to conventional “broad spectrum” antibiotics which can kill the body’s normal, beneficial bacteria. We believe that the therapeutic profile of lysins is complimentary to that of conventional antibiotics. As such, our initial approach includes the use of lysins in addition to conventional antibiotics for the treatment of serious, drug-resistant bacterial infections, including biofilm-associated infections, to achieve greater efficacy and improve clinical outcomes, as well as potentially protecting against antibiotic resistance. We believe the positive results of our Phase 2 study of exebacase, our lead lysin candidate, for the treatment of Staph aureus bacteremia, including endocarditis, provide clinical proof of concept for this approach and the basis for advancing exebacase into a Phase 3 study.

We believe that the properties of our lysins will make them suitable for targeting antibiotic-resistant organisms, such as Staphylococcus aureus (“Staph aureus”) and Pseudomonas aeruginosa (“P.aeruginosa”), which cause serious infections such as bacteremia, pneumonia and osteomyelitis. Beyond lysins, we continue to seek and identify novel antibacterial product candidates. We recently discovered a new class of novel direct lytic agents, called amurin peptides. Our preliminary characterization studies indicate that amurin peptides have potency across a wide range of resistant gram-negative pathogens, including gram-negative species that are part of the ESKAPE pathogens (Klebsiella pneumoniae, Acinetobacter baumannii, Pseudomonas aeruginosa, and Enterobacter species), which are leading causes of hospital acquired infections throughout the world. These pathogens are considered to be urgent or serious threats to global health by the U.S. Center for Disease Control (“CDC”) and critical priorities by the World Health Organization (“WHO”). We believe that the amurin peptides will be highly complementary to our pathogen-specific lysin platform in addressing these infections. We aim to improve outcomes in patient with these life-threatening bacterial infections through use of our differentiated biologic candidates developed from our new classes of molecules.

We have not generated any revenues and, to date, have funded our operations primarily through our IPO, our follow-on public offerings, private placements of convertible preferred stock and convertible debt to our investors, and grant funding received.

We have a history of losses and our net losses were $37.7 million, $15.5 million and $28.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our operating losses for the three and six months ended June 30, 2019 were $7.4 million and $13.8 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we will need additional financing to support our continuing operations. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Exebacase

Exebacase is a novel lysin that targets Staph aureus, including MRSA strains, which causes serious infections such as bacteremia, pneumonia and osteomyelitis. Staph aureus is also a frequent cause of biofilm-associated infections of heart valves (endocarditis), prosthetic joints, indwelling devices and catheters. These infections result in significant morbidity and mortality despite currently available antibiotic therapies. We have completed a Phase 2 superiority design clinical study with exebacase which evaluated its safety, tolerability, efficacy and PK when used in addition to standard-of-care (“SOC”) antibiotics for the treatment of Staph aureus bacteremia, including endocarditis in adult patients.

We have announced positive topline results from this first-in-patient Phase 2 superiority study of exebacase which showed clinically meaningful improvement in clinical responder rates among patients treated with exebacase in addition to SOC antibiotics compared to SOC antibiotics alone. In the primary efficacy analysis population of 116 patients with documented Staph aureus bloodstream infection, who received a single intravenous (IV) infusion of blinded study drug, the clinical responder rate was 70.4% for patients treated with exebacase and 60.0% for patients dosed with SOC antibiotics alone. In a pre-specified analysis of MRSA-infected patients, the clinical responder rate in patients treated with exebacase was 42.8% higher than the clinical responder rate in patients treated with SOC antibiotics alone (74.1% for patients treated with exebacase compared to 31.3% for patients treated with SOC antibiotics alone (p=0.010)). The clinical responder rate of patients with bacteremia including right-sided endocarditis was 80.0% for patients treated with exebacase compared to 59.5% for patients treated with SOC antibiotics alone, an increase of 20.5% (p=0.028). In the subgroup of patients with a final diagnosis of bacteremia, the clinical responder rate was 81.8% for patients treated with exebacase compared to 61.5% for patients treated with SOC antibiotics alone, an increase of 20.3% (p=0.035). Exebacase was well-tolerated and treatment emergent adverse events, including treatment-emergent SAEs were balanced between the treatment groups. There were no SAEs that we determined to be related to exebacase, there were no reports of hypersensitivity related to exebacase and no patients discontinued treatment with study drug in either treatment group. The study also generated positive health economic data whereby exebacase reduced length of stay and 30-day readmission rates for US patients with MRSA bacteremia including endocarditis compared to patients treated with SOC antibiotics alone. Among US MRSA patients discharged alive from the hospital, the median length of stay was reduced by 4 days. The 30-day all cause readmission rate was reduced to 16.0% from 30.8%. We believe these data establish proof of concept for exebacase, and for the lysin class as therapeutic agents. We have utilized the data to inform the design of our planned Phase 3 trial for exebacase and anticipate an upcoming discussion with the FDA regarding the same.

Other Programs

We continue to explore variants of exebacase to expand our portfolio of lysins targeting biofilm-associated Staph aureus infections. We have engineered a novel mutant variant, CF-296, which we believe has properties which may make it particularly useful for the treatment of prosthetic joint infections. We are evaluating CF-296 in animal models to further characterize this compound. In June 2019, we were awarded up to $7.2 million of funding from Military Infectious Diseases Research Program (MIDRP), United States Army Medical Research and Development Command (USAMRDC) over the course of three years to support the CF-296 program.

Our lysin research efforts are focused on a broad-based gram-negative discovery program which aims to identify, optimize and develop lysins that target deadly gram-negative pathogens. We have discovered and engineered lysins with potent activity against drug-resistant P. aeruginosa bacteria in in vitro studies, a major cause of morbidity and mortality, often related to hospital acquired pneumonia and a major medical challenge, particularly for patients with cystic fibrosis. We are initiating animal studies of our most promising anti-pseudomonal lysins with the goal of moving this program to the clinic as soon as possible. We were awarded $1.0 million in funding from CARB-X (Combating Antibiotic-Resistant Bacteria Biopharmaceutical Accelerator) in 2017 to support this program and in January 2019 we were awarded an additional $2.3 million in the amount of funding to be received over the next one and a half years.

Beyond our lysin programs, we continue our proprietary research to expand our pipeline of complimentary, nontraditional antimicrobials to address unmet medical needs. We have discovered a novel class of direct lytic agents, known as amurin peptides, which display potent bactericidal activity against a wide range of gram-negative pathogens in preclinical studies, including deadly, drug-resistant P. aeruginosa, Klebsiella pneumoniae, Escherichia coli, Acinetobacter baumannii and Enterobacter cloacae bacteria species. We are currently evaluating the in vitro and in vivo profiles of these amurin peptides. In March 2019, we were awarded up to $6.9 million of funding from CARB-X to support the amurin peptide program.

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

To date, a large portion of our research and development work has related to the establishment of our lysin platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and clinical testing of exebacase. We currently expect to focus the majority of our resources on the exebacase program. In the future, we intend to further leverage our employee and infrastructure resources across multiple development programs. For the three months ended June 30, 2019 and 2018, we recorded approximately $4.8 million and $5.3 million, respectively, of research and development expenses and for the six months ended June 30, 2019 and 2018, we recorded approximately $8.9 million and $10.0 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories, to exebacase, as shown below.

The following table summarizes our research and development expenses by category for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product development	$2,455,601	$3,626,402	$4,868,327	$6,610,463
Professional fees	744,546	481,956	1,390,157	996,385
Personnel related	522,481	674,483	1,050,829	1,426,511
External research and licensing costs	670,610	9,505	812,036	44,031
Laboratory costs	292,357	289,696	554,159	576,346
Share-based compensation	118,481	170,292	235,708	333,938

Total research and development expense	$4,804,076	$5,252,334	$8,911,216	$9,987,674

The following table summarizes our research and development expenses by program for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Exebacase	$2,763,849	$4,009,779	$5,654,757	$7,446,959
Other research and development	1,399,265	397,780	1,969,922	780,266
Personnel related and share-based compensation	640,962	844,775	1,286,537	1,760,449

Total research and development expense	$4,804,075	$5,252,334	$8,911,216	$9,987,674

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

During the three and six-month period ended June 30, 2019, there have been no material changes to our critical accounting policies from the information provided in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed by us with the SEC on March 14, 2019, other than the adoption of Topic 842 as discussed below.

Leases

We determine if an arrangement includes a lease at inception. Operating leases were included in operating lease right-of-use assets, current portion of lease liabilities, and long-term lease liabilities in our Consolidated Balance Sheet as of the March 31, 2019 reporting period. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date. Our leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that we will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. We have elected not to apply the recognition requirements of Topic 842 for short-term leases.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Dollar Change	2019	2018	Dollar Change
Operating expenses:
Research and development	$4,804,076	$5,252,334	$(448,258)	$8,911,216	$9,987,674	$(1,076,458)
General and administrative	$2,603,403	$2,244,120	$359,283	$4,857,996	$4,492,949	$365,047
Other expense (income)	$1,259,427	$12,639,438	$(11,380,011)	$(16,689,321)	$24,761,750	$(41,451,071)

Comparison of Three Months Ended June 30, 2019 and 2018

Research and Development Expenses

Research and development expense was $4.8 million for the three months ended June 30, 2019 compared with $5.3 million for the three months ended June 30, 2018, a decrease of $0.5 million. This decrease was primarily attributable to a $1.2 million decrease in spending related to our Phase 2 clinical study of exebacase, as we completed the trial in the current year period compared to the higher cost of active patient enrollment in the prior year period. This decrease was partially offset by a $0.7 million increase in external research and licensing costs as we recognized the milestone payment to Rockefeller for completion of the Phase 2 study and increased expenditures on our other programs compared to the prior year period.

General and Administrative Expenses

General and administrative expense was $2.6 million for the three months ended June 30, 2019, compared with $2.2 million for the three months ended June 30, 2018, an increase of $0.4 million. This increase was due primarily to an increase of $0.6 million in costs incurred for intellectual property and general corporate legal fees, which was partially offset by a decrease of $0.2 million in administrative headcount and related personnel costs.

Other income (expense), net

Other expense was $1.2 million for the three months ended June 30, 2019, compared with $12.6 million for the three months ended June 30, 2018, a decrease of $11.4 million. The decrease in other expense relates primarily to the non-cash expense of $1.4 million in the current year period compared to $12.8 million in the prior year period, resulting from the change in fair value of our warrant liabilities at each reporting period.

Comparison of Six Months Ended June 30, 2019 and 2018

Research and Development Expenses

Research and development expense was $8.9 million for the six months ended June 30, 2019 compared with $10.0 million for the six months ended June 30, 2018, a decrease of $1.1 million. This decrease was primarily attributable to a $1.7 million decrease in spending related to our Phase 2 clinical study of exebacase, as the trial was completed in the current year period compared to the higher cost of active patient enrollment in the prior year period. Our personnel expense also decreased by $0.4 million in the current year period as compared to the prior year period due to the grant funding received in support of our preclinical programs. These decreases were partially offset by a $0.8 million increase in external research and licensing costs as we recognized the milestone payment to Rockefeller for completion of the Phase 2 study and increased expenditures on our other programs compared to the prior year period and a $0.4 million increase in expenditure on professional fees for consultants who supported the activities necessary to bring the Phase 2 study of exebacase to completion.

General and Administrative Expenses

General and administrative expense was $4.9 million for the six months ended June 30, 2019, compared with $4.5 million for the six months ended June 30, 2018, an increase of $0.4 million. This increase was due primarily to an increase of $0.5 million in costs incurred for intellectual property and general corporate legal fees, which was partially offset by a decrease of $0.1 million in administrative headcount and related personnel costs.

Other income (expense), net

Other income was $16.7 million for the six months ended June 30, 2019, compared with other expense of $24.8 million for the six months ended June 30, 2018, an increase in other income of $41.5 million. The increase in other income relates primarily to the non-cash gain of $16.4 million in the current year period compared to a non-cash expense of $25.1 in the prior year period, resulting from the change in fair value of our warrant liabilities at each reporting period.

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

Since the date of our initial public offering, we have funded our operations primarily through the sale of registered securities for gross proceeds of $127.8 million, $9.6 million from the exercise of the Class B Warrants issued in our IPO and $20.0 million from the sale of securities in a private placement.

As of June 30, 2019, we had approximately $14.2 million in cash, cash equivalents and marketable securities which will not be sufficient to meet our obligations within the next twelve months from the date of issuance of our unaudited consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Combined with our accumulated deficit and our forecasted cash expenditures, these factors raise substantial doubt about our ability to continue as a going concern. We have relied on our ability to fund our operations primarily through public and private debt and equity financings, but there can be no assurances that such financing will continue to be available to us on satisfactory terms, or at all. As such, under the requirements of ASC 205-40, we may not consider the potential for future capital raises in our assessment of our ability to meet our obligations for the next twelve months. If we are unable to obtain funding, we would be forced to delay, reduce or eliminate our research and development programs, which could adversely affect our business prospects, or we may be unable to continue operations. In accordance with the requirements of ASC 205-40, we have concluded that substantial doubt exists about our ability to continue as a going concern for twelve months from the date of issuance of our unaudited consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(16,114,304)	$(13,201,211)
Investing activities	$15,171,126	$10,770,310
Financing activities	$—	$5,503

Net Cash Used in Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities for the six months ended June 30, 2019 increased by $2.9 million compared to the same period in 2018, due to payment of amounts owed to our contract research organizations in the first half of 2019 in completing the Phase 2 clinical study of exebacase.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2019 and 2018 was used to fund our operations and resulted from the proceeds received from the maturities of marketable securities less the funds used for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 resulted from the exercise of warrants to purchase our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2019, we had cash, cash equivalents and marketable securities of $14.2 million. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the fair value of our cash equivalents or marketable securities. If a 10% change in interest rates were to have immediately occurred on June 30, 2019, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no such changes during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our loss from operations was $13.8 million for the six months ended June 30, 2019 and we had an accumulated deficit of $196.4 million as of June 30, 2019. Our net losses were $37.7 million, $15.5 million and $28.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

We were incorporated in 2008 and commenced active research operations in 2010. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital and acquiring and developing exebacase and other potential product candidates. While we have completed a Phase 2 trial, we have not yet demonstrated our ability to successfully complete a Phase 3 clinical trial, obtain marketing approval, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Following a national referendum in which a majority of voters in the United Kingdom elected to withdraw from the European Union, the government of the United Kingdom formally initiated the process for withdrawal in March 2017 (“Brexit”). The terms of any withdrawal are subject to a complex and ongoing negotiation between the United Kingdom and the European Union whose result and timing remain unclear and which has created significant political and economic uncertainty about the future trading relationship between the United Kingdom and the European Union in the event of a withdrawal, particularly in light of the possibility that an immediate, so-called “no deal” withdrawal could occur without a negotiated agreement

These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital. Moreover, depending on the terms of Brexit, the United Kingdom could lose its present rights or terms of access to the single EU market and EU customs areas and to the global trade deals negotiated by the European Union on behalf of its members. The uncertainty regarding new or modified arrangements, or initially the absence of such arrangements, between the United Kingdom and other countries following Brexit may have a material adverse effect on the movement of goods between the United Kingdom and members of the European Union and the United States, including the interruption of or delays in imports into the United Kingdom of goods originating within the European Union and exports from the United Kingdom of goods originating there. For example, shipments into the United Kingdom of drug substance manufactured for the Company in the European Union may be interrupted or delayed and thereby prevent or delay the manufacture in the United Kingdom of drug product. Similarly, shipments out of the United Kingdom of drug product to the United States or the European Union may be interrupted or delayed and thereby prevent or delay the delivery of drug product to clinical sites. Such a situation could hinder our ability to conduct current and planned clinical trials and have an adverse effect on our business.

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

We are required to meet the continued listing requirements of the Nasdaq Capital Market and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements. In particular, we are required to maintain a minimum bid price for our listed common stock of $1.00 per share. If we do not meet these continued listing requirements, our common stock could be delisted. On February 20, 2019, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until August 19, 2019, to regain compliance. The letter states that the Nasdaq staff will provide written notification that we have achieved compliance with Rule 5550(a)(2) if at any time before August 19, 2019, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. The letter has no immediate effect on the listing or trading of our common stock. We may be eligible for an additional compliance period of 180 days if: 1) we continue to meet applicable Nasdaq Capital Market requirements; and 2) provide written notice to Nasdaq of our intention to cure the deficiency during the additional 180 day grace period by effecting a reverse stock split, if necessary. Since we do not expect to regain compliance prior to August 19, 2019, we have provided such written notice to Nasdaq to obtain the additional 180 day grace period. If we do not qualify for an additional grace period as of August 19, 2019, Nasdaq will provide written notice to us that our common stock will be subject to delisting. Delisting from the Nasdaq Capital Market would cause us to pursue eligibility for trading of these securities on other markets or exchanges, or on the “pink sheets.” In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. There can be no assurance that our securities, if delisted from the Nasdaq Capital Market in the future, would be listed on a national securities exchange, a national quotation service, the over-the-counter markets or the pink sheets. Delisting from the Nasdaq Capital Market, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence.

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

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of August 7, 2019, we have approximately 79.4 million shares of common stock outstanding, of which approximately 77.1 million shares of our outstanding common stock are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 30.4 million shares of our common stock outstanding as of August 7, 2019. Approximately 30.0 million shares of common stock underlying the Warrants will be freely tradable upon exercise unless held by our affiliates.

We have registered 13,055,129 shares of our common stock as of August 7, 2019 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The 2014 Plan provides that the number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

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

ContraFect Corporation

Date: August 9, 2019	By:	/s/ Roger J. Pomerantz, M.D., F.A.C.P.
Roger J. Pomerantz, M.D., F.A.C.P.
President and Chief Executive Officer

Date: August 9, 2019	By:	/s/ Michael Messinger
Michael Messinger
Chief Financial Officer (Principal Financial Officer)