Form 10-Q
period 2019-09-30
CONTRAFECT Corp
filed 2019-11-12
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the registrant’s Common Stock outstanding as of November 7, 2019 was 79,409,556.

CONTRAFECT CORPORATION

FORWARD LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, our beliefs regarding lysins, future operations, future financial position, the sufficiency of our cash and cash equivalents and marketable securities, future revenues, projected costs, prospects and plans and objectives of management, and our ability to meet Nasdaq Capital Market’s continued listing requirements. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “targets”, “may”, “plans”, “projects”, “potential”, “will”, “would”, “could” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All such forward-looking statements involve significant risks and uncertainties, including, but not limited to:

•	the success, cost, timing and potential indications of our product development activities and clinical trials;

•	our ability to advance into and through clinical development and ultimately obtain FDA approval for our product candidates;

•	our ability to meet the Nasdaq Capital Market’s continued listing requirements and other Nasdaq rules;

•	our future marketing and sales programs;

•	the rate and degree of market acceptance of our product candidates and our expectations regarding the size of the commercial markets for our product candidates;

•	our research and development plans and ability to bring forward additional product candidates into preclinical and clinical development;

•	the effect of competition and proprietary rights of third parties;

•	the availability of and our ability to obtain additional financing and continue as a going concern;

•	the effects of existing and future federal, state and foreign regulations;

•	the seeking of joint development, licensing or distribution and collaboration and marketing arrangements with third parties; and

•	the period of time for which our existing cash and cash equivalents will enable us to fund our operations.

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

CONTRAFECT CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONTRAFECT CORPORATION

Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$10,501,589	$8,320,317
Marketable securities	—	22,131,936
Prepaid expenses and other current assets	2,340,520	988,799

Total current assets	12,842,109	31,441,052
Property and equipment, net	1,147,727	1,076,099
Operating lease right-of-use assets	3,098,179	—
Other assets	355,420	355,420

Total assets	$17,443,435	$32,872,571

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,373,643	$1,427,287
Accrued liabilities	2,657,354	4,369,732
Current portion of lease liabilities	628,676	—

Total current liabilities	7,659,673	5,797,019
Deferred rent	—	679,182
Warrant liabilities	2,159,192	20,781,663
Long-term portion of lease liabilities	3,332,866	—
Other liabilities	72,747	72,747

Total liabilities	13,224,478	27,330,611
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 79,409,556 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	7,941	7,941
Additional paid-in capital	205,969,917	204,884,211
Accumulated other comprehensive loss	—	(30,300)
Accumulated deficit	(201,758,901)	(199,319,892)

Total stockholders’ equity	4,218,957	5,541,960

Total liabilities and stockholders’ equity	$17,443,435	$32,872,571

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses
Research and development	$5,250,327	$5,710,455	$14,161,543	$15,698,129
General and administrative	2,376,248	2,088,835	7,234,244	6,581,784

Total operating expenses	7,626,575	7,799,290	21,395,787	22,279,913

Loss from operations	(7,626,575)	(7,799,290)	(21,395,787)	(22,279,913)
Other income (expense):
Interest income, net	80,747	174,778	334,307	490,170
Change in fair value of warrant liabilities	2,186,710	3,246,765	18,622,471	(21,830,377)

Total other income (expense)	2,267,457	3,421,543	18,956,778	(21,340,207)

Net loss	$(5,359,118)	$(4,377,747)	$(2,439,009)	$(43,620,120)

Basic and diluted net loss per share	$(0.07)	$(0.06)	$(0.03)	$(0.58)

Shares used in computing basic and diluted net loss per share	79,409,556	77,447,599	79,409,556	74,934,774

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(5,359,118)	$(4,377,747)	$(2,439,009)	$(43,620,120)
Other comprehensive gain:
Unrealized gain on available-for-sale securities	—	24,677	30,300	55,445

Comprehensive loss	$(5,359,118)	$(4,353,070)	$(2,408,709)	$(43,564,675)

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2018	79,409,556	$7,941	$204,884,211	$(30,300)	$(199,319,892)	$5,541,960
Share-based compensation	—	—	323,774	—	—	323,774
Unrealized gain on marketable securities	—	—	—	31,336	—	31,336
Net income	—	—	—	—	11,587,015	11,587,015

Balance, March 31, 2019	79,409,556	$7,941	$205,207,985	$1,036	$(187,732,877)	$17,484,085
Share-based compensation	—	—	369,927	—	—	369,927
Unrealized gain on marketable securities	—	—	—	960	—	960
Net loss	—	—	—	—	(8,666,906)	(8,666,906)

Balance, June 30, 2019	79,409,556	$7,941	$205,577,912	$1,996	$(196,399,783)	$9,188,066
Share-based compensation	—	—	392,005	—	—	392,005
Unrealized loss on marketable securities	—	—	—	(1,996)	—	(1,996)
Net loss	—	—	—	—	(5,359,118)	(5,359,118)

Balance, September 30, 2019	79,409,556	$7,941	$205,969,917	$—	$(201,758,901)	$4,218,957

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2017	73,656,006	$7,366	$192,896,367	$(74,820)	$(161,635,468)	$31,193,445
Share-based compensation	—	—	437,681	—	—	437,681
Unrealized loss on marketable securities	—	—	—	(16,800)	—	(16,800)
Issuance of common stock for exercise of warrants	2,500	—	3,875	—	—	3,875
Net loss	—	—	—	—	(19,106,481)	(19,106,481)

Balance, March 31, 2018	73,658,506	$7,366	$193,337,923	$(91,620)	$(180,741,949)	$12,511,720
Share-based compensation	—	—	416,133	—	—	416,133
Unrealized gain on marketable securities	—	—	—	47,568	—	47,568
Issuance of common stock for exercise of warrants	1,050	—	1,628	—	—	1,628
Net loss	—	—	—	—	(20,135,892)	(20,135,892)

Balance, June 30, 2018	73,659,556	$7,366	$193,755,684	$(44,052)	$(200,877,841)	$(7,158,843)
Share-based compensation	—	—	383,158	—	—	383,158
Unrealized gain on marketable securities	—	—	—	24,677	—	24,677
Issuance of common stock in registered offering	5,750,000	575	11,499,425	—	—	11,500,000
Financing cost of sale of securities	—	—	(1,072,607)	—	—	(1,072,607)
Net loss	—	—	—	—	(4,377,747)	(4,377,747)

Balance, September 30, 2018	79,409,556	$7,941	$204,565,660	$(19,375)	$(205,255,588)	$(701,362)

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(2,439,009)	$(43,620,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	126,786	110,263
Stock-based compensation expense	1,085,706	1,236,972
Change in fair value of warrant liabilities	(18,622,471)	21,830,377
Decrease in deferred rent	—	(19,292)
Net amortization of premium on marketable securities	171,111	406,211
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current and non-current assets	(1,369,019)	82,865
Increase in accounts payable, accrued liabilities and other liabilities	1,257,043	770,661

Net cash used in operating activities	(19,789,854)	(19,202,063)
Cash flows from investing activities
Purchases of marketable securities	—	(20,267,927)
Proceeds from sales of marketable securities	21,991,125	33,130,888
Purchases of property and equipment	(19,999)	(133,488)

Net cash provided by investing activities	21,971,126	12,729,473
Cash flows from financing activities
Proceeds from issuance of securities	—	11,500,000
Payment of financing cost of securities sold	—	(1,072,607)
Proceeds from exercise of warrants	—	5,503

Net cash provided by financing activities	—	10,432,896

Net increase in cash and cash equivalents	2,181,272	3,960,306
Cash and cash equivalents at beginning of period	8,320,317	6,995,046

Cash and cash equivalents at end of period	$10,501,589	$10,955,352

Supplemental disclosures of cash flow information:
Right-of-use assets obtained in exchange for lease obligations	$4,148,672	$—
Leasehold improvement obtained in exchange for lease incentive obligations	$189,227	$—

See accompanying notes.

CONTRAFECT CORPORATION

Notes to Unaudited Consolidated Financial Statements

September 30, 2019

1. Organization and Description of Business

Organization and Business

ContraFect Corporation (the “Company”) is a clinical-stage biotechnology company focused on biologic therapeutic products for life-threatening infectious diseases, particularly those treated in hospital-based settings. The Company intends to address multi-drug resistant infections using its therapeutic product candidates from its portfolio of direct lytic agents (DLAs), including lysins and amurin peptides. The Company’s most advanced product candidate is exebacase, a lysin which targets Staphylococcus aureus (Staph aureus) including methicillin-resistant Staph aureus (MRSA), which causes serious infections such as bacteremia, pneumonia and osteomyelitis. Staph aureus is also a frequent cause of biofilm-associated infections of heart valves (endocarditis), prosthetic joints, indwelling devices and catheters. These infections result in significant morbidity and mortality despite current antibiotic therapy. The Company has completed a Phase 2 superiority design study of exebacase as a treatment for Staph aureus bacteremia, including endocarditis. The study evaluated and compared the safety, tolerability, efficacy and pharmacokinetics of exebacase when used in addition to standard-of-care (SOC) antibiotics to SOC antibiotics alone. The Company intends to initiate a Phase 3 trial of exebacase based on the positive data generated from the Phase 2 study.

The Company has incurred losses from operations since inception as a research and development organization and has an accumulated deficit of $201.8 million as of September 30, 2019. For the nine months ended September 30, 2019, the Company used $19.8 million of cash in operations. The Company expects operating losses and negative cash flows to continue at significant levels in the future as it continues its clinical trials. Without additional funding, the Company believes it will not have sufficient funds to meet its obligations within the next twelve months from the date of issuance of these consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to continue to fund its operations through public or private debt and equity financings, but there can be no assurances that such financing will continue to be available to the Company on satisfactory terms, or at all. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises in its assessment of the Company’s ability to meet its obligations for the next twelve months. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate its research and development programs, which could adversely affect its business prospects, or the Company may be unable to continue operations.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2018 was derived from the Company’s audited consolidated financial statements. The Company’s audited consolidated financial statements as of and for the year ended December 31, 2018, including all related disclosures and the complete listing of significant accounting policies as described in Note 2 thereof, are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 14, 2019.

In the opinion of management, the unaudited financial information as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Marketable Securities

Marketable securities consist of investments in corporate debt and U.S. Treasury securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. The Company classifies marketable securities available to fund current operations as current assets on its consolidated balance sheets. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive income (loss) in the consolidated statements of comprehensive income (loss), until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in interest income in the consolidated statement of operations and comprehensive loss on a specific-identification basis. There were no realized gains or losses on marketable securities for the three and nine months ended September 30, 2019 or 2018. There were no marketable securities that had been in an unrealized loss position for more than 12 months as of December 31, 2018.

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

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality.

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

Grants

The Company recognizes a receivable and the related reduction in its research and development expenses when the actual reimbursable costs have been incurred and there is reasonable assurance that the Company has complied with the conditions of the grants and the amounts will be received. The Company recognized a reduction to its research and development expense in the amount of approximately $1.3 million and $0.3 million for the three months ended September 30, 2019 and 2018 respectively, and $2.4 million and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively. The receivable for grants as of September 30, 2019 and December 31, 2018 was approximately $1.2 million and $0.2 million respectively, and is included in prepaid expenses and other current assets on the balance sheet. The Company has approximately $9.4 million of approved grant award funding remaining as of September 30, 2019.

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

Recently Adopted Accounting Pronouncements

Leases

The Company adopted Accounting Standards Update No. 2016-02-Leases (Topic 842), as of January 1, 2019, using the optional modified retrospective approach with no cumulative-effect adjustment to equity as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under previous lease guidance. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which among other things, allowed it to carry forward the historical lease classification of those leases in place as of January 1, 2019 and to not separate lease and non-lease components when the requisite criteria is met to be treated as such. The Company determined that the only contract containing a lease was the lease of its corporate headquarters at 28 Wells Avenue in Yonkers, New York (see “Note 7—Commitments” in these consolidated financial statements for a description of the leases).

The Company recognizes right-of-use (ROU) assets at the inception of the arrangement as the present value of the lease payments plus our initial direct costs, if any, less any lease incentives. The corresponding liability is computed as the present value of the lease payments at inception. Assets are classified as either operating or finance ROU assets according to the classification criteria in Topic 842. The present value of the lease payments is computed using the rate implicit in the lease, if known, or the Company’s incremental borrowing rate. Operating lease costs are charged to operations on a straight line basis over the term of the lease. Under the Company’s policy, it does not record an ROU asset or corresponding liability for arrangements where the initial lease term is one year or less. Those leases are expensed on a straight line basis over the term of the lease.

Adoption of Topic 842 resulted in recording of ROU assets, net of deferred rent and a lease incentive obligation, of $3.3 million and lease liabilities of approximately $4.1 million as of January 1, 2019. The lease liability was classified between a current portion of $0.6 million and a long-term portion of $3.5 million. The new standard did not impact the Company’s consolidated net loss and had no impact on cash flows.

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

3. Marketable Securities

The Company held no marketable securities at September 30, 2019. Marketable securities at December 31, 2018 consisted of the following:

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

At December 31, 2018, the Company held 21 debt securities that individually and in total were in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at December 31, 2018 was $18,551,296. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2018.

4. Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	Fair Value Measurement as of September 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$8,688,134	$—	$—
Warrant liabilities	—	—	2,159,192

Total	$8,688,134	$—	$2,159,192

	Fair Value Measurement as of December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$6,850,772	$—	$—
Marketable securities	22,131,936	—	—
Warrant liabilities	—	—	20,781,663

Total	$28,982,708	$—	$20,781,663

The Company issued a warrant to the representative of the underwriter of its initial public offering (the “Representative’s Warrant”). The Company determined that this warrant should be classified as a liability and considered it as a Level 3 financial instrument (see also Note 8, “Capital Structure”). The Representative’s Warrant was re-measured at each subsequent reporting period and changes in fair value were recognized in the consolidated statement of operations. The Representative’s Warrant expired in accordance with its terms on July 28, 2019. The following assumptions were used in a Black- Scholes option-pricing model to determine the fair value of the warrant liability:

As of December 31, 2018
Expected volatility	70.9%
Remaining contractual term (in years)	0.67
Risk-free interest rate	2.63%
Expected dividend yield	—%

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

	As of September 30, 2019	As of December 31, 2018
Expected volatility	102.8%	72.6%
Remaining contractual term (in years)	1.83	2.58
Risk-free interest rate	1.63%	2.46%
Expected dividend yield	—%	—%

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

	As of September 30, 2019	As of December 31, 2018
Expected volatility	97.6%	87.3%
Remaining contractual term (in years)	2.83	3.58
Risk-free interest rate	1.56%	2.49%
Expected dividend yield	—%	—%

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2019 and 2018:

Warrant liabilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$4,345,902	$38,626,579	$20,781,663	$13,549,437
(Decrease) increase in fair value (1)	(2,186,710)	(3,246,765)	(18,622,471)	21,830,377

Balance at end of period	$2,159,192	$35,379,814	$2,159,192	$35,379,814

(1)	The change in fair values of the warrant liabilities is recorded in other income (expense) in the consolidated statement of operations.

The key inputs into the Black-Scholes option pricing model are the current per-share value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liabilities.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2019	December 31, 2018
Accrued compensation costs	$968,169	$1,585,689
Accrued research and development service fees	583,176	2,076,764
Accrued insurance costs	459,381	—
Accrued professional fees	416,229	433,498
Accrued facilities operation expenses	193,391	232,673
Other accrued liabilities	37,008	41,108

Total accrued liabilities	$2,657,354	$4,369,732

6. Net Loss Per Share of Common Stock

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding.

The following table sets forth the computation of basic and diluted net loss per share for common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(5,359,118)	$(4,377,747)	$(2,439,009)	$(43,620,120)
Weighted average shares of common stock outstanding	79,409,556	77,447,599	79,409,556	74,934,774

Net loss per share of common stock - basic and diluted	$(0.07)	$(0.06)	$(0.03)	$(0.58)

The following table sets forth the potentially dilutive securities outstanding at September 30, 2019 and 2018 that were excluded from the computation of diluted weighted average shares outstanding:

	September 30,
	2019	2018
Options to purchase common stock	12,465,806	7,248,198
Warrants to purchase common stock	30,339,059	31,265,182

Total	42,804,865	38,513,380

7. Commitments

Leases

As described further in Note 2, “Summary of Significant Accounting Policies”, the Company adopted Topic 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 840.

In December 2010, the Company entered into a non-cancellable operating lease for office space and laboratory facilities in Yonkers, New York expiring in December 2025. In December 2011, the Company entered into an amendment which extended the term of the lease through December 2027 (the “Third Floor Lease”). The lease provides for the option to renew for two additional five-year terms. The premises were occupied in June 2011. Monthly rent payments began the date the office and laboratory facilities were ready for occupancy.

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

The Company performed an evaluation of its other contracts in accordance with Topic 842 and has determined that, except for the leases described above, none of its contracts contain a lease.

The balance sheet classification of the Company’s lease liabilities was as follows:

Description	September 30, 2019	December 31, 2018
Operating lease liabilities:
Current portion of lease liabilities	$628,676	$—
Long-term portion of lease liabilities	$3,332,866	$—

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

As of September 30, 2019, the maturities of the Company’s operating lease liabilities were as follows:

Amount
October 1, 2019-December 31, 2019	$163,331
Year ending December 31:
2020	666,391
2021	679,719
2022	693,313
2023	707,179
Thereafter	2,973,011

Total lease payments	5,882,944
Less: Present value adjustment	(1,921,402)

Operating lease liabilities	$3,961,542

Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2019 was $159,576 and $478,287, respectively, and was included in net cash used in operating activities in the Consolidated Statements of Cash Flows.

Rent expense is recognized using the straight-line method over the term of each lease. Rent expense for each of the three months ended September 30, 2019 and 2018, was approximately $154,000, and for each of the nine months ended September 30, 2019 and 2018 was $461,000 and $462,000, respectively.

8. Capital Structure

Common Stock

As of September 30, 2019, the Company was authorized to issue 200,000,000 shares of common stock at $0.0001 par value per share.

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

On July 25, 2017, the Company sold 32,000,000 shares of its common stock and warrants to purchase an additional 16,000,000 shares of its common stock in an underwritten follow-on offering for gross proceeds of $40.0 million (the “2017 Offering”). The Company received net proceeds of approximately $37.1 million after underwriting discounts, commissions and offering expenses payable by the Company. The warrants issued in the 2017 Offering have an exercise price of $1.55 per share and expire five years from the date of issuance (the “2017 Warrants”). No 2017 Warrants were exercised in the three months ended September 30, 2019 or 2018 or in the nine months ended September 30, 2019. 2017 Warrants to purchase 3,550 shares of common stock were exercised in the nine months ended September 30, 2018.

On July 27, 2016, the Company sold 14,000,000 shares of its common stock and warrants to purchase an additional 14,000,000 shares of its common stock in an underwritten follow-on offering for gross proceeds of $35.0 million (the “2016 Offering”). The Company received net proceeds of approximately $32.0 million after underwriting discounts, commissions and offering expenses payable by the Company. The warrants issued in the 2016 Offering have an exercise price of $3.00 per share and expire five years from the date of issuance (the “2016 Warrants”). No 2016 Warrants were exercised in the three and nine months ended September 30, 2019 or 2018.

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

Representative’s Warrant

The Maxim Group, LLC, the representative of the underwriter in the Company’s initial public offering (IPO), received the Representative’s Warrant to purchase 3% of the total number of shares of common stock sold in the IPO, including those shares sold upon the exercise of the over-allotment option, for a total of 206,410 shares of common stock underlying the Representative’s Warrant. The Representative’s Warrant expired on July 28, 2019 in accordance with its terms and is no longer exercisable. The Company classified the Representative’s Warrant as a liability since it did not meet the requirements to be included in equity. The fair value of the Representative’s warrant was re-measured at each reporting period and changes in fair value were recognized in the consolidated statement of operations (see Note 4, “Fair Value Measurements”).

Convertible Notes

The Company issued approximately $15.0 million aggregate principal amount of its 8.00% Convertible Notes due May 31, 2015 (the “Convertible Notes”) from June 2013 through June 2014. On August 1, 2014, in conjunction with the closing of the Company’s IPO, the principal amount of the Convertible Notes, and all accrued and unpaid interest thereon, automatically converted into 5,109,988 shares of common stock. Each purchaser of the Convertible Notes also received a warrant which included an exercise price “cap” that was analogous to “down round protection” (the “Note Warrants”). Upon the closing of the IPO and based on the terms of the Note Warrants, the Company determined the total number of shares of the Company’s common stock underlying the Note Warrants to be 3,321,416 at an exercise price of $3.00 per share. There were 2,645,176 Note Warrants that expired during 2018 and 670,702 Note Warrants expired during the nine months ended September 30, 2019, and therefore have been terminated and are no longer exercisable. There are no Note Warrants outstanding as of September 30, 2019.

Voting

The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings.

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of September 30, 2019, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Options to purchase common stock	12,465,806	7,187,885
Warrants to purchase common stock	30,339,059	31,243,026

	42,804,865	38,430,911

9. Stock Warrants

As of September 30, 2019 and December 31, 2018, the Company had warrants outstanding as shown in the table below.

	September 30, 2019	December 31, 2018
Note Warrants	—	670,702
2017 Warrants	15,996,450	15,996,450
2016 Warrants	14,000,000	14,000,000
Representative’s Warrant	—	206,410
Placement Agent Warrants	189,126	189,126
Other warrants (1)	153,482	180,338

Warrants to purchase common stock	30,339,059	31,243,026

Weighted-average exercise price per share	$2.26	$2.31

(1)	Other warrants are comprised of warrants issued prior to the Company’s IPO, generally in exchange for services rendered to the Company.

The following table summarizes information regarding the Company’s warrants outstanding at September 30, 2019:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
≤ $2.00	16,002,164	September 1, 2021 – July 25, 2022
$2.01 - $4.99	14,274,086	February 12, 2020 – July 27, 2021
≥ $5.00	62,809	October 26, 2020 – January 5, 2022

	30,339,059

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

The Company recognized compensation expense for share-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the nine months ended September 30, 2019, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	7,187,885	$3.17
Granted	5,655,500	0.43
Exercised	—	—
Expired	(230,079)	2.72
Forfeited	(147,500)	1.19

Options outstanding at September 30, 2019	12,465,806	1.95	7.27	$—

Vested and exercisable at September 30, 2019	5,901,063	3.35	5.27	$—

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the nine months ended September 30, 2019 and 2018 was $0.43 and $1.45, respectively. Total compensation expense recognized amounted to $392,005 and $383,158 for the three months ended September 30, 2019 and 2018, respectively, and $1,805,706 and $1,236,972 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the total remaining unrecognized compensation cost related to unvested stock options was approximately $2.9 million which will be recognized over a weighted average period of approximately 2.65 years.

The following assumptions were used to compute the fair value of stock options granted during the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Risk free interest rate	1.58%	—	2.35%	2.57%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.58	—	6.06	6.02
Expected volatility	90.6%	—	89.7%	82.3%

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

You should read the following discussion and analysis of our financial condition in conjunction with the information set forth in our financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission (SEC) on March 14, 2019.

Overview

We are a clinical-stage biotechnology company focused on discovering and developing direct lytic agents (DLAs) for the treatment of life-threatening infectious diseases, including those caused by drug-resistant pathogens. Drug-resistant infections account for 2,000,000 illnesses in the United States and 700,000 deaths worldwide each year. We intend to address drug-resistant infections using product candidates from our lysin and amurin peptide platforms. In nature, lysins are produced by bacteriophage, which are viruses that infect bacteria. When recombinantly produced as purified proteins and applied to bacteria, lysins cleave a key component of the target bacteria’s peptidoglycan cell wall, resulting in rapid bacterial cell death. Conventional antibiotics require bacterial cell division and metabolism to occur in order to exert their intended effect (i.e., cell death or cessation of growth). Based on in vitro tests, lysins, however, are fundamentally different in that they kill bacteria rapidly by enzymatic cleavage of the bacterial cell wall without need for bacterial growth and cell division. In addition to the speed of action and potent cidality, we believe lysins are differentiated by their other hallmark features, which include the demonstrated ability to eradicate biofilms and synergistically boost the efficacy of conventional antibiotics in animal models. Importantly, lysins also have a “narrow spectrum,” meaning they kill only specific species of bacteria or closely related bacteria. As such, we believe that lysins targeting gram-positive pathogens will not have negative effects on the beneficial, normal human GI microbiome, in contrast to conventional “broad spectrum” antibiotics which can kill the body’s normal, beneficial bacteria. We believe that the therapeutic profile of lysins is complimentary to that of conventional antibiotics. As such, our initial approach includes the use of lysins in addition to conventional antibiotics for the treatment of serious, drug-resistant bacterial infections, including biofilm-associated infections, to achieve greater efficacy and improve clinical outcomes, as well as potentially protecting against antibiotic resistance.

We recently completed an End-of-Phase 2 meeting with the U.S. Food and Drug Administration (FDA) regarding the advancement of our lead lysin candidate, exebacase. We obtained concurrence with the FDA on key design features of the Phase 3 protocol, including the Day 14 primary efficacy endpoint for methicillin-resistant Staph aureus (MRSA) bacteremia, including right-sided endocarditis, and that positive results from this single Phase 3 study could support a Biologics License Application (BLA) for approval of exebacase under the FDA paradigm for streamlined development of antibacterial agents for patients with unmet needs. We plan to initiate a single Phase 3 superiority design clinical trial (the “DISRUPT” study – Direct Lysis of Staph aureus Resistant Pathogen Trial) designed to determine whether exebacase used in addition to standard-of-care (SOC) antibiotics provides superior clinical responder rates compared to SOC antibiotics alone among adult patients with Staph aureus bacteremia, including right-sided endocarditis.

We believe that the properties of our lysins will make them suitable for targeting antibiotic-resistant organisms, such as Staph aureus and Pseudomonas aeruginosa (P.aeruginosa), which cause serious infections such as bacteremia, pneumonia and osteomyelitis. Beyond lysins, we continue to seek and identify other novel antibacterial product candidates. We recently discovered a new class of novel direct lytic agents, called amurin peptides. Our preliminary characterization studies indicate that amurin peptides have potency across a wide range of multi-drug resistant (MDR) and extensively drug resistant (XDR) gram-negative pathogens, including gram-negative species that are part of the ESKAPE pathogens (Klebsiella pneumoniae, Acinetobacter baumannii, Pseudomonas aeruginosa, and Enterobacter species), which are leading causes of hospital acquired infections throughout the world. These pathogens are considered to be urgent or serious threats to global health by the U.S. Center for Disease Control (CDC) and critical priorities by the World Health Organization (WHO). We believe that the amurin peptides will be highly complementary to our pathogen-specific lysin platform in addressing these infections. We aim to improve outcomes in patient with these life-threatening bacterial infections through use of our differentiated biologic candidates developed from our DLA discovery platform.

We have not generated any revenues and, to date, have funded our operations primarily through our IPO, our follow-on public offerings, private placements of convertible preferred stock and convertible debt to our investors, and grant funding received.

We have a history of losses and our net losses were $37.7 million, $15.5 million and $28.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our operating losses for the three and nine months ended September 30, 2019 were $7.6 million and $21.4 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we will need additional financing to support our continuing operations. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

•

external research and development expenses incurred under arrangements with third parties such as contract research organizations (CROs), contract manufacturers, consultants and academic institutions; and

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

Exebacase

Exebacase is a novel lysin that targets Staph aureus, including MRSA strains, which causes serious infections such as bacteremia, pneumonia and osteomyelitis. Staph aureus is also a frequent cause of biofilm-associated infections of heart valves (endocarditis), prosthetic joints, indwelling devices and catheters. These infections result in significant morbidity and mortality despite currently available antibiotic therapies. We have completed a Phase 2 superiority design clinical study with exebacase which evaluated its safety, tolerability, efficacy and PK when used in addition to SOC antibiotics for the treatment of Staph aureus bacteremia, including endocarditis in adult patients.

We have announced positive topline results from this first-in-patient Phase 2 superiority study of exebacase which showed clinically meaningful improvement in clinical responder rates among patients treated with exebacase in addition to SOC antibiotics compared to SOC antibiotics alone. In the primary efficacy analysis population of 116 patients with documented Staph aureus bloodstream infection, who received a single intravenous (IV) infusion of blinded study drug, the clinical responder rate was 70.4% for patients treated with exebacase and 60.0% for patients dosed with SOC antibiotics alone. In a pre-specified analysis of MRSA-infected patients, the clinical responder rate in patients treated with exebacase was 42.8% higher than the clinical responder rate in patients treated with SOC antibiotics alone (74.1% for patients treated with exebacase compared to 31.3% for patients treated with SOC antibiotics alone (p=0.010)). The clinical responder rate of patients with bacteremia including right-sided endocarditis was 80.0% for patients treated with exebacase compared to 59.5% for patients treated with SOC antibiotics alone, an increase of 20.5% (p=0.028). In the subgroup of patients with a final diagnosis of bacteremia, the clinical responder rate was 81.8% for patients treated with exebacase compared to 61.5% for patients treated with SOC antibiotics alone, an increase of 20.3% (p=0.035). Exebacase was well-tolerated and treatment emergent adverse events, including treatment-emergent SAEs were balanced between the treatment groups. There were no SAEs that we determined to be related to exebacase, there were no reports of hypersensitivity related to exebacase and no patients discontinued treatment with study drug in either treatment group. The study also generated positive health economic data whereby exebacase reduced length of stay and 30-day readmission rates for US patients with MRSA bacteremia including endocarditis compared to patients treated with SOC antibiotics alone. Among US MRSA patients discharged alive from the hospital, the median length of stay was reduced by 4 days. The 30-day all cause readmission rate was reduced to 16.0% from 30.8%. We believe these data establish proof of concept for exebacase, and for direct lytic agents as potential therapeutics.

We recently completed an End-of-Phase 2 meeting with the U.S. Food and Drug Administration (FDA) regarding the advancement of our lead lysin candidate, exebacase. At this meeting we obtained concurrence with the FDA on key design features of the Phase 3 protocol and that positive results from this single Phase 3 study could support a Biologics License Application (BLA) for approval of exebacase. Based on this feedback, we plan to initiate a single Phase 3 clinical trial of exebacase for the treatment of patients with Staph aureus bacteremia, including right-sided endocarditis. The Phase 3 DISRUPT trial will be a randomized, double-blind, placebo-controlled clinical study conducted in the U.S. to assess the efficacy and safety of exebacase in approximately 350 patients with Staph aureus bacteremia, including right-sided endocarditis. Patients entering the Phase 3 study will be randomized 2:1 to either exebacase or placebo, with all patients receiving standard-of-care antibiotics. The primary efficacy endpoint will be clinical responder rates at Day 14 in patients with MRSA bacteremia, including right-sided endocarditis. Key secondary endpoints will include clinical responder rates at Day 14 in the All Staph aureus bacteremia patient group (MRSA and methicillin-sensitive Staph aureus (MSSA)), 30-day all-cause mortality in MRSA patients, and clinical responder rates at Day 60. We anticipate initiating the Phase 3 study by the end of 2019, and plan to conduct an interim futility analysis following the enrollment of approximately 60% of the study population.

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

Our lysin research efforts are focused on a broad-based gram-negative discovery program which aims to identify, optimize and develop lysins that target deadly gram-negative pathogens. We have discovered and engineered lysins with potent activity against drug-resistant P. aeruginosa bacteria in in vitro studies, a major cause of morbidity and mortality, often related to hospital acquired pneumonia and a major medical challenge, particularly for patients with cystic fibrosis. We are initiating animal studies of our most promising anti-pseudomonal lysins with the goal of moving this program to the clinic as soon as possible. We were awarded $1.0 million in funding from CARB-X (Combating Antibiotic-Resistant Bacteria Biopharmaceutical Accelerator) in 2017 to support this program and in January 2019 we were awarded an additional $2.3 million in the amount of funding to be received through the first quarter of 2020.

Beyond our lysin programs, we continue our proprietary research to expand our pipeline of direct lytic agents to address unmet medical needs with novel antimicrobial agents. We have discovered a new class of direct lytic agents, known as amurin peptides, which display potent bactericidal activity against a wide range of gram-negative pathogens in preclinical studies, including deadly, multi-drug resistant and extensively drug resistant P. aeruginosa, Klebsiella pneumoniae, Escherichia coli, Acinetobacter baumannii and Enterobacter cloacae bacteria species. We are currently evaluating the in vitro and in vivo profiles of these amurin peptides. In March 2019, we were awarded up to $6.9 million of funding over a four-year period from CARB-X to support the amurin peptide program.

In May 2019, we entered into an option agreement with Trellis Bioscience LLC (Trellis), pursuant to which we have granted Trellis an option for a period of 18 months to re-acquire, and/or as the case may be, license all rights to the CF-404 program, contingent on Trellis receiving adequate financing or commitments to adequately finance the CF-404 program to IND status. During the option period, we will continue to pay for storage costs of the related product candidates and we will also be responsible for all costs of maintaining and protecting the patent portfolio as per the existing license agreement between Trellis and the Company. Trellis may request reasonable support from our employees during the option period with respect to the preparation of IND reports, preparation of grant applications and consultation advice regarding the IND planning process, in each case at a rate of $400 per hour. If the financing event is not achieved during the option period, then the option terminates and the option agreement will have no further force or effect. If the financing event is achieved during the option period, then the option agreement provides that we and Trellis may enter into a definitive license agreement. In consideration for the option, Trellis will receive a license from us to all CF-404 related intellectual property owned by the Company. In connection with the option agreement, we will no longer be pursuing an IND submission for CF-404.

To date, a large portion of our research and development work has related to the establishment of our lysin platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and clinical testing of exebacase. We currently expect to focus the majority of our resources on the exebacase program. In the future, we intend to further leverage our employee and infrastructure resources across multiple development programs. For the three months ended September 30, 2019 and 2018, we recorded approximately $5.3 million and $5.7 million, respectively, of research and development expenses and for the nine months ended September 30, 2019 and 2018, we recorded approximately $14.2 million and $15.7 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories, to exebacase, as shown below.

The following table summarizes our research and development expenses by category for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product development	$3,177,431	$3,469,488	$8,045,758	$10,079,952
External research and licensing costs	628,989	417,185	1,441,025	461,215
Professional fees	542,902	618,743	1,933,059	2,108,188
Personnel related	511,803	681,677	1,562,631	1,615,128
Laboratory costs	264,424	349,786	818,584	926,132
Share-based compensation	124,778	173,576	360,486	507,514

Total research and development expense	$5,250,327	$5,710,455	$14,161,543	$15,698,129

The following table summarizes our research and development expenses by program for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Exebacase	$3,465,484	$3,944,405	$9,120,241	$11,391,364
Other research and development	1,143,462	910,797	3,118,185	1,691,063
Personnel related and share-based compensation	636,581	855,253	1,923,117	2,615,702

Total research and development expense	$5,250,327	$5,710,455	$14,161,543	$15,698,129

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

During the three and nine-month periods ended September 30, 2019, there have been no material changes to our critical accounting policies from the information provided in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed by us with the SEC on March 14, 2019, other than the adoption of Topic 842 as discussed below.

Leases

We determine if an arrangement includes a lease at inception. Operating leases were included in operating lease right-of-use assets, current portion of lease liabilities, and long-term lease liabilities in our Consolidated Balance Sheet as of January 1, 2019. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date. Our leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that we will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. We have elected not to apply the recognition requirements of Topic 842 for short-term leases.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Dollar Change	2019	2018	Dollar Change
Operating expenses:
Research and development	$5,250,327	$5,710,455	$(460,128)	$14,161,543	$15,698,129	$(1,536,586)
General and administrative	$2,376,248	$2,088,835	$287,413	$7,234,244	$6,581,784	$652,460
Other (income) expense, net.	$(2,267,457)	$(3,421,543)	$(1,155,344)	$(18,956,778)	$21,340,207	$(40,295,727)

Comparison of Three Months Ended September 30, 2019 and 2018

Research and Development Expenses

Research and development expense was $5.2 million for the three months ended September 30, 2019 compared with $5.7 million for the three months ended September 30, 2018, a decrease of $0.5 million. This decrease was primarily attributable to a $1.7 million decrease in spending related to our Phase 2 clinical study of exebacase, as all related contract research services were completed in the current year period compared to the higher cost of active patient enrollment in the prior year period. This decrease was partially offset by a $1.3 million increase in manufacturing costs to support the advancement of exebacase into Phase 3 clinical development compared to the prior year period.

General and Administrative Expenses

General and administrative expense was $2.4 million for the three months ended September 30, 2019, compared with $2.1 million for the three months ended September 30, 2018, an increase of $0.3 million. This increase was due primarily to an increase of $0.2 million in costs incurred for legal and professional fees and an increase of $0.1 million in share-based compensation expense.

Other income (expense), net

Other income was $2.3 million for the three months ended September 30, 2019, compared with $3.4 million for the three months ended September 30, 2018, a decrease of $1.1 million. The decrease in other income relates primarily to the non-cash gain of $2.2 million in the current year period compared to $3.2 million in the prior year period, resulting from the change in fair value of our warrant liabilities at each reporting period.

Comparison of Nine Months Ended September 30, 2019 and 2018

Research and Development Expenses

Research and development expense was $14.2 million for the nine months ended September 30, 2019 compared with $15.7 million for the nine months ended September 30, 2018, a decrease of $1.5 million. This decrease was primarily attributable to a $3.8 million decrease in clinical spending driven by the completion of our Phase 2 clinical study of exebacase in the current year period compared to the higher cost of active patient enrollment in the prior year period. This decrease was partially offset by a $1.8 million increase in manufacturing costs to support the advancement of exebacase into Phase 3 clinical development compared to the prior year period and a $0.5 million increase in licensing costs as we recognized the milestone payment to Rockefeller for completion of the Phase 2 study. The increase in expenditures on our other programs compared to the prior year period were offset by the amounts funded by the grants awarded to us by CARB-X and USAMRDC in 2019.

General and Administrative Expenses

General and administrative expense was $7.2 million for the nine months ended September 30, 2019, compared with $6.6 million for the nine months ended September 30, 2018, an increase of $0.6 million. This increase was due primarily to an increase of $0.6 million in costs incurred for intellectual property and general corporate legal fees.

Other income (expense), net

Other income was $19.0 million for the nine months ended September 30, 2019, compared with other expense of $21.3 million for the nine months ended September 30, 2018, an increase in other income of $40.3 million. The increase in other income relates primarily to the non-cash gain of $18.6 million in the current year period compared to a non-cash expense of $21.8 in the prior year period, resulting from the change in fair value of our warrant liabilities at each reporting period.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through proceeds from sales of common stock, common stock and warrants, convertible preferred stock and convertible debt and grant funding. To date, we have not generated any revenue from the sale of products. We have incurred operating losses and generated negative cash flows from operations since inception.

Since the date of our initial public offering, we have funded our operations primarily through the sale of registered securities for gross proceeds of $127.8 million, $9.6 million from the exercise of the Class B Warrants issued in our IPO and $20.0 million from the sale of securities in a private placement.

As of September 30, 2019, we had approximately $10.5 million in cash and cash equivalents which will not be sufficient to meet our obligations within the next twelve months from the date of issuance of our unaudited consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Combined with our accumulated deficit and our forecasted cash expenditures, these factors raise substantial doubt about our ability to continue as a going concern. We have relied on our ability to fund our operations primarily through public and private debt and equity financings, but there can be no assurances that such financing will continue to be available to us on satisfactory terms, or at all. As such, under the requirements of ASC 205-40, we may not consider the potential for future capital raises in our assessment of our ability to meet our obligations for the next twelve months. If we are unable to obtain funding, we would be forced to delay, reduce or eliminate our research and development programs, which could adversely affect our business prospects, or we may be unable to continue operations. In accordance with the requirements of ASC 205-40, we have concluded that substantial doubt exists about our ability to continue as a going concern for twelve months from the date of issuance of our unaudited consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(19,789,854)	$(19,202,063)
Investing activities	$21,971,126	$12,729,473
Financing activities	$—	$10,432,896

Net Cash Used in Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities for the nine months ended September 30, 2019 increased by $0.6 million compared to the same period in 2018, due to payment of amounts owed to our contract research organizations in the first nine months of 2019 in completing the Phase 2 clinical study of exebacase.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2019 and 2018 was used to fund our operations and resulted from the proceeds received from the maturities of marketable securities less the funds used for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 resulted from $11.5 million of proceeds from a registered offering of our common stock, less the $1.1 million of offering costs.

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

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2019, we had cash and cash equivalents of $10.5 million. Because of the short-term nature of cash equivalents, we do not believe that an increase in market rates would have any significant impact on the fair value of our cash equivalents. If a 10% change in interest rates were to have immediately occurred on September 30, 2019, this change would not have had a material effect on the fair value of our cash and cash equivalents balances as of that date.

While we believe our cash and cash equivalents do not contain excessive credit or liquidity risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no such changes during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our loss from operations was $21.4 million for the nine months ended September 30, 2019 and we had an accumulated deficit of $201.8 million as of September 30, 2019. Our net losses were $37.7 million, $15.5 million and $28.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

To date, we have not completed the development of any products and have not generated any revenues from product sales. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability to successfully commercialize products, including any of our current product candidates, or other product candidates that we may in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for these product candidates, we may never generate revenues that are significant enough to achieve profitability. Our ability to generate revenue from product sales from our current or future product candidates also depends on a number of additional factors, including our ability to:

•	successfully complete development activities, including the necessary clinical trials;

•	complete and submit biologics license applications (BLAs) to the FDA, and obtain regulatory approval for indications for which there is a commercial market;

•	complete and submit applications to, and obtain approval from, foreign regulatory authorities;

•	set a commercially viable price for our products;

•	develop a commercial organization capable of sales, marketing and distribution for any products we intend to sell ourselves in the markets which we choose to commercialize on our own;

•	find suitable distribution partners to help us market, sell and distribute our products in other markets; and

•	obtain coverage and adequate reimbursement from third parties, including government and private payors.

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

The process required to obtain approval for commercialization from the FDA and similar foreign authorities is unpredictable, and typically takes many years even after the commencement of clinical trials, depending on numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to obtain regulatory approval may change during the course of a product’s clinical development. We may fail to obtain regulatory approval for exebacase or any other product candidate for many reasons, including the following:

•	we may not be able to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that exebacase or any other product candidate is safe and effective for any indication;

•	the results of clinical trials may not meet the level of clinical or statistical significance required for approval by the FDA or comparable foreign regulatory authorities;

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may not be able to demonstrate that exebacase or any other product candidate’s clinical and other benefits outweigh its safety risks;

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the FDA or comparable foreign regulatory authorities may identify deficiencies in data generated at our clinical trial sites;

•	the FDA or comparable foreign regulatory authorities may identify deficiencies in the clinical practices of the third-party contract research organizations (CROs) we use for clinical trials; and

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

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	regulators or institutional review boards (IRBs) may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	we may voluntarily suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

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

We have relied and will continue to rely on CROs for the execution of our preclinical studies and to recruit patients and monitor and manage data for our clinical programs for exebacase or any other product candidate. We control only certain aspects of our CROs’ activities, but we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards. Our reliance on the CROs does not relieve us of these regulatory responsibilities. We and our CROs are required to comply with the FDA’s regulations and current good clinical practices (GCPs), which is an international guideline meant to protect the rights and health of clinical trial subjects. The FDA enforces its regulations and GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our product candidates. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs. In addition, to evaluate the safety and effectiveness of exebacase or any other product candidate to a statistically significant degree, our clinical trials will require an adequately large number of test subjects. Any clinical trial that a CRO conducts abroad on our behalf is subject to similar regulation. Accordingly, if our CROs fail to comply with these regulations or recruit a sufficient number of patients, we may have to repeat clinical trials, which would delay the regulatory approval process.

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

We employ the services of Fujifilm Diosynth Biotechnologies UK LTD (Fujifilm UK) to supply the active pharmaceutical ingredient for exebacase. We have not yet manufactured supplies for late phase human clinical trials, scaled up the process for manufacture of such supplies, validated the processes, or contractually secured our commercial supplies.

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

In addition, regulatory requirements could pose barriers to the manufacture of our active pharmaceutical ingredient and finished drug product for our product candidates. Our third-party manufacturers are required to comply with current good manufacturing practices (cGMPs). As a result, the manufacturing facilities and processes used by Fujifilm UK and any of our future manufacturers must pass inspection by the FDA as part of our BLA review and before approval of the applicable product candidate. Similar regulations apply to manufacturers of our products for use or sale in foreign countries. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, we will not be able to secure the applicable approval for our product candidates. If these facilities are not deemed compliant with cGMPs for the commercial manufacture of our product candidates, we may need to find alternative manufacturing facilities, which would result in significant delays of up to several years in obtaining approval. In addition, our manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements.

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

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures and pricing information; and

•

similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain personal data, including the General Data Protection Regulation (GDPR), which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the E.U. and E.E.A. (including with regard to health data).

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

Following a national referendum in which a majority of voters in the United Kingdom elected to withdraw from the European Union, the government of the United Kingdom formally initiated the process for withdrawal in March 2017 (Brexit). The terms of any withdrawal are subject to a complex and ongoing negotiation between the United Kingdom and the European Union whose result and timing remain unclear and which has created significant political and economic uncertainty about the future trading relationship between the United Kingdom and the European Union in the event of a withdrawal, particularly in light of the possibility that an immediate, so-called “no deal” withdrawal could occur without a negotiated agreement

These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital. Moreover, depending on the terms of Brexit, the United Kingdom could lose its present rights or terms of access to the single EU market and EU customs areas and to the global trade deals negotiated by the European Union on behalf of its members. The uncertainty regarding new or modified arrangements, or initially the absence of such arrangements, between the United Kingdom and other countries following Brexit may have a material adverse effect on the movement of goods between the United Kingdom and members of the European Union and the United States, including the interruption of or delays in imports into the United Kingdom of goods originating within the European Union and exports from the United Kingdom of goods originating there. For example, shipments into the United Kingdom of drug substance manufactured for the Company in the European Union may be interrupted or delayed and thereby prevent or delay the manufacture in the United Kingdom of drug product. Similarly, shipments out of the United Kingdom of drug product to the United States or the European Union may be interrupted or delayed and thereby prevent or delay the delivery of drug product to clinical sites. Such a situation could hinder our ability to conduct current and planned clinical trials and have an adverse effect on our business.

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

We are required to meet the continued listing requirements of the Nasdaq Capital Market and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements. In particular, we are required to maintain a minimum bid price for our listed common stock of $1.00 per share. If we do not meet these continued listing requirements, our common stock could be delisted. On February 20, 2019, we received a letter from The Nasdaq Stock Market LLC (Nasdaq) indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until August 19, 2019, to regain compliance. The letter stated that the Nasdaq staff would provide written notification that we have achieved compliance with the Bid Price Rule if at any time before August 19, 2019, the bid price of our common stock closed at $1.00 per share or more for a minimum of ten consecutive business days. The letter had no immediate effect on the listing or trading of our common stock. We were unable to gain compliance with the Bid Price Rule by August 19, 2019 and requested an additional 180 calendar day period to do so. On August 20, 2019, Nasdaq notified us that we were eligible for such an additional 180 day grace period, or until February 17, 2020, to regain compliance. Nasdaq’s determination was based on our having met the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the Bid Price Rule, and on our having provided written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we do not regain compliance with the Bid Price Rule by February 17, 2020, Nasdaq will provide written notification that our securities will be delisted. At that time, we may appeal Nasdaq’s determination to a Hearings Panel (“Panel”). If we appeal, the Panel will request a plan to regain compliance. Panels have generally viewed a reverse stock split as the only definitive plan to resolve a bid price deficiency. There can be no assurance that such an appeal would be successful.

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

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of November 7, 2019, we have approximately 79.4 million shares of common stock outstanding, of which approximately 77.1 million shares of our outstanding common stock are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 30.3 million shares of our common stock outstanding as of November 7, 2019. Approximately 30.0 million shares of common stock underlying the Warrants will be freely tradable upon exercise unless held by our affiliates.

We have registered 13,055,129 shares of our common stock as of November 7, 2019 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The 2014 Plan provides that the number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

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

We are an “emerging growth company,” as defined in the JOBS Act, and will remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the closing of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We are also subject to E.U. rules with respect to cross-border transfers of personal data out of the E.U. and E.E.A. These rules are under scrutiny from time to time. For example, there is ongoing litigation challenging the EU Commission approved model clauses (also called standard contractual clauses), which is a commonly used transfer mechanism under the GDPR. It is uncertain whether the model clauses will be invalidated by the European courts. In addition, Brexit will mean that at some point that the United Kingdom (U.K.) will become a “third party” for the purposes of data transfers under the GDPR.

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

ContraFect Corporation

Date: November 12, 2019	By:	/s/ Roger J. Pomerantz, M.D., F.A.C.P.
Roger J. Pomerantz, M.D., F.A.C.P.
President and Chief Executive Officer

Date: November 12, 2019	By:	/s/ Michael Messinger
Michael Messinger
Chief Financial Officer (Principal Financial Officer)