Form 10-K
period 2019-12-31
CONTRAFECT Corp
filed 2020-03-18
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36577

ContraFect Corporation

(Exact name of registrant as specified in its charter)

Delaware	39-2072586
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

28 Wells Avenue, 3rd Floor Yonkers, NY	10701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(914) 207-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, Par Value $0.0001 per share	CFRX	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $40.0 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market on June 28, 2019 of $0.51 per share.

As of March 9, 2020, there were 15,332,042 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We are a clinical-stage biotechnology company focused on the discovery and development of direct lytic agents (“DLAs”), including lysins and amurin peptides, as new medical modalities for the treatment of life-threatening, antibiotic-resistant infections. Antibiotic-resistant infections account for 2,000,000 illnesses in the United States and 700,000 deaths worldwide each year. We intend to address antibiotic-resistant infections using product candidates from our lysin and amurin peptide platforms. We believe DLAs are fundamentally different than antibiotics and offer a potential paradigm shift in the treatment of antibiotic-resistant infections.

Lysins are recombinantly-produced enzymes, that when applied to bacteria cleave a key component of the target bacteria’s peptidoglycan cell wall, resulting in rapid bacterial cell death. In addition to the speed of action and potent cidality, we believe lysins are differentiated by their other hallmark features, which include the demonstrated ability to eradicate biofilms and synergistically boost the efficacy of conventional antibiotics in animal models. Lysins also tend to have a “targeted spectrum,” meaning they kill only specific species of bacteria or closely related bacteria. Amurin peptides are a new class of DLAs, discovered in our laboratories, which disrupt the outer membrane of gram-negative bacteria, resulting in rapid bacterial cell death, offering a distinct mechanism of action from lysins. Amurins are further differentiated from lysins by potent “broad spectrum” in vitro activity against a wide range of gram-negative pathogens in, including deadly, drug-resistant Pseudomonas aeruginosa (“P. aeruginosa”), Klebsiella pneumoniae, Escherichia coli, Acinetobacter baumannii and Enterobacter cloacae bacteria species as well as difficult to treat pathogens such as Stenotrophomonas, Achromobacter and Burkholderia species. The highly differentiated properties of DLAs have shown these agents to be complementary to and synergistic with conventional antibiotics enabling their potential use in addition to antibiotics with the goal of improving clinical outcomes compared to antibiotics alone. The development of DLAs involves a novel clinical and regulatory strategy, using superiority design clinical trials with the goal of delivering significantly improved clinical outcomes for patients with serious, antibiotic-resistant bacterial infections, including biofilm-associated infections. We believe this approach affords potential clinical benefits to patients as well as the potential ability to mitigate against further development of antibiotic resistance.

Our most advanced clinical candidate, exebacase, is an investigational novel lysin that targets Staphylococcus aureus (“Staph aureus”), including methicillin-resistant (“MRSA”) strains, which causes serious infections such as bacteremia, pneumonia and osteomyelitis. Staph aureus is also a common cause of biofilm-associated infections of heart valves (endocarditis), prosthetic joints, indwelling devices and catheters. These infections result in significant morbidity and mortality despite currently available antibiotic therapies. Exebacase completed a Phase 2 superiority study that evaluated its safety, tolerability, efficacy and pharmacokinetics (“PK”) when used in addition to background standard of care (“SOC”) antibiotics compared to SOC antibiotics alone for the treatment of Staph aureus bacteremia, including endocarditis in adult patients. In January 2019, we announced topline results from this study which showed clinically meaningful improvement in clinical responder rates among patients treated with exebacase in addition to SOC antibiotics compared to SOC antibiotics alone.

In the Phase 2 study, the primary efficacy analysis population of 116 patients with documented Staph aureus bacteremia, including endocarditis, who received a single intravenous (“IV”) infusion of blinded study drug, the clinical responder rate at Day 14 was 70.4% for patients treated with exebacase and 60.0% for patients dosed with SOC antibiotics alone (p=0.314). The clinical responder rate at Day 14 in the subset of patients with bacteremia including right-sided endocarditis was 80.0% for patients treated with exebacase compared to 59.5% for patients treated with SOC antibiotics alone, an increase of 20.5% (p=0.028). In the subset of patients with bacteremia alone, the clinical responder rate at Day 14 was 81.8% for patients treated with exebacase compared to 61.5% for patients treated with SOC antibiotics alone, an increase of 20.3% (p=0.035). In a pre-specified analysis of MRSA-infected patients, the clinical responder rate at Day 14 in patients treated with exebacase was nearly 43-percentage points higher than in patients treated with SOC antibiotics alone (74.1% for patients treated with exebacase compared to 31.3% for patients treated with SOC antibiotics alone (p=0.010)). In addition to the higher rate of clinical response, MRSA-infected patients treated with exebacase showed a 21-percentage point reduction in 30-day all-cause mortality (p=0.056), a four day lower mean length of hospital stay and meaningful reductions in hospital readmission rates. Exebacase was well-tolerated and treatment emergent adverse events, including serious treatment-emergent serious adverse events (“SAEs”) were balanced between the treatment groups. There were no SAEs that we determined to be related to exebacase, there were no reports of hypersensitivity related to exebacase and no patients discontinued treatment with study drug in either treatment group. We believe these data have established proof of concept for exebacase and for DLAs as therapeutic agents. In particular, the data for MRSA-infected patients treated with exebacase, which, in this study, demonstrated superior outcomes in clinical response at Day 14 and in 30-day all-cause mortality as well as health economics benefits, provided the basis for our proposed Phase 3 study design and our application for Breakthrough Therapy designation to the U.S. Food and Drug Administration (“FDA”).

In September 2019, we held an End-of-Phase 2 meeting with the FDA regarding the results from the Phase 2 study and the potential for advancing exebacase into Phase 3 clinical development based on the data discussed above. Our proposed Phase 3 study design excluded patients outside the U.S. or with left-sided endocarditis due to the differences in standard-of-care for these patients. We obtained concurrence with the FDA on our proposed Phase 3 protocol, including the key design features of the study population, the endpoints and the size of the safety database that would be needed to support a Biologics License Application (“BLA”) for approval of exebacase, under the FDA’s “streamlined development” paradigm for agents to treat bacterial infections associated with high unmet medical need. Based on the outcome of the meeting, we proceeded to initiate the single Phase 3 DISRUPT (Direct Lysis of Staph aureus Resistant Pathogen Trial) study of exebacase in December 2019. The DISRUPT study is a randomized, double-blind, placebo-controlled Phase 3 clinical trial conducted in the U.S. alone to assess the efficacy and safety of exebacase in approximately 350 patients with complicated Staph aureus bacteremia, including right-sided endocarditis. Patients entering the study will be randomized 2:1 to either exebacase or placebo, with all patients receiving SOC antibiotics. The primary efficacy endpoint of the study is clinical response at Day 14 in patients with MRSA bacteremia, including right-sided endocarditis. Secondary endpoints will include clinical response at Day 14 in the All Staph aureus patient group (MRSA and methicillin-sensitive Staph aureus (“MSSA”)), 30-day all-cause mortality in MRSA patients, and clinical response at later timepoints. We will also evaluate the impact of treatment with exebacase on health resource utilization, including hospital length of stay, ICU length of stay and 30-day readmission rates. We plan to conduct an interim futility analysis following the enrollment of approximately 60% of the study population.

The FDA recently granted Breakthrough Therapy designation to exebacase for the treatment of MRSA bloodstream infections (bacteremia), including right-sided endocarditis, when used in addition to SOC anti-staphylococcal antibiotics in adult patients, based on the final data from the Phase 2 superiority trial of exebacase. Breakthrough Therapy designation is a program designed by the FDA to expedite the development and review of medicines for serious or life-threatening diseases where preliminary clinical evidence suggests that the investigational therapy may demonstrate substantial improvement on at least one clinically significant endpoint over available therapies. The Breakthrough Therapy designation provides additional benefits, such as intensified interactions with the FDA and the potential for priority review, over the Fast Track designation granted to exebacase in August 2015.

We performed a post-hoc Phase 3 simulation analysis using the Phase 2 data to evaluate the clinical outcomes for the Phase 2 patient population that would meet the Phase 3 inclusion criteria. In this simulated Phase 3 analysis population of 84 U.S. patients with documented Staph aureus bacteremia, including right-sided endocarditis, who received a single IV infusion of blinded study drug, the clinical responder rate at Day 14 was 83.7% for patients treated with exebacase and 54.3% for patients dosed with SOC antibiotics alone, an improvement in the responder rate of over 29-percentage points. The clinical responder rate at Day 14 in the subset of patients with MRSA bacteremia including right-sided endocarditis was 82.6% for patients treated with exebacase compared to 33.3% for patients treated with SOC antibiotics alone, an improvement in the responder rate of over 49-percentage points. In the subset of patients with MSSA bacteremia including right-sided, the clinical responder rate at Day 14 was 84.6% for patients treated with exebacase compared to 66.7% for patients treated with SOC antibiotics alone, an increase of nearly 18-percentage points.

Our Portfolio

We intend to develop and commercialize novel therapeutic agents to treat life-threatening infections, including those caused by antibiotic-resistant pathogens. The increasing prevalence of antibiotic resistance among bacterial pathogens has been widely recognized as an urgent public health threat by the U.S. Center for Disease Control (“CDC”), the World Health Organization (“WHO”) and the Infectious Disease Society of America (“IDSA”). According to the IDSA, as of 2010 the estimated cost to the U.S. healthcare system of antibiotic-resistant infections was approximately $21 billion to $34 billion annually, a substantial portion of which is due to increased length of hospital stays necessary to treat these patients. Antibiotic resistance has limited the effectiveness of many conventional antibiotics and the discovery and development of new therapeutics to address resistance has not kept pace with the increasing incidence of these difficult-to-treat microbial infections. As Dr. Tedros Adhanom Ghebreyesus, Director-General of WHO, has accordingly stated “never has the threat of antimicrobial resistance been more immediate and the need for solutions more urgent. Numerous initiatives are underway to reduce resistance, but we also need countries and the pharmaceutical industry to step up and contribute with sustainable funding and innovative new medicines.”

We take this mandate very seriously and have focused our research and discovery efforts on those pathogens that are considered to be urgent or serious threats to global health by the CDC or considered critical priority by the WHO. In particular, species of bacteria that are part of the ESKAPE pathogens (Enterococcus faecium, Staphylococcus aureus, Klebsiella pneumoniae, Acinetobacter baumannii, Pseudomonas aeruginosa, and Enterobacter species) are urgent or serious threats, and are also the leading causes of hospital acquired infections throughout the world. We believe that DLAs will be highly complementary to conventional antibiotics in addressing these infections. We aim to improve outcomes in patient with these life-threatening bacterial infections through use of our DLA candidates developed from our novel lysin and amurin platforms.

We continue to advance novel lytic agents across our portfolio. We initiated the single Phase 3 DISRUPT study of exebacase in December 2019. We also expanded the investigator-initiated early access program for compassionate use of exebacase for individual named patients with chronic post-operative prosthetic joint infections (“PJIs”) under Temporary Authorizations for Use from the French National Agency for Medicines and Health Products Safety in collaboration with Dr. Tristan Ferry at the Hôpital de la Croix Rousse in Lyon, France. We have developed a novel, engineered variant of exebacase, known as CF-296, which we believe provides an additional opportunity to advance a potential targeted therapy for deep-seated, invasive biofilm-associated Staph aureus infections. We are conducting further in vitro and in vivo characterization of CF-296 to evaluate the full profile of this compound. We have been awarded up to $7.2 million of funding from the Military Infectious Diseases Research Program, United States Army Medical Research and Development Command (“USAMRDC”) over the course of three years to advance CF-296 through Investigational New Drug application (“IND”)-enabling studies.

We have discovered and engineered a new lysin product candidate, CF-370, which in preclinical studies has demonstrated potent activity against antibiotic-resistant P. aeruginosa bacteria, a major cause of morbidity and mortality in patients with hospital acquired pneumonia and a major medical challenge for patients with cystic fibrosis. We have initiated IND-enabling activities and we expect CF-370 to be our next molecule in clinical studies. We have been awarded up to $3.3 million in funding from CARB-X (Combating Antibiotic-Resistant Bacteria Biopharmaceutical Accelerator) in support of the advancement of anti-pseudomonal lysins. Beyond our lysin programs, we continue our research to advance potential product candidates from our amurin peptide platform. We will be initiating animal studies of our most promising amurins with the goal of moving this program into clinical studies as soon as possible. We have been awarded up to $6.9 million of funding from CARB-X to support the amurin peptide program. In summary, we now have three modalities within the DLA therapeutic umbrella, including (i) native lysins for gram-positive pathogens (ii) engineered lysins for gram-negative pathogens and (iii) amurins for a wide spectrum of gram-negative pathogens.

Our current portfolio of programs is reflected below:

Our Strategy

Our strategy is to use our novel, highly differentiated therapeutic DLAs, if approved, to achieve a leading market position in the treatment of life-threatening infectious diseases, including those caused by antibiotic-resistant pathogens. We plan to pursue commercialization of therapeutic products through discovery, acquisition and development as follows:

•

Advance our lead product candidate, exebacase, through Phase 3 clinical development and demonstrate superiority of our therapeutic candidate used in addition to SOC antibiotics over SOC antibiotics alone for the treatment of Staph aureus bacteremia, including right-sided endocarditis. If our Phase 3 clinical program confirms the results of the Phase 2 study, demonstrating the superiority of exebacase, used in addition to SOC antibiotics as compared to antibiotics alone, we would seek marketing authorization with a superiority claim which, if exebacase is approved, we believe would be highly differentiated from conventional antibiotics and would lead to rapid uptake by providers, favorable reimbursements from payors and potential reductions in health care utilization and the overall cost of treatment per patient;

•

Advance additional product candidates from our portfolio, including lysins targeting gram-negative bacteria, to clinical development as rapidly as possible, and further advance our next-generation gram-positive lysins and amurin antimicrobial peptides;

•

Pursue additional grant opportunities from both CARB-X and the Biomedical Advanced Research and Development Authority (“BARDA”). In light of recent events with regards to the COVID-19 pandemic, we have also discussed with BARDA the potential for compassionate use of exebacase for secondary bacterial infections.

•	Acquire additional technologies that enable the efficient discovery of anti-infective agents;

•	Acquire clinical stage therapies that treat infectious diseases through unique mechanisms of action; and

•	Establish collaborations to further develop and commercialize our product candidates.

Our Lead Program: Exebacase (CF-301)

Medical Opportunity

Staph aureus bacteremia is a serious bacterial infection associated with high morbidity and mortality. In the U.S. alone, there are approximately 200,000 hospitalizations for Staph aureus bacteremia annually. Mortality rates from this bloodstream infection have been reported as ranging from 20-40% despite conventional antibiotics. The last new agent for Staph aureus bacteremia and right-sided endocarditis, daptomycin, was approved over 13 years ago based on non-inferiority to vancomycin (approved in 1958) with clinical cure rates of less than 50% in the Phase 3 study that led to its approval.

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

Exebacase Development

Exebacase is the first lysin to enter U.S. clinical trials and represents a first-in-class anti-bacterial therapeutic candidate. Exebacase has been granted both Breakthrough Therapy and Fast Track designations by the FDA for the treatment of MRSA bloodstream infections (bacteremia), including right-sided endocarditis, when used in addition to SOC anti-staphylococcal antibiotics in adult patients. If we are able to obtain regulatory approval of exebacase for this initial indication, we believe exebacase, and/or engineered variants, may be further developed for the treatment of other serious diseases caused by Staph aureus including biofilm-related infections in prosthetic joints and indwelling devices, as well as pneumonia and osteomyelitis.

Clinical Studies

Phase 3 Clinical Study

We are conducting a multi-center Phase 3 clinical study of exebacase for the treatment of Staph aureus bacteremia, including right-sided endocarditis, caused by MRSA or MSSA. This randomized, double-blind, placebo-controlled study compares the efficacy, safety and tolerability of exebacase used in addition to SOC antibiotics to SOC antibiotics alone. The study is targeting enrollment of approximately 350 patients randomized 2:1 to receive either a single dose of exebacase administered as a 2-hour IV infusion in addition to SOC antibiotics or placebo plus SOC antibiotics. The primary efficacy endpoint is clinical response at Day 14 in patients with MRSA bacteremia, including right-sided endocarditis. Secondary endpoints include clinical response at Day 14 in the All Staph aureus patient group (MRSA and MSSA), 30-day all-cause mortality in MRSA patients, and clinical response at Day 30 and Day 60 in both the MRSA and the All Staph aureus patient group. A summary of the statistical parameters of the key efficacy endpoints is shown in Table 1 below.

Table 1

	Primary Efficacy Endpoint: Clinical Response at Day 14 (MRSA Patients)	Secondary Efficacy Endpoint: Clinical Response at Day 14 (All Staph aureus Patients)	Secondary Efficacy Endpoint: Mortality (MRSA Patients)
Target difference	28% increase over SOC antibiotics alone	16% increase over SOC antibiotics alone	17% decrease from SOC antibiotics alone
Power	86%	83%	80%
Sample size	135 patients	339 patients	135 patients

Clinical response is defined by objective clinical response criteria including (1) resolution of signs and symptoms attributable to Staph aureus bacteremia/right-sided endocarditis (“SAB/RIE”) that were present at baseline, (2) no new signs and symptoms attributable to SAB/RIE, (3) no complications of SAB/RIE (e.g. no development of a new foci of Staph aureus infection after Day 7 and no septic emboli), (4) no changes in anti-staphylococcal antibiotics after treatment with study drug due to persistence, worsening or recurrence of signs or symptoms of SAB/RIE, (5) Blood culture(s) negative for Staph aureus by Day 14 and (6) the patient is alive. Clinical response will be determined by an independent, blinded clinical adjudication committee.

We will evaluate the impact of treatment with exebacase on health resource utilization, including length of hospital stay, length of stay in the intensive care unit and 30-day readmission rates for both all-cause and Staph aureus infection readmissions. We plan to conduct an interim futility analysis following the enrollment of approximately 60% of the study population.

Based on feedback from our End-of-Phase 2 meeting with the FDA, including the advancement of exebacase under the streamlined development pathway, we believe that this single confirmatory Phase 3 clinical trial evaluating the superiority of exebacase used in addition to SOC antibiotics compared to SOC antibiotics alone for the treatment of Staph aureus bacteremia, including right-sided endocarditis, if the results are positive, together with the full package of Phase 1 and Phase 2 clinical data, along with a robust non-clinical and PK/PD data package will be sufficient to support the biologics license application (“BLA”) submission. If the Phase 3 study demonstrates superiority of exebacase, used in addition to SOC antibiotics as compared to antibiotics alone, we would seek inclusion of a superiority claim in the product labeling, which we believe would be highly differentiated from conventional antibiotics and would lead to rapid uptake by providers and favorable reimbursements from payors.

Phase 2 Clinical Study

We completed a multi-national Phase 2 clinical study of exebacase for the treatment of Staph aureus bacteremia, including endocarditis, caused by MRSA or MSSA. This randomized, double-blind, placebo-controlled study compared the efficacy, safety and tolerability of exebacase used in addition to SOC antibiotics to SOC antibiotics alone. The study enrolled 121 patients randomized 3:2 to receive either a single dose of exebacase administered as a 2-hour IV infusion in addition to SOC antibiotics or placebo plus SOC antibiotics. The primary efficacy analysis population (also known as the microbiological intent-to-treat population, or “mITT”) consisted of 116 patients with confirmed Staph aureus infection based on blood culture who received study drug, of which 71 patients received exebacase and 45 patients received placebo. All patients were treated with SOC antibiotics as prescribed by the study investigators, consisting of vancomycin or daptomycin for MRSA and a semi-synthetic penicillin or first-generation cephalosporin for MSSA, prescribed in accordance with treatment guidelines, accepted medical practice and the study protocol. The majority of patients were enrolled in the U.S. (79.3%) with the remainder of patient enrolled from sites in Europe, Latin America, Russia and Israel. A total of 38.8% of exebacase-treated and 35.5% of placebo patients, respectively, had a MRSA infection. The majority of patients in both treatment groups had bacteremia, 77.5% of the exebacase-treated group and 86.7% of the placebo group. Final diagnosis was determined by an independent, blinded clinical adjudication committee.

Topline efficacy results from the core study demonstrated the clinical responder rate was 70.4% for patients treated with exebacase and 60.0% for patients treated with SOC antibiotics alone (p=0.314). In a pre-specified analysis of MRSA-infected patients, the clinical responder rate was nearly 43-percentage points higher in the exebacase group compared to the SOC antibiotics alone group (74.1% for patients treated with exebacase compared to 31.3% for patients dosed with SOC antibiotics alone (p=0.010)). In addition to the higher rate of clinical response, MRSA-infected patients treated with exebacase showed a 21-percentage point reduction in 30-day all-cause mortality (p=0.056), a four day lower mean length of hospital stay and meaningful reductions in hospital readmission rates.

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

Based on these efficacy data, summarized in Table 2 below, treatment with exebacase in addition to SOC antibiotics resulted in clinically meaningful improvements in outcomes compared to antibiotic therapy alone.

Table 2

Clinical response at Day 14	exebacase*	antibiotics alone	p-value
Overall mITT population	70.4%	60.0%	0.314

MRSA infection	74.1%	31.3%	0.010

Bacteremia + right-sided endocarditis	80.0%	59.5%	0.028

Bacteremia only	81.8%	61.5%	0.035

Mortality
30-day all-cause mortality in MRSA patients	3.7%	25.0%	0.056

Another primary objective of the study was to describe the safety and tolerability of exebacase used in addition to SOC antibacterial therapy compared to SOC antibiotics alone in hospitalized patients with Staph aureus bacteremia, including endocarditis. An independent Data Safety Monitoring Board (“DSMB”) reviewed unblinded safety and pharmacokinetic data during the study. Treatment emergent adverse events (“TEAEs”) were defined as an untoward medical event reported from the study drug administration until 28 days after last dose of standard of care antibiotics, regardless of whether or not the event was considered related to study drug. The incidence of TEAEs was balanced between the treatment groups (88.9% and 85.1% of the exebacase and SOC antibiotics alone groups, respectively), with incidence rates as expected for this population, given the severity of the disease under study and that patients had multiple co-morbidities. The incidence rates of TEAEs reported within approximately one week after administration of the single dose of study drug were also balanced between the treatment groups (66.7% and 66.0% in the exebacase and SOC antibiotics alone groups, respectively). The overall rate of SAEs through day 180 was also similar between the treatment groups (62.5% for the exebacase group and 59.5% for the SOC antibiotics alone group). Among all patients who received study drug, 23.6% of exebacase patients and 19.1% of placebo patients died through day 180. There were no SAEs, including deaths, that we determined to be related to exebacase. Exebacase was well-tolerated and there were no reports of hypersensitivity related to exebacase and no patients prematurely discontinued study drug in either treatment group.

Based on these safety and tolerability data, summarized in Table 3 below, we concluded that exebacase was well-tolerated in this study.

Table 3

	exebacase*	antibiotics alone
	N=72 n (%)	N=47 n (%)
TEAE	64 (88.9)	40 (85.1)

TEAE through day 7	48 (66.7)	31 (66.0)

TEAE leading to study drug withdrawal	0	0

SAEs through day 180	45 (62.5)	28 (59.5)

SAEs determined to be related to exebacase	0	0

Total deaths through day 180	17 (23.6)	9 (19.1)

*	used in addition to antibiotics

The Phase 2 Clinical Study Report, as well as PK/PD modeling and any additional in vitro or in vivo studies were submitted and an End-of-Phase 2 Meeting with FDA was conducted prior to advancing into Phase 3.

Phase 1 Clinical Study

In 2015, we concluded a Phase 1 single ascending dose study in healthy volunteers. This trial was a randomized, double-blind, placebo-controlled trial designed to evaluate the safety, tolerability and PK of four different intravenous doses of exebacase. Healthy normal subjects were randomized to receive a single IV dose of exebacase or placebo, each administered as a 2-hour IV infusion.

In this Phase 1 study, exebacase was generally well tolerated and there were no clinical adverse safety signals. No SAEs or hypersensitivity adverse events (“AEs”) related to exebacase were reported, and no study stopping rules were met. A total of five non-serious AEs were reporting during the study as follows: two subjects who received exebacase reported a total of three non-serious AEs (headache, contact dermatitis, and allergic rhinitis); two subjects who received placebo reported a total of two non-serious AEs (viral upper respiratory tract infection and viral infection). All of these events were mild in intensity and resolved. No patients withdrew from the study due to an AE. There were no clinically relevant changes in inflammatory markers (e.g., erythrocyte sedimentation rate, high sensitivity c-reactive protein, or complement factors including total hemolytic complement (CH50) associated with exebacase dosing.

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

Estimated effective exposure of exebacase, based on in vivo pharmacology, PK/PD exposure target attainment analysis and PK/PD modeling was attained at the 0.25mg/kg dose in healthy subjects. The Phase 1 Clinical Study Report, as well as reports of the animal studies, PK/PD modeling and in vitro clinical microbiology studies were submitted to the regulatory authorities and an End-of-Phase 1 Meeting with FDA was conducted prior to advancing into Phase 2.

In vitro Microbiologic Studies and Animal Models Demonstrate the Therapeutic Potential of Exebacase

We believe exebacase is well differentiated from conventional antibiotics by its spectrum of activity, including:

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

We believe exebacase has other competitive advantages as well, including:

•

No direct competition. Vancomycin and daptomycin are the only two antibiotics with label indications in the U.S. for the treatment of Staph aureus bacteremia, including right-sided endocarditis due to MSSA and MRSA. Daptomycin, the most recently FDA approved drug for this indication, was approved in 2005. Clinical cure rates at the test of cure visit in the Phase 3 non-inferiority study which led to daptomycin’s approval were less than 50% for both daptomycin and the standard of care comparator. Exebacase has been shown to act synergistically with both daptomycin and vancomycin to improve eradication of Staph aureus in animal studies of Staph aureus endocarditis conducted in different species. As such exebacase is intended to be used in addition to, not as a replacement for, SOC antibiotics. No other agents have been shown to provide improved outcomes over SOC antibiotics.

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

We conducted a pilot study evaluating exebacase’s ability to eradicate Staph aureus biofilm from the inside of a hemodialysis catheter removed from an infected patient. The endpoint of the model was a reduction in the amount of bacteria (measured in CFUs). Segments of the catheter were assigned to one of three different treatment groups: exebacase, daptomycin (DAP) or exebacase + DAP at the clinically relevant concentration of 1 µg/mL. As shown in Figure 1 below, exebacase eradicated the biofilm at 1 µg/mL whereas daptomycin alone did not clear biofilm at 1 µg/mL. The addition of exebacase with daptomycin resulted in the same clearance of biofilm as exebacase alone. The catheter biofilm contained MRSA as well as other Staph species. We believe these data provide important translation of the previously reported potent efficacy of exebacase against biofilms formed in vitro and in animal models, to biofilms formed in the setting of human disease.

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

Exebacase has been bactericidal against all Staph aureus isolates tested to date, regardless of their antibiotic-resistance profile. We have tested over 250 different drug sensitive and resistant isolates of Staph aureus. The isolates tested can be classified by the particular drugs to which they are sensitive or resistant, including MSSA, MRSA, VRSA, linezolid-resistant (“LRSA”) and daptomycin-resistant (“DRSA”) Staph aureus. Exebacase was shown to be active against all the strains tested. Our Standard Bacteremia Model utilizes animals infected with 10 million (107) CFU of MRSA and treated 3 hours later with various doses of therapy or buffer. In this model, exebacase produced a dose-dependent increase in survival rates, with mice receiving at least 0.5 mg/kg of exebacase having demonstrated at least 90% survival, whereas doses below 0.5 mg/kg resulted in lower survival.

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

Figure 2: Dose Ranging Study of Exebacase (CF-301) with Daptomycin in Rabbit Infective Endocarditis Model

Collectively, we believe these preclinical data provided significant support to the design of our clinical trials.

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

We recently achieved concurrence with the FDA on our CMC plans for Phase 3 and BLA submission. We intend to further optimize the manufacturing process for increased purity and yield. Once completed, we plan to begin a program to manufacture Phase 3 material. The process will then be scaled up from the current fermentation size and validated in a series of manufacturing batches to demonstrate consistency. In parallel to the validation, we intend to conduct a comparability program that demonstrates comparability between the final product used in Phase 3 and commercial manufacturing. We intend to include the results in the BLA that we expect to submit to the FDA. Following submission, we expect that the FDA will conduct pre-approval inspections of all manufacturing facilities and determine whether it agrees that our commercial material is sufficiently comparable to our Phase 3 material.

Safety Pharmacology and Toxicology

We conducted non-clinical safety pharmacology and toxicology studies in connection with our IND application for exebacase. In these studies exebacase was well-tolerated in rats for a single two-hour IV administration of doses up to 25mg/kg (determined by us to be the no observable adverse effect level, or “NOAEL”) and that a single dose of 2.5 mg/kg was not associated with any effects, adverse or not, and was therefore determined to be the no observable effect level (“NOEL”). Exebacase was well tolerated in these studies in both rats and dogs for seven consecutive days of once daily two-hour IV infusions of up to 2.5 mg/kg. In a non-GLP pilot study in rats, 1.0 mg/kg/day was well tolerated for up to seven consecutive days of once daily two-hour IV infusions or IV boluses.

Dose-dependent adverse effects were seen in both species at doses above 25 mg/kg/day for 1 day in the rat and above 2.5 mg/kg/day for seven-consecutive days in both the rat and the dog. The dose limiting toxicity observed was a localized microscopic histopathological change surrounding certain blood vessels. In accordance with industry practice, we have studied exebacase in clinical trials at doses much lower than those that caused adverse effects in animals, and we believe these doses to be within the efficacious range of the drug.

Upon first exposure to exebacase, no hypersensitivity reaction was observed in any of our animal studies. Upon administration of a second course of exebacase, given two weeks after completion of the first course, including multiple-day courses, hypersensitivity or hypersensitivity-like findings were observed in mice, rats and dogs. In a dedicated hypersensitivity study in rats, using a model intended to elicit hypersensitivity, findings consistent with hypersensitivity were observed after a two-week delayed re-challenge with a second course of exebacase and were not dose-dependent. In general, in humans, Type I hypersensitivity is an allergic anaphylaxis-like response (e.g., an immediate and potentially life-threatening allergic reaction) and Type III hypersensitivity is a serum sickness-like response (e.g., fever, joint pain, protein in urine, vascular changes). While the nature of hypersensitivity reactions in rats may not necessarily be predictive of hypersensitivity reactions that may occur in humans, we have also considered the risk of hypersensitivity occurring upon first administration of exebacase due to potential prior exposure to the active protein component of exebacase from the environment, as it is a naturally occurring protein. Testing for anti-drug antibodies was performed in Phase 1 subjects. No clinical hypersensitivity related to exebacase was observed in subjects dosed in our Phase 1 or Phase 2 study.

CF-296: An Engineered Lysin for Invasive Staph aureus Infections

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

CF-370: A Novel Engineered Lysin for P. aeruginosa Infections

Medical Opportunity

P. aeruginosa is a gram-negative pathogen that is common in the environment and is an important and much-feared potential pathogen in hospitals. P. aeruginosa readily develops resistance to conventional antibiotics resulting in the emergence of multidrug resistant (“MDR”) strains, which have become common in some hospitals and regions. P. aeruginosa is a major cause of hospital-acquired infections and is a particularly important cause of infections in immunocompromised hosts, and is also a major pathogen in burn and surgical wound infections. P. aeruginosa is also the most common pathogen isolated from adults with cystic fibrosis, the most common cause of respiratory failure in cystic fibrosis and responsible for the deaths of the majority of these patients.

Invasive P. aeruginosa infections, including ventilator associated pneumonia, blood stream infections, complicated urinary tract infections, and infections following surgery carry some of the highest risks of mortality among hospital acquired infections. More than 32,000 P. aeruginosa infections are multidrug-resistant, with roughly 2,700 deaths per year attributed to these infections. Infections caused by multidrug resistant P. aeruginosa are associated with high all-cause mortality, hospital mortality and higher health-care related costs compared to infections caused by susceptible strains.

CF-370 Development

CF-370 is an investigational first-in-class anti-bacterial therapeutic candidate targeting a gram-negative pathogen. CF-370 has been engineered to bypass the outer membrane of the bacteria and to enable potent activity in human serum. We believe this is a significant milestone for direct lytic agents as native lysins are typically unable to penetrate the outer membrane of gram-negative bacteria and consequently unable to work in vitro in human blood or in animal models. However, based on the proprietary methods we have identified and utilize to engineer lysins, CF-370 has exhibited the hallmark in vitro features of the lysin class, including rapid and potent bactericidal activity, synergy with a broad range of standard of care agents and the eradication of biofilms in preclinical studies. In preclinical rabbit pneumonia models, single doses of CF-370 alone and in combination with meropenem, were tested against multi-drug resistant P. aeruginosa to evaluate survival and bacterial burden in lung and secondary organs. In these models, strong activity was observed for CF-370 as a monotherapy, showing that rabbits dosed with CF-370 alone had longer survival, as compared to vehicle control, and reductions in bacterial burden in the lung, kidney and spleen with single doses of CF-370. Synergy with meropenem was also noted with greater reductions in bacterial burden compared to monotherapy. In these models, CF-370 was well tolerated with no adverse clinical consequences and no deaths among animals infected with P. aeruginosa.

We have advanced CF-370 into IND-enabling activities and we expect it to be our next molecule in clinical studies. We have been awarded up to $3.3 million in funding from CARB-X in support of the advancement of anti-pseudomonal lysins.

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

We have discovered and engineered a novel lysin, CF-370, an investigational first-in-class anti-bacterial therapeutic candidate targeting a gram-negative pathogen, P. aeruginosa. CF-370 has been engineered to bypass the outer membrane of the bacteria and to enable potent activity in human serum. We will continue to pursue new lysins that target other gram-negative pathogens, such as the Enterobacteriaceae family of bacteria.

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

Gram-positive lysins

In addition to our proprietary lysin discovery program, we hold worldwide exclusive license rights to patents for composition of matter for nine lysins from The Rockefeller University (“Rockefeller”). The lysins each target a specific species of gram-positive bacteria, including drug-sensitive and drug-resistant forms as exemplified in Table 4 below.

Table 4: Lysins Licensed From The Rockefeller University

Pathogen	CDC Threat Level	WHO Priority Level	Lysins
Staphylococcus aureus	Serious	High	CF-301, CF-302
Streptococcus pneumoniae	Serious	Medium	CF-303, CF-309
Enterococcus faecalis	Serious	High	CF-304
Group B streptococcus	Concerning	—	CF-307
Bacillus anthracis	—	—	CF-306, CF-308

Amurin Discovery Program

Amurin peptides are a class of novel, phage-derived lytic agents discovered in our laboratories. In preclinical studies, amurin peptides have shown some features common to lysins, including potent bacteriocidality, including antibiotic-resistant strains, the ability to clear biofilms and synergize with conventional antibiotics. However, amurin peptides are further differentiated in their potential ability to exert these actions on the full range of gram-negative ESKAPE pathogens, as well as a range of additional, serious and difficult to treat gram-negative bacteria, including Burkholderia and Stenotrophomonas, in the context of human serum, without apparent ‘off target’ effects against gram-negatives. As such, amurin peptides have shown a highly differentiated spectrum of action, and we believe, if successfully developed, would be extremely well suited as potential treatments for patients suffering from polymicrobial gram-negative infections, such as cystic fibrosis, ventilator-associated pneumonia, intra-abdominal infections, and serious burns or certain chronic wound infections. Given their powerful in vitro activity against a broad range of resistant pathogens, as shown in Table 5 below, we believe that amurin peptides have the potential to become a powerful addition to our armamentarium against strains of gram-negative pathogens which have extreme- or pan- drug resistance to all or almost all currently available antibiotics.

Table 5: In Vitro Activity (minimal inhibitory concentrations) of Amurin

Candidates (AM1, AM2 and AM3) Observed Against Carbapenem-Resistant Pathogens*

Pathogen	AM1	AM2	AM3	Colistin	Meropenem
Escherichia coli	0.5	0.25	0.625	0.5	>8
Enterobacter cloacae	0.25	0.125	0.0625	1	>8
Klebsiella pneumoniae	0.5	0.5	0.0625	>8	8
Acinetobacter baumannii	1	1	0.25	>8	>8

*	strains listed are representative of >100 strains tested

Similar to the pilot study performed with exebacase, we evaluated the ability of one of our lead amurins, AM2, to eradicate Stenotrophomonas maltophilia biofilms from the inside of hemodialysis catheters removed from infected patients. The endpoint of the model was a reduction in the amount of bacteria (measured in CFUs) in sections of the catheters treated with amurin AM2 compared to a control group (sections with no treatment) and sections treated with clinically relevant concentrations of meropenem. Treatment with amurin AM2 resulted in the reduction in the amount of bacteria below the limit of detection, 0.7 log10 CFU/g, while both the control groups and sections treated with meropenem had CFU counts >3.0 log10 CFU/g. We believe these results provide important ex vivo translation of the in vivo activity to biofilms formed in the setting of human disease.

We plan to progress our amurin peptide program as rapidly as possible through preclinical profiling and into clinical studies. We are currently evaluating the in vitro profiles of the amurins as we continue to advance the program. We have been awarded up to $9.6 million of funding from CARB-X to support the development of amurin peptides as potential therapeutics to treat serious and potentially life-threatening infections, including those caused by antibiotic-resistant gram-negative ESKAPE pathogens.

Intellectual Property

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the valid proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and abroad. However, patent protection does not always afford us with complete protection against competitors who seek to circumvent our patents.

We also depend upon the skills, knowledge, experience and know-how of our management and research and development personnel, as well as that of our advisors, consultants and other contractors. To help protect our proprietary know-how, which is not patentable, and for certain inventions, in accordance with our business strategies, we currently rely and will in the future rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we will require all of our employees, consultants, and other contractors (including any consultants or contractors we may retain for purposes of any of our ad hoc Clinical Advisory Boards) to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

Our lysin portfolio consists of twenty (20) U.S. patents, one-hundred and fourteen (114) foreign patents and two hundred and eighteen (218) U.S. and international patent applications that we have licensed from Rockefeller and/or developed in-house. Certain patents related to our lysin portfolio will expire between 2024 and 2033. Our patents and patent applications include those that are directed to compositions and methods for the treatment of infections caused by gram-positive bacteria (Group B Streptococci, Staph aureus, Streptococcus pneumonia, Bacillus anthracis (anthrax), Enterococcus faecalis and Enterococcus faecium) and infections caused by gram-negative bacteria (P. aeruginosa, K. pneumoniae, Enterobacter cloacae and E. coli). If patents are granted on our patent applications, which include certain patent applications related to exebacase, CF-296 and the gram-negative lysins, they would expire between 2029 and 2040.

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

License Agreements—The Rockefeller University

We have entered into the following license agreements with Rockefeller:

•

On July 12, 2011, we entered into a license agreement for the worldwide, exclusive right to a provisional patent application, upon which a non-provisional patent application has since been filed, covering the composition of matter for the lysin PlySS2 for the treatment and prevention of diseases caused by gram-positive bacteria (the “CF-301 License”). We rebranded PlySS2 as CF-301, or exebacase. This license gives us the right to exclusively develop, make, have made, use, import, lease, sell and offer for sale products that would fall within the scope of claims in the patent application or otherwise infringe a claim of the patent.

•

On June 1, 2011, we entered into a license agreement for the exclusive rights to Rockefeller’s interest in a joint patent application, which have granted patents covering the method of delivering antibodies through the cell wall of a gram-positive bacteria to the periplasmic space. This intellectual property was developed as a result of the sponsored research agreement between us and Rockefeller, and was jointly discovered and filed by the two parties.

•

On September 23, 2010, we entered into a license agreement for the worldwide, exclusive right to develop, make, have made, use, import, lease and sell, and offer for sale products that would otherwise infringe or fall within the scope of a claim of the suite of patents and patent applications covering the composition of matter for eight individual lysin molecules for the treatment and prevention of diseases caused by gram-positive bacteria. The lysins in this suite have activity against Group B Streptococci, Staph aureus, Streptococcus pneumonia, Bacillus anthracis, Enterococcus faecalis and Enterococcus faecium.

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

Staph aureus bacteremia is typically treated with oxacillin or other semi-synthetic penicillin or first-generation cephalosporin, or for MRSA strains, daptomycin or vancomycin. We do not see market competition with these drugs, as our strategy is to administer exebacase in addition to these drugs with the goal of achieving clinical superiority over any one of those SOC antibiotics alone. We are aware of several other clinical trials currently being conducted or recently concluded in patients with Staph aureus bacteremia. Most of these agents are small molecules being studied in non-inferiority trials. We believe that exebacase has demonstrated synergy in vitro with a broad range of conventional anti-staphylococcal agents of different classes and, in the event any of these non-inferior small molecules are approved, we believe that exebacase will also be synergistic and non-competitive with them.

Based on recent data published by the WHO, there are only five biologic agents, other than ours, in clinical development for Staph aureus infections from iNtRon Biotechnology, Inc., (“iNtRon”), Aridis Pharmaceuticals, Inc. (“Aridis”), MedImmune (a subsidiary of AstraZenenca plc), XBiotech, Inc (“XBiotech”) and Genentech, Inc. (“Genentech”). Aridis is studying AR-301, a monoclonal antibody, in Staph aureus pneumonia, not bacteremia. MedImmune has been studying MEDI-4893, a monoclonal antibody, for the prevention of Staph aureus pneumonia in a Phase 2 study since 2014. XBiotech is planning to study 514G3, a monoclonal antibody, for the prevention of Staph aureus infection in hemodialysis patients. Genentech has been studying DSTA-4637S, an antibody-drug conjugate, in a Phase 1 study since 2017. Depending on the outcomes of these and future trials, exebacase may compete with these products. We believe iNtRon, a biotechnology company located in South Korea, is currently conducting a human clinical trial in South Korea alone for SAL-200, an endolysin-based drug candidate, to evaluate it as a treatment for Staph aureus bacteremia. Additionally, in November 2018, iNtRon announced a licensing arrangement with Roivant Sciences with a stated purpose to pursue the global development and commercialization of its endolysin products, including SAL-200. We will continue to monitor the advancement of SAL-200 as data and information become available. We are not aware of SAL-200 or any other anti-staphylococcal lysins having been applied for under an IND for clinical development in the United States.

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

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical or clinical manufacturing, testing, as well as for commercial manufacture of any products that we may commercialize. We employ the services of Fujifilm Diosynth Biotechnologies UK LTD (“Fujifilm UK”) to supply the drug substance for exebacase. We do not yet have contracts to produce a commercial supply of the drug substance for exebacase; however, we intend to pursue agreements with Fujifilm UK to do so. We employ the services of various vendors to produce exebacase in its final vialed drug product form. We do not have contracts for the commercial supply of exebacase. We intend to pursue agreements with third party manufacturers regarding commercial supply of vialed drug product at an appropriate future time. We may choose to locate second fill finish third party manufacturers to supply other world regions such as the European Union (the “E.U.”) or Asia.

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

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (“IRB”) for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

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

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The NDA or BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA or BLA is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee. For fiscal year 2020, the application user fee is $2,942,965. The manufacturer and/or sponsor under an approved NDA or BLA are also subject to annual program user fees, currently set at $325,424 per program. These fees are typically adjusted annually.

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

FDA Expedited Review Programs

The FDA administers a number of programs to facilitate the development, and expedite the review, of drugs or biologics that are intended for the treatment of serious or life-threatening diseases or conditions. For instance, a sponsor may seek the FDA’s designation of its product candidate as a “fast track” product. Fast track products are those products intended for the treatment of a serious or life-threatening disease or condition and which demonstrate the potential to address unmet medical needs for such disease or condition. Drugs that qualify as a qualified infectious disease product (“QIDP”), under the Generating Antibiotic Incentives Now (“GAIN”) Act, are also eligible for fast track designation. Biologics, such as lysins, are not currently eligible for QIDP designation.

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

The Food and Drug Administration Safety and Innovation Act established a category of drugs and biologics referred to as “Breakthrough Therapies” that may be eligible to receive Breakthrough Therapy designation. A sponsor may seek FDA designation of a product candidate as a “Breakthrough Therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Under the Breakthrough Therapy program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the drug candidate. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance. The Breakthrough Therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as Breakthrough Therapy, the FDA will work to expedite the development and review of such drug. The FDA may also rescind Breakthrough Therapy designation for a product candidate if the FDA determines the product candidate no longer meets the criteria for Breakthrough Therapy designation. In February 2020, the FDA granted breakthrough therapy designation to exebacase for the treatment of MRSA bacteremia, including right-sided endocarditis, when used in addition to SOC anti-staphylococcal antibiotics in adult patients.

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

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”), among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $165,786 per year (or up to an aggregate of $1,105,241 per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit reports to the government by the 90th day of each calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

European Medicines Agency (“EMA”) – Small and Medium Enterprise (“SME”) Designation

The SME designation was established by EMA to promote innovation and the development of new medicinal products by smaller companies. Companies with SME status are eligible to receive financial incentives as well as administrative and regulatory support through national and regional level programs. These benefits include access to dedicated EMA personnel during the clinical development process as well as reductions in fees associated with regulatory procedures such as Scientific Advice, Marketing Authorizations, and inspections. Companies with SME status are also eligible for early application (prior to proof of concept) to the priority medicines (“PRIME”) scheme. PRIME provides enhanced support for the development of medicines that target an unmet medical need. In August 2016, the EMA granted SME designation to ContraFect. We continue to meet the requirements for the designation and have maintained our SME status.

Data Privacy and Security Laws

We are also subject to data privacy and security laws in jurisdictions outside of the U.S. For example, in the E.U. and the European Economic Area (“E.E.A.”) we are subject to Regulation (EU) 2016/679 (General Data Protection Regulation or “GDPR”) in relation to our collection, control, processing, sharing, disclosure and other use of personal data (i.e. data relating to an identifiable living individual). The GDPR is directly applicable in each E.U. and E.E.A. Member State, however, it provides that E.U. and E.E.A. Member States may introduce further conditions, including limitations, which could limit our ability to collect, control, process, share, disclose and otherwise use personal data (including health and medical information), and/or could cause our compliance costs to increase, ultimately having an adverse impact on our business. The GDPR imposes a strict data protection compliance regime including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that valid consent or another an appropriate legal basis is in place or otherwise exists to justify data processing activities; appointing data protection officers in certain circumstances; granting new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability), as well as enhancing current rights (e.g., data subject access requests); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; defining for the first time pseudonymized (i.e., key-coded) data; and complying with principal of accountability and complying with the obligation to demonstrate compliance through policies, procedures, training and audit.

We are also subject to E.U. rules with respect to cross-border transfers of personal data out of the E.U. and E.E.A. These rules are under scrutiny from time to time. For example, there is ongoing litigation challenging the E.U. Commission approved model clauses (also called standard contractual clauses), which is a commonly used transfer mechanism under the GDPR. It is uncertain whether the model clauses will be invalidated by the European courts. In addition, Brexit will mean that at some point that the United Kingdom (“U.K.”) will become a “third party” for the purposes of data transfers under the GDPR.

We depend on a number of third parties in relation to the operation of our business (including clinical research organizations), a number of which process personal data on our behalf. There is no assurance that our own privacy and security-related safeguards and/or any contractual measures that we enter into with these providers will protect us from the risks associated with the third-party processing, storage and transmission of such information. Any violation of data or security laws by our third-party processors could have a material adverse effect on our business and result in the fines and penalties outlined below.

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

The current presidential administration and U.S. Congress have attempted to repeal or “repeal and replace” the Affordable Care Act. Although those efforts did not succeed, the presidential administration may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. There is still uncertainty with respect to the impact the President’s administration and the U.S. Congress may have, if any, on the Affordable Care Act, and any changes will likely take time to unfold. Additionally, since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the entire Affordable Care Act is invalid based primarily on the fact that the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the Affordable Care Act, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how these decisions, subsequent appeals, if any, or other efforts to challenge, repeal or replace the Affordable Care Act will impact the law, or our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011 among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. Further, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. For example, the Cures Act changes the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs.

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

Employees

As of March 9, 2020, we had 24 full-time employees, including 13 employees with advanced degrees. Of these full-time employees, 13 employees are engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

A copy of our Corporate Governance Guidelines, Code of Ethics and Business Conduct, Whistleblower Policy and Procedures and the charters of the Audit & Finance Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website, www.contrafect.com, under “Corporate Governance” and are available in print to any person who requests copies by contacting us by calling (914) 207-2300 or by writing to ContraFect Corporation, Attn: General Counsel, 28 Wells Avenue, 3rd Floor, Yonkers, NY 10701.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

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

Since inception, we have incurred significant operating losses. Our net losses were $12.8 million, $37.7 million and $15.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

We were incorporated in 2008 and commenced active research operations in 2010. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital and acquiring and developing exebacase and other potential product candidates. We have not yet demonstrated our ability to successfully complete Phase 3 clinical trials, obtain marketing approval, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We are party to certain agreements with Rockefeller pursuant to which we have acquired licenses to certain patents and patent applications and other intellectual property related to a series of compounds, including exebacase to develop and commercialize therapeutics. Under our agreements with Rockefeller, we have obligations to achieve diligence minimums and to make payments upon achievement of specified development and regulatory milestones. We will also make additional payments upon the achievement of future sales milestones and for royalties on future net sales.

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

Under Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our past transactions, we may have experienced an “ownership change.” At this time, we have not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since our formation, due to the costs and complexities associated with such a study. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted. Further, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for federal or state tax purposes. As of December 31, 2019, we had federal and state net operating loss carryforwards of approximately $201.3 million and $217.8 million, respectively, and federal research and development credits of approximately $3.1 million, the use of which could be limited or eliminated by virtue of one or more “ownership changes.”

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

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	we may voluntarily suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

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

We rely on CROs to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining, or may ultimately not be able to obtain, regulatory approval for commercialization of exebacase or any other product candidates.

We have relied and will continue to rely on CROs for the execution of our preclinical and clinical studies and to recruit patients and monitor and manage data for our clinical programs for exebacase or any other product candidate. We control only certain aspects of our CROs’ activities, but we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards. Our reliance on the CROs does not relieve us of these regulatory responsibilities. We and our CROs are required to comply with the FDA’s regulations and current good clinical practices (“GCPs”), which is an international guideline meant to protect the rights and health of clinical trial subjects. The FDA enforces its regulations and GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our product candidates. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs. In addition, to evaluate the safety and effectiveness of exebacase or any other product candidate to a statistically significant degree, our clinical trials will require an adequately large number of test subjects. Any clinical trial that a CRO conducts abroad on our behalf is subject to similar regulation. Accordingly, if our CROs fail to comply with these regulations or recruit a sufficient number of patients, we may have to repeat clinical trials, which would delay the regulatory approval process.

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

Any Breakthrough Therapy Designation that we may receive from the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We have received Breakthrough Therapy Designation for exebacase, and we may seek Breakthrough Therapy Designation for our other product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed in early clinical development. For drugs that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for clinical development. Drugs designated as Breakthrough Therapies by the FDA are also eligible for rolling review of the associated marketing application, meaning that the agency may review portions of the marketing application before the sponsor submits the complete application, as well as priority review, where the agency aims to act on the application within eight months.

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. The receipt of a Breakthrough Therapy Designation for a product candidate, including for exebacase, may not result in a faster development process, review or approval compared to conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, not all products designated as Breakthrough Therapies ultimately will be shown to have the substantial improvement over available therapies suggested by the preliminary clinical evidence at the time of designation. As a result, if the Breakthrough Therapy Designation for exebacase we have received or any future designation we receive is no longer supported by subsequent data, the FDA may rescind the designation.

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

We employ the services of Fujifilm UK to supply the active pharmaceutical ingredient for exebacase. We have not yet manufactured supplies for late phase human clinical trials, scaled up the process for manufacture of such supplies, validated the processes, or contractually secured our commercial supplies.

We employ the services of other vendors to produce exebacase in its final vialed drug product form. We do not have contracts for the commercial supply of exebacase drug product.

We intend to pursue agreements with third-party manufacturers regarding commercial supply at an appropriate future time. We intend to locate second fill finish third-party manufacturers to supply other world regions such as the E.U. or Asia.

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

If Fujifilm UK, or any alternate supplier of an active pharmaceutical ingredient, or any supplier of finished drug product for our product candidates, experiences any significant difficulties in its respective manufacturing processes, does not comply with the terms of its agreement with us or does not devote sufficient time, energy and care to providing our manufacturing needs, we could experience significant interruptions in the supply of our product candidates, which could impair our ability to supply our product candidates at the levels required for our clinical trials and commercialization and prevent or delay its successful development and commercialization. For example, a lot of the exebacase investigational drug product did not meet manufacturing release specifications, resulting in the delay of our Phase 2 study.

Public health epidemics or outbreaks could adversely impact the clinical development and commercialization of our lead product candidates.

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in Wuhan, Hubei Province, China. On March 12, 2020, the WHO declared the outbreak of COVID-19 a pandemic. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of COVID-19 and the actions to contain the virus or treat its impact, among others. In particular, the continued spread of the coronavirus globally could adversely impact our exebacase manufacturing and supply abilities and our ongoing clinical trial.

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

In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. In March 2010, the Affordable Care Act became law in the United States. The goal of the Affordable Care Act is to reduce the cost of health care and substantially change the way health care is financed by both governmental and private insurers. The Affordable Care Act, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees on manufacturers of certain branded prescription drugs, required manufacturers to participate in a discount program for certain outpatient drugs under Medicare Part D and promoted programs that increase the federal government’s comparative effectiveness research, which will impact existing government healthcare programs and will result in the development of new programs. An expansion in the government’s role in the United States healthcare industry may further lower rates of reimbursement for pharmaceutical products.

The current presidential administration and U.S. Congress attempted to repeal or “repeal and replace” the Affordable Care Act. Although those efforts did not succeed, the presidential administration may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have on the Affordable Care Act, if any, and any changes will likely take time to unfold. Additionally, since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the entire Affordable Care Act is invalid based primarily on the fact that the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the Affordable Care Act, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how these decisions, subsequent appeals, if any, or other efforts to challenge, repeal or replace the Affordable Care Act will impact the law, or our business or financial condition.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. Further, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, or the ATRA, which, among other things, further reduced Medicare payments to several providers. Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. For example, the Cures Act changes the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs.

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

Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim topline or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with laws for employees working and traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting active pharmaceutical ingredient and/or finished drug product supply or manufacturing capabilities abroad;

•	business interruptions resulting from geo-political actions, including war and terrorism, epidemics, or natural disasters including earthquakes, typhoons, floods and fires; and

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

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures and pricing information; and

•

similar healthcare laws and regulations in the E.U. and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain personal data, including the GDPR, which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the E.U. and E.E.A. (including with regard to health data).

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

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom withdrew from the European Union (“Brexit”) on January 31, 2020 and entered into a transition period during which it will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the parties. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period. If the United Kingdom and the European Union are unable to negotiate acceptable terms or if other Member States pursue withdrawal, barrier-free access between the United Kingdom and other Member States or among the European economic area overall could be diminished or eliminated. For example, shipments into the United Kingdom of drug substance manufactured for the Company in the European Union may be interrupted or delayed and thereby prevent or delay the manufacture in the United Kingdom of drug product. Similarly, shipments out of the United Kingdom of drug product to the United States or the European Union may be interrupted or delayed and thereby prevent or delay the delivery of drug product to clinical sites. Such a situation could hinder our ability to conduct current and planned clinical trials and have an adverse effect on our business. Additionally, political instability in the European Union as a result of Brexit may result in a material negative effect on credit markets and foreign direct investments in the European Union and United Kingdom.

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

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of March 9, 2020, we have approximately 15.3 million shares of common stock outstanding, of which approximately 15.2 million shares of our outstanding common stock are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 3.0 million shares of our common stock outstanding as of March 9, 2020. Approximately 3.0 million shares of common stock underlying the Warrants will be freely tradable upon exercise unless held by our affiliates.

We have registered 1,305,512 shares of our common stock as of March 9, 2020 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The 2014 Plan provides that the number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

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

Our management is required to report annually on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Because we are no longer an emerging growth company, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 if we, in the future, are an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act. As such, our independent registered public accounting firm may in the future issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

The regulatory environment with regard to privacy and data protection issues is increasingly challenging. For example, the GDPR repealed the Data Protection Directive (95/46/EC) and is directly applicable in all E.U. and E.E.A. Member States since its effective date of May 25, 2018. The GDPR applies to companies established in the E.U. or E.E.A., as well as companies that are not established in the E.U. or E.E.A. and which collect and use personal data in relation to offering goods or services to, or monitoring the behavior of, individuals located in the E.U. or E.E.A., including, for example, through the conduct of clinical trials (whether the trials are conducted directly by the company itself or through a clinical vendor or collaborators). The GDPR permits E.U. and E.E.A. Member State derogations for certain matters and, accordingly, we are also subject to E.U. national laws relating to the processing of certain data such as genetic data, biometric data and health data. It imposes a strict data protection compliance regime including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that valid consent or another an appropriate legal basis is in place or otherwise exists to justify data processing activities; appointing data protection officers in certain circumstances; granting new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability), as well as enhancing current rights (e.g., data subject access requests); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; defining for the first time pseudonymized (i.e., key-coded) data; and complying with principal of accountability and complying with the obligation to demonstrate compliance through policies, procedures, training and audit.

We are also subject to E.U. rules with respect to cross-border transfers of personal data out of the E.U. and E.E.A. These rules are under scrutiny from time to time. For example, there is ongoing litigation challenging the E.U. Commission approved model clauses (also called standard contractual clauses), which is a commonly used transfer mechanism under the GDPR. It is uncertain whether the model clauses will be invalidated by the European courts.

We depend on a number of third parties in relation to the operation of our business (including clinical research organizations), a number of which process personal data on our behalf. There is no assurance that our own privacy and security-related safeguards and/or any contractual measures that we enter into with these providers will protect us from the risks associated with the third-party processing, storage and transmission of such information. Any violation of data or security laws by our third-party processors could have a material adverse effect on our business and result in the fines and penalties outlined below.

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

We are also subject to evolving E.U. privacy laws on cookies, and e-marketing. The E.U. is in the process of replacing the e-Privacy Directive with a new set of rules taking the form of a regulation. The draft E-Privacy Regulation imposes strict opt-in marketing rules with limited exceptions for business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases fining powers to the same levels as the GDPR (i.e. the greater of 20 million Euros or 4% of total global annual revenue). While the e-Privacy Regulation was originally intended to be adopted on May 25, 2018

(alongside the GDPR), it is still going through the European legislative process and commentators now expect it to be adopted during the second half of 2020 or during 2021 following a transition period. We are likely to be required to expend further capital and other resources to ensure compliance with these changing laws and regulations.

We are also subject to applicable U.S. state privacy and data security laws and regulations in the states in which we operate, such as the new California Consumer Privacy Act (“CCPA”) effective as of January 2020. The CCPA provides for a private right of action for unauthorized access, theft or disclosure of personal information in certain situations with possible damage awards of $100 to $750 per consumer per incident, or actual damages, whichever is greater, and also permits class action lawsuits. In order to comply with such laws, we may incur substantial expenses, which may divert resources from other initiatives, and a failure to comply could impact our clinical trials, financial condition and operations.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our corporate headquarters and laboratory is located in Yonkers, New York. This 15,000 sq. ft. mixed use office, laboratory space consists of open laboratory and suites for molecular biology, microbiology, tissue culture, microscopy, a vivarium, and a robotics suite. This facility is leased through December 31, 2027.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is publicly traded on the Nasdaq Capital Market under the symbol “CFRX”.

Holders

On March 9, 2020, the last reported sale price for our common stock on the Nasdaq Capital Market was $7.68 per share. As of March 9, 2020, there were approximately 1,600 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends to holders of common stock in the foreseeable future.

Recent Sales of Unregistered Securities;

On December 9, 2019, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Pfizer Inc. (“Pfizer”), pursuant to which we, in a private placement transaction (the “Private Placement”), agreed to issue and sell to Pfizer an aggregate of $3.0 million of shares (the “Private Shares”) of common stock, par value $0.0001 per share, at a purchase price equal to the price per share to be offered to the public in a concurrent public offering of common stock. On December 12, 2019, the Company announced the closing of the Private Placement concurrently with the closing of such public offering. In accordance with the Stock Purchase Agreement, at the closing, the Company issued and sold 1,111,111 shares (as adjusted to reflect our 2020 1-for-10 reverse stock split) sold pursuant to a private placement of our common stock to Pfizer Inc. at a price of $2.70 per share generating net proceeds of $3.0 million. The Private Placement was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and corresponding provisions of state securities or “blue sky” laws, as a transaction by an issuer not involving a public offering.

Purchases of Equity Securities by the Issuer or Affiliated Purchaser

We did not repurchase any of our equity securities or issue any securities that were not registered under Securities Act during the quarter ended December 31, 2019.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

We derived the financial data for the years ended December 31, 2019, 2018 and 2017 and as of December 31, 2019 and 2018 from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the financial data for the years ended December 31, 2016 and 2015 and as of December 31, 2017, 2016 and 2015 from our audited financial statements that are not included elsewhere in this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace our financial statements and related notes. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
Statement of Operations Data	2019	2018	2017	2016	2015
Loss from operations	$(27,866,448)	$(31,124,425)	$(26,563,757)	$(33,532,246)	$(25,065,336)
Net loss attributable to common stockholders	$(12,794,493)	$(37,668,424)	$(15,517,658)	$(28,538,399)	$(25,120,964)
Net loss per share of common stock, basic and diluted	$(1.54)	$(4.95)	$(2.79)	$(8.51)	$(10.77)

	As of December 31,
Balance Sheet Data	2019	2018	2017	2016	2015
Cash, cash equivalents and marketable securities	$24,184,140	$30,452,253	$46,853,910	$35,161,154	$32,921,653
Total assets	35,008,709	32,872,571	50,189,479	37,624,470	35,861,137
Long-term liabilities	9,405,853	21,533,592	14,575,366	13,693,419	1,416,443
Total stockholders’ equity	15,544,906	5,541,960	31,193,445	19,512,854	30,675,510

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

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of direct lytic agents (DLAs), including lysins and amurin peptides, as new medical modalities for the treatment of life-threatening, antibiotic-resistant infections. Antibiotic-resistant infections account for 2,000,000 illnesses in the United States and 700,000 deaths worldwide each year. We intend to address antibiotic-resistant infections using product candidates from our lysin and amurin peptide platforms. DLAs are fundamentally different than antibiotics and offer a potential paradigm shift in the treatment of antibiotic-resistant infections.

Lysins are recombinantly-produced enzymes, that when applied to bacteria cleave a key component of the target bacteria’s peptidoglycan cell wall, resulting in rapid bacterial cell death. In addition to the speed of action and potent cidality, we believe lysins are differentiated by their other hallmark features, which include the demonstrated ability to eradicate biofilms and synergistically boost the efficacy of conventional antibiotics in animal models. Lysins also tend to have a “targeted spectrum,” meaning they kill only specific species of bacteria or closely related bacteria. Amurin peptides are a new class of direct lytic agents, discovered in our laboratories, which disrupt the outer membrane of gram-negative bacteria, resulting in rapid bacterial cell death, offering a distinct mechanism of action from lysins. Amurins are further differentiated from lysins by potent “broad spectrum” in vitro activity against a wide range of gram-negative pathogens in, including deadly, drug-resistant Pseudomonas aeruginosa (“P. aeruginosa”), Klebsiella pneumoniae, Escherichia coli, Acinetobacter baumannii and Enterobacter cloacae bacteria species as well as difficult to treat pathogens such as Stenotrophomonas, Achromobacter and Burkholderia species. The highly differentiated properties of DLAs have shown these agents to be complimentary to and synergistic with conventional antibiotics enabling the potential use of these agents in addition to conventional antibiotics with the goal of improving clinical outcomes compared to conventional antibiotics alone. The development of these compounds involves a novel clinical and regulatory strategy, using superiority design clinical trials with the goal of delivering significantly improved clinical outcomes for the treatment of serious, antibiotic-resistant bacterial infections, including biofilm-associated infections. This approach affords potential clinical benefits to patients as well as the potential ability to mitigate against further development of antibiotic resistance.

We have not generated any revenues and, to date, have funded our operations primarily through our IPO, our follow-on public offerings, private placements of securities, and grant funding received. On December 18, 2019, we completed an underwritten public offering of 2,565,000 shares of our common stock at a public offering price of $3.90 per share. On December 12, 2019, we completed an underwritten public offering of 3,715,000 shares of its common stock at a public offering price was $2.70 per share and a concurrent private placement of 1,111,111 shares of common stock to Pfizer at a price of $2.70 per share. The combined net proceeds of both public offerings together with the private placement was $21.3 million after underwriting discounts and commissions and offering expenses payable by us. The preceding amounts of common stock have been adjusted to reflect the reverse stock split of our common stock at a ratio of 1-for-10 effected on February 3, 2020.

We have never been profitable and our net losses were $12.8 million, $37.7 million and $15.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we will need additional financing to support our continuing operations. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Exebacase

Our most advanced clinical candidate, exebacase, is an investigational novel lysin that targets Staphylococcus aureus (“Staph aureus”), including methicillin-resistant (“MRSA”) strains, which causes serious infections such as bacteremia, pneumonia and osteomyelitis. Staph aureus is also a common cause of biofilm-associated infections of heart valves (endocarditis), prosthetic joints, indwelling devices and catheters. These infections result in significant morbidity and mortality despite currently available antibiotic therapies. Exebacase completed a Phase 2 superiority study that evaluated its safety, tolerability, efficacy and pharmacokinetics (“PK”) when used in addition to background standard of care (“SOC”) antibiotics compared to SOC antibiotics alone for the treatment of Staph aureus bacteremia, including endocarditis in adult patients. In January 2019, we announced topline results from this study which showed clinically meaningful improvement in clinical responder rates among patients treated with exebacase in addition to SOC antibiotics compared to SOC antibiotics alone.

In the Phase 2 study, the primary efficacy analysis population of 116 patients with documented Staph aureus bacteremia, including endocarditis, who received a single intravenous (“IV”) infusion of blinded study drug, the clinical responder rate at Day 14 was 70.4% for patients treated with exebacase and 60.0% for patients dosed with SOC antibiotics alone (p=0.314). The clinical responder rate at Day 14 in the subset of patients with bacteremia including right-sided endocarditis was 80.0% for patients treated with exebacase compared to 59.5% for patients treated with SOC antibiotics alone, an increase of 20.5% (p=0.028). In the subset of patients with bacteremia alone, the clinical responder rate at Day 14 was 81.8% for patients treated with exebacase compared to 61.5% for patients treated with SOC antibiotics alone, an increase of 20.3% (p=0.035). In a pre-specified analysis of MRSA-infected patients, the clinical responder rate at Day 14 in patients treated with exebacase was nearly 43-percentage points higher than in patients treated with SOC antibiotics alone (74.1% for patients treated with exebacase compared to 31.3% for patients treated with SOC antibiotics alone (p=0.010)). In addition to the higher rate of clinical response, MRSA-infected patients treated with exebacase showed a 21-percentage point reduction in 30-day all-cause mortality (p=0.056), a four day lower mean length of hospital stay and meaningful reductions in hospital readmission rates. Exebacase was well-tolerated and treatment emergent adverse events, including serious treatment-emergent serious adverse events (“SAEs”) were balanced between the treatment groups. There were no SAEs that we determined to be related to exebacase, there were no reports of hypersensitivity related to exebacase and no patients discontinued treatment with study drug in either treatment group. We believe these data have established proof of concept for exebacase and for DLAs as therapeutic agents. In particular, the data for MRSA-infected patients treated with exebacase, which, in this study, demonstrated superior outcomes in clinical response at Day 14 and in 30-day all-cause mortality as well as health economics benefits, provided the basis for our proposed Phase 3 study design and our application for Breakthrough Therapy designation to the U.S. Food and Drug Administration (“FDA”).

In September 2019, we held an End-of-Phase 2 meeting with the FDA regarding the results from the Phase 2 study and the potential for advancing exebacase into Phase 3 clinical development based on the data discussed above. We obtained concurrence with the FDA on key design features of the Phase 3 protocol, including the endpoints and the size of the safety database that would be needed to support a Biologics License Application (“BLA”) for approval of exebacase, under the FDA’s “streamlined development” paradigm for agents to treat bacterial infections associated with high unmet medical need. Based on the outcome of the meeting, we proceeded to initiate the single Phase 3 DISRUPT (Direct Lysis of Staph aureus Resistant Pathogen Trial) study of exebacase in December 2019. The DISRUPT study is a randomized, double-blind, placebo-controlled Phase 3 clinical trial conducted in the U.S. alone to assess the efficacy and safety of exebacase in approximately

350 patients with complicated Staph aureus bacteremia, including right-sided endocarditis. Patients entering the study will be randomized 2:1 to either exebacase or placebo, with all patients receiving SOC antibiotics. The primary efficacy endpoint of the study is clinical response at Day 14 in patients with MRSA bacteremia, including right-sided endocarditis. Secondary endpoints will include clinical response at Day 14 in the All Staph aureus patient group (MRSA and methicillin-sensitive Staph aureus (“MSSA”)), 30-day all-cause mortality in MRSA patients, and clinical response at later timepoints. We will also evaluate the impact of treatment with exebacase on health resource utilization, including hospital length of stay, ICU length of stay and 30-day readmission rates. We plan to conduct an interim futility analysis following the enrollment of approximately 60% of the study population.

The FDA recently granted Breakthrough Therapy designation to exebacase for the treatment of MRSA bloodstream infections (bacteremia), including right-sided endocarditis, when used in addition to SOC anti-staphylococcal antibiotics in adult patients, based on the final data from the Phase 2 superiority trial of exebacase. Breakthrough Therapy designation is a program designed by the FDA to expedite the development and review of medicines for serious or life-threatening diseases where preliminary clinical evidence suggests that the investigational therapy may demonstrate substantial improvement on at least one clinically significant endpoint over available therapies. The Breakthrough Therapy designation provides additional benefits, such as intensified interactions with the FDA and the potential for priority review, over the Fast Track designation granted to exebacase in August 2015.

We performed a Phase 3 simulation analysis using the actual Phase 2 data to evaluate the clinical outcomes for the Phase 2 patient population that meets the Phase 3 inclusion criteria. In this simulated Phase 3 population of 84 U.S. patients with documented Staph aureus bacteremia, including right-sided endocarditis, who received a single IV infusion of blinded study drug, the clinical responder rate at Day 14 was 83.7% for patients treated with exebacase and 54.3% for patients dosed with SOC antibiotics alone, an improvement in responder rate of 29.4%. The clinical responder rate at Day 14 in the subset of patients with MRSA bacteremia including right-sided endocarditis was 82.6% for patients treated with exebacase compared to 33.3% for patients treated with SOC antibiotics alone, an improvement in responder rate of 49.3%. In the subset of patients with MSSA bacteremia including right-sided, the clinical responder rate at Day 14 was 84.6% for patients treated with exebacase compared to 66.7% for patients treated with SOC antibiotics alone, an increase of 17.9%.

Other programs

We have developed a novel, engineered variant of exebacase, known as CF-296, which we believe provides an additional opportunity for a potential targeted therapy for deep-seated, invasive biofilm-associated Staph aureus infections. We are conducting further in vitro and in vivo characterization of CF-296 to determine the full profile of this compound. We have been awarded up to $7.2 million of funding from the Military Infectious Diseases Research Program, United States Army Medical Research and Development Command (“USAMRDC”) over the course of three years to advance CF-296 through IND-enabling studies.

We have discovered and engineered a new lysin product candidate, CF-370, with potent activity in preclinical studies against antibiotic-resistant P. aeruginosa bacteria, a major cause of morbidity and mortality in patients with hospital acquired pneumonia and a major medical challenge for patients with cystic fibrosis. We have initiated IND-enabling activities and we expect CF-370 to be our next molecule in clinical studies. We have been awarded up to $3.3 million in funding from CARB-X (Combating Antibiotic-Resistant Bacteria Biopharmaceutical Accelerator) in support of the advancement of anti-pseudomonal lysins. Beyond our lysin programs, we continue our research to advance potential product candidates from our amurin peptide platform. We plan to initiate animal studies of our most promising amurins with the goal of moving this program to the clinic as soon as possible. We have been awarded up to $6.9 million of funding from CARB-X to support the amurin peptide program.

To date, a large portion of our research and development work has related to the establishment of our platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and clinical testing of exebacase. We currently expect to focus the majority of our resources on the exebacase program. As our pipeline progresses, we are able to further leverage our employee and infrastructure resources across multiple development programs well as research projects. In the years ended December 31, 2019, 2018 and 2017, we recorded approximately $18.1 million, $22.4 million and $17.3 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories to exebacase as shown below.

The following table summarizes our research and development expenses by category for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Product development	$9,847,978	$14,307,715	$10,219,826
Professional fees	2,757,977	2,467,000	1,760,608
Personnel related	2,204,857	3,064,872	3,387,749
External research and licensing costs	1,698,063	684,281	482,803
Laboratory costs	1,078,793	1,266,780	1,011,766
Share-based compensation	469,357	626,003	451,334

Total research and development expense	$18,057,025	$22,416,651	$17,314,086

The following table summarizes our research and development expenses by program for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Exebacase	$11,369,534	$16,218,315	$10,974,804
Other research and development	4,013,277	2,507,461	2,502,199
Personnel related and share-based compensation	2,674,214	3,690,875	3,839,083

Total research and development expense	$18,057,025	$22,416,651	$17,314,086

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

Fair Value of Warrant Liability

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), we classify and account for our warrant liability as a level 3 financial instrument. The valuation of a level 3 financial instrument requires inputs that reflect our own assumptions that are both significant to the fair value measurement and unobservable. We calculate the fair value estimate of our warrant liability on a recurring basis at each measurement date, based on relevant market information.

We use the Black-Scholes option pricing model to estimate the fair value of our warrant liability using various assumptions that require management to apply judgment and make estimates, including:

•	the expected term of the warrant, which we estimate to be the remaining contractual life;

•	the expected volatility of the underlying common stock, which we estimate based on the historical volatility of our own common shares;

•	the risk-free interest rate, which we based on the yield curve of U.S. Treasury securities with periods commensurate with the expected term; and

•	the expected dividend yield, which we estimate to be zero based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. If factors change and different assumptions are used, our warrant liability could be materially different in the future.

Accrued research and development expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses are related to fees paid to CMOs and CROs in connection with research and development activities for which we have not yet been invoiced.

We base our expenses related to CMOs and CROs on our estimates of the services received and efforts expended pursuant to quotes and contracts for the conduct of manufacturing or research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepayment expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. Differences between our estimates and amounts actually incurred to date, and any resulting adjustments, have not been material.

Stock-based compensation

We account for stock-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, which we refer to as ASC 718. ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and non-employee directors, including employee stock options. Compensation expense based on the grant date fair value is generally amortized over the requisite service period of the award on a straight-line basis.

We account for stock options granted to non-employees, which primarily consists of consultants, using the fair value method. The fair value of options is calculated using the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant for employee and non-employee directors and as of January 1, 2019 for the unvested non-employee stock options. The Black-Scholes option pricing model uses various assumptions that require management to apply judgment and make estimates, including:

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

Results of Operations

For a discussion of our results of operations for the year ended December 31, 2017, including a year-to-year comparison between 2018 and 2017, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Comparison of years ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Dollar Change	% Change
Operating expenses:
Research and development	$18,057,025	$22,416,651	$(4,359,626)	(19)%
General and administrative	$9,809,423	$8,707,774	$1,101,649	13%
Other income (expense)	$15,071,955	$(6,559,999)	$21,631,954	330%

Research and Development Expenses

Research and development expense was $18.1 million for the year ended December 31, 2019, compared with $22.4 million for the year ended December 31, 2018, a decrease of $4.3 million. This decrease was primarily attributable to a $6.3 million decrease in expenditures on clinical trial costs as we completed the reporting of the Phase 2 trial of exebacase early in 2019 as compared to the active recruiting period for the trial in 2018. We also recorded an additional $2.4 million in reimbursable grant expenses, including the new USAMRDC grant for CF-296 and the CARB-X grant for the amurin peptide program. These decreases were partially offset by an increase of $2.2 million relating to the cGMP manufacturing of exebacase in order to supply clinical trial material for the Phase 3 DISRUPT trial, an increase of $1.8 million on the advancement of our other product candidates, including CF-370 to nomination as our next product candidate, and an increase of $0.4 million in licensing fees for the milestone paid to Rockefeller upon completion of the Phase 2 trial of exebacase.

General and Administrative Expenses

General and administrative expense was $9.8 million for the year ended December 31, 2019, compared with $8.7 million for the year ended December 31, 2018, an increase of $1.1 million. This increase was primarily attributable to increased legal fees as we expanded our intellectual property portfolio. Other increases included increases in compensation costs of $0.2 million, investor relations costs of $0.1 million and insurance costs of $0.1 million.

Other income (expense)

Other income was $15.1 million for the year ended December 31, 2019 compared with other expense of $6.6 million for the year ended December 31, 2018, an increase of $21.6 million. In 2019, we had a non-cash gain of $14.7 million related to the change in fair value of our warrant liability and interest income of $0.4 million. In 2018, we had non-cash expense of $7.2 million related to the change in fair value of our warrant liability, which was partially offset by $0.7 million of interest income.

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

Since the date of our initial public offering, we have funded our operations through the sale of registered securities for gross proceeds of $147.8 million, $9.6 million from the exercise of the Class B Warrants issued in our IPO, $23.0 million from the sale of securities in private placements and the receipt of $4.9 million of grant funding.

As of December 31, 2019, we had approximately $24.2 million in cash and cash equivalents which will not be sufficient to meet our obligations within the next twelve months from the date of issuance of our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. Combined with our accumulated deficit and our forecasted cash expenditures, these factors raise substantial doubt about our ability to continue as a going concern. We have relied on our ability to fund our operations primarily through public and private debt and equity financings, but there can be no assurances that such financing will continue to be available to us on satisfactory terms, or at all. We have also been successful obtaining grants to supplement our financings with non-dilutive funding. We continue to pursue additional grant opportunities and have proceeded to the final stage for grants from both CARB-X and BARDA. We have also discussed with BARDA the potential for compassionate use of exebacase for secondary bacterial infections. However, there can be no assurances that either BARDA or CARB-X will award funding to the Company. As such, under the requirements of ASC 205-40, we may not consider the potential for future capital raises in our assessment of our ability to meet our obligations for the next twelve months. If we are unable to obtain funding, we would be forced to delay, reduce or eliminate our research and development programs, which could adversely affect our business prospects, or we may be unable to continue operations. In accordance with the requirements of ASC 205-40, we have concluded that substantial doubt exists about our ability to continue as a going concern for twelve months from the date of issuance of our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

Cash flows

The following table shows a summary of our cash flows for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(27,427,893)	$(26,258,849)
Investing activities	$21,971,126	$17,151,224
Financing activities	$21,320,590	$10,432,896

Net cash used in operating activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities increased $1.2 million in the year ended December 31, 2019 as compared to the comparable period in 2018. This increase was primarily attributable to the increased expenditure on the cGMP manufacture of exebacase and advances paid to CROs in order to initiate the Phase 3 DISRUPT trial of exebacase by the end of 2019.

Net cash provided by investing activities

Net cash provided by investing activities in the years ended December 31, 2019 and 2018 resulted from the excess of the proceeds from the maturities of marketable securities compared to the purchases of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities in the year ended December 31, 2019 resulted from the completion of offerings of our common stock in December 2019, resulting in net proceeds of $21.3 million. Net cash provided by financing activities in the year ended December 31, 2018 resulted primarily from the completion of an offering of our common stock to institutional investors in August 2018, resulting in net proceeds of $10.4 million.

Funding requirements

All of our product candidates are in clinical or preclinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our ongoing clinical trials, and initiate the planned clinical trials of our product candidates;

•	continue our ongoing preclinical studies, and initiate additional preclinical studies, of our product candidates;

•	continue the research and development of our other product candidates and our platform technology;

•	seek to identify additional product candidates;

•	acquire or in-license other products and technologies;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish, either on our own or with strategic partners, a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	maintain, leverage and expand our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Operating lease commitments(1)	$5,719,613	$666,391	$1,373,032	$1,428,502	$2,251,688
License and sponsored research agreements(2)	1,200,000	200,000	400,000	400,000	200,000

Total contractual obligations	$6,919,613	$866,391	$1,773,032	$1,828,502	$2,451,688

(1)

Represents future minimum lease payments under non-cancelable operating leases for our principal facilities in Yonkers, New York which expire in 2027. The minimum lease payments above do not include certain utility costs.

(2)	Represents certain amounts payable under our license agreements with The Rockefeller University.

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

The contractual obligations table also does not include any potential contingent payments upon the achievement by us of specified clinical, regulatory and commercial events, as applicable, or royalty payments we may be required to make under license agreements we have entered into with The Rockefeller University. The occurrence and timing of these events are difficult to predict and subject to significant uncertainty. Since we are unable to reliably estimate the timing and amounts of such milestone and royalty payments, or whether they will occur at all, these contingent payments have been excluded from the table above. See “Note 8—Commitments and Contingencies” on Page F-18 of this Annual Report for additional information.

Effects of Inflation

We do not believe that inflation or changing prices had a significant impact on our results of operations for any periods presented herein.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we are currently not party to, any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2019, we had cash and cash equivalents of $24.2 million. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have a significant impact on the fair value of our cash equivalents. If a 10% change in interest rates were to have immediately occurred on December 31, 2019, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting because we do not qualify as an accelerated or a large accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Changes in Internal Control Over Financial Reporting

In connection with management’s evaluation of our internal control over financial reporting as of December 31, 2019, our principal executive officer and principal financial officer concluded that there were no changes to our internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Director Biographical Information

Biographical information concerning each of our directors is set forth below:

Name	Age	Position
Roger J. Pomerantz, M.D., F.A.C.P.	63	President, Chief Executive Officer, Director, Chairman of the Board
Steven C. Gilman, Ph.D.	67	Director, Vice Chairman of the Board
Sol J. Barer, Ph.D.	72	Director, Lead Independent Director
David N. Low, Jr.	61	Director
Michael J. Otto, Ph.D.	71	Director
Cary W. Sucoff, J.D.	68	Director

Roger J. Pomerantz, M.D., F.A.C.P. Dr. Pomerantz has served as Chairman of our board of directors and our Chief Executive Officer since April 2019. Prior to that, he had served as Vice Chairman of our board of directors since May 2014. From November 2013 to December 2019, Dr. Pomerantz served as Chairman of the board of directors of Seres Therapeutics, Inc., a biotechnology company, and as its President and Chief Executive Officer from June 2014 to January 2019. From 2011 to 2013, he was formerly Worldwide Head of Licensing & Acquisitions, Senior Vice President at Merck & Co., Inc. where he oversaw all licensing and acquisitions at Merck Research Laboratories. Previously, he served as Senior Vice President and Global Franchise Head of Infectious Diseases at Merck. Prior to joining Merck, Dr. Pomerantz was Global Head of Infectious Diseases for Johnson & Johnson Pharmaceuticals. He joined Johnson & Johnson in 2005 as President of Tibotec Pharmaceuticals, Inc. Dr. Pomerantz serves as Chairman of the board of directors of the public company Collplant Biotechnologies, Inc., a board member of the public company Intec Therapeutics, Inc., Chairman of the board of directors of the private company Silicon Therapeutics Inc. and a member of the board of the private company X-VAX Technology, Inc. Dr. Pomerantz received his B.A. in Biochemistry at the Johns Hopkins University and his M.D. at the Johns Hopkins School of Medicine. He received post-graduate training at the Massachusetts General Hospital, Harvard Medical School and M.I.T. Dr. Pomerantz is Board Certified in both Internal Medicine and Infectious Diseases. He was Professor of Medicine, Biochemistry and Molecular Pharmacology, Chief of Infectious Diseases, and the Founding Director and Chair of the Institute for Human Virology and Biodefense at the Thomas Jefferson University and Medical School. He has developed 12 drugs approved world-wide in important diseases, including HIV, HCV, CMV, Clostridium difficile and tuberculosis. We believe that Dr. Pomerantz’s significant scientific, executive and board leadership experience in drug development and in the pharmaceutical industry qualifies him to serve as a member of our board of directors.

Steven C. Gilman, Ph.D. Dr. Gilman Dr. Gilman has served as Vice Chairman of our board of directors since April 2019. Prior to that, he had served as our Chairman since May 2015, Interim Chief Executive Officer from March 2016 to July 2016 and Chief Executive Officer since July 2016. Until 2015, he served as the Executive Vice President, Research & Development and Chief Scientific Officer at Cubist Pharmaceuticals, a biopharmaceutical company, until its acquisition by Merck & Co. Prior to joining Cubist in 2008, he served as Chairman of the Board of Directors and Chief Executive Officer of ActivBiotics, a privately held biopharmaceutical company. Previously, he worked at Millennium Pharmaceuticals, Inc., where he held a number of senior leadership roles including Vice President and General Manager of the Inflammation franchise responsible for all aspects of the Inflammation business from early gene discovery to product commercialization. Prior to Millennium, he was Group Director at Pfizer Global Research and Development, where he was responsible for drug discovery of novel antibacterial agents as well as several other therapeutic areas. Dr. Gilman has also held scientific, business, and academic appointments at Wyeth, Cytogen Corporation, Temple Medical School, and Connecticut College. He currently serves on the board of directors of publicly traded companies Keryx Biopharmaceuticals, Inc., Momenta Pharmaceuticals, Inc., SCYNEXIS Inc., and Vericel Corporation.

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

Sol J. Barer, Ph.D. Dr. Barer has served as a member of our board of directors since April 2011. Dr. Barer served as our Chairman of the board of directors from February 2012 to May 2015. He was appointed Lead Independent Director in May 2015. Dr. Barer spent most of his professional career with the Celgene Corporation. He was Chairman from January 2011 until June 2011, Executive Chairman from June 2010 until January 2011, and Chairman and Chief Executive Officer from May 2006 until June 2010. Before assuming the CEO position, he was appointed Chief Operating Officer in 1994 and President in 1993. Dr. Barer was the founder of the biotechnology group at the Celanese Research Company which was subsequently spun out to form Celgene. Dr. Barer serves as Chairman of the board of directors of Teva Pharmaceutical Industries, a public company, and for the private companies Centrexion and Neximmue. He is also a board member of Cerecor, Inc., a public company, and the private company 3DBio Therapeutics. He is the Founding Chair of the Hackensack Meridian Health Center for Discovery and Innovation. He is a venture advisor to the Israel Biotech Fund as well as an advisor to biopharma companies. In 2011, Dr. Barer was Chairman of the University of Medicine and Dentistry of New Jersey Governor’s Advisory Committee which resulted in sweeping changes in the structure of New Jersey’s medical schools and public research universities. He previously served as a Commissioner of the NJ Commission on Science and Technology. He was a member of the Board of Trustees of Rutgers University and served two terms as Chair of the Board of Trustees of BioNJ, the New Jersey biotechnology organization. Dr. Barer received a Ph.D. in Organic Chemistry in 1974 from Rutgers University where he was an NDEA Graduate Fellow and a B.S. in 1968 from Brooklyn College (City University of New York) where he was an NSF Undergraduate Fellow and Regents Scholar. He received an LL.D. (Honorary) from the Rabbinical College of America in 2018. We believe that Dr. Barer’s significant scientific, executive and board leadership experience in the pharmaceutical and biotechnology industries qualifies him to serve as a member of our board of directors.

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

Executive Officers of the Registrant

Biographical information concerning each of our executive officers is set forth below. Information concerning Roger J. Pomerantz, M.D., F.A.C.P., our Chief Executive Officer, may be found above in the section entitled “Director Biographical Information.”

Natalie Bogdanos, J.D. Ms. Bogdanos, age 51, has served as our General Counsel and Corporate Secretary since August 2014, and served as a member of the Interim Office of the Chief Executive Officer from March 2017 to June 2017. Ms. Bogdanos has also served as our Data Protection Officer since July 2018. She has over 20 years of experience in the legal field, at least 15 of which were serving as the chief legal officer of publicly traded biotechnology companies. Prior to joining ContraFect in 2014, Ms. Bogdanos served as a full-time legal consultant for Ferring Pharmaceuticals, Inc. from January 2014 to August 2014. Prior to that, Ms. Bogdanos served as Associate General Counsel at Memorial Sloan-Kettering Cancer Center (“MSKCC”), a cancer treatment and research institution, where she held a joint appointment with the Office of the General Counsel and the Office of Technology Development (“OTD”) from 2012 to 2013. At MSKCC, she provided legal counsel and guidance to various departments throughout the institution while having sole responsibility for the legal oversight of the OTD. Prior to MSKCC, she was General Counsel at Enzo Biochem, Inc. (“Enzo”), a publicly traded international biotechnology and life science company, from 2003 to 2012. At Enzo, she was responsible for leading the legal department, ensuring SEC and regulatory compliance, overseeing litigation and managing Enzo’s portfolio of 500+ patents and patent applications and negotiating complex business development agreements as well as other contracts. Previously, Ms. Bogdanos was an associate at Amster, Rothstein & Ebenstein from 1999 to 2003 where her practice focused on all intellectual property matters including related litigation. Ms. Bogdanos was a faculty member at the Practising Law Institute. Prior to attending law school, she was a research technician at the Public Health Research Institute where her work focused on Staphylococcus aureus. Ms. Bogdanos is an attorney and admitted to practice law in New York, the United States District Court, Southern and Eastern District of New York and the United States Court of Appeals for the Federal Circuit. She is also licensed to practice before the United States Patent and Trademark Office. Ms. Bogdanos received her J.D. from New York Law School and her Bachelor of Arts in Biology, with honors, from Queens College of the City University of New York.

Cara Cassino, M.D. Dr. Cassino, age 58, has served as our Chief Medical Officer since September 2015, also as Executive Vice President of Research and Development since August 2016, and served as a member of the Interim Office of the Chief Executive Officer from March 2017 to June 2017. Dr. Cassino has over 20 years of experience as a clinician and executive in healthcare, including over 15 years of experience in pharmaceutical product development with over 20 successful regulatory submissions in the United States and globally. Prior to joining ContraFect, Dr. Cassino served as an independent consultant to various pharmaceutical and biotechnology companies, including Scynexis, from December 2014 to September 2015. Prior to that, she served as Senior Vice President at Forest Laboratories, Inc., a biopharmaceutical company (acquired by Actavis plc, now Allergan plc), where she oversaw Global Clinical Development from 2013 to 2014. While at Forest, she was responsible for pre- and post-marketing clinical activities for a portfolio of 35 compounds, and also clinical due diligence for M&A activity, including the $2.9 billion acquisition of Aptalis Pharma and the $1.1 billion acquisition of Furiex Pharmaceuticals. From 2008 to 2013, Dr. Cassino held a number of senior positions at Pfizer, including Global Medical Team Leader of Pfizer’s antibacterial franchise which included Zyvox (linezolid) and Medicines Development Group VP for Pulmonary Vascular Disease and Rare Diseases. Prior to joining Pfizer, Dr. Cassino also served as Executive Medical Director for the late stage U.S. respiratory franchise at Boehringer-Ingelheim Pharmaceuticals, Inc. and was a member of the academic faculty of the Division of Pulmonary and Critical Care Medicine at New York University (NYU) School of Medicine for eight years prior to joining industry. Dr. Cassino received her B.A., summa cum laude, in Chemistry and Fine Arts from NYU where she was elected Phi Beta Kappa, followed by an M.D. from NYU School of Medicine. She completed her internship and residency in Internal Medicine at NYU/Bellevue Hospital and a fellowship in Pulmonary/Critical Care Medicine at NYU and Mount Sinai Medical Centers. Dr. Cassino is Board Certified in both internal medicine and pulmonary medicine.

Michael Messinger, CPA. Mr. Messinger, age 45, has served as our Chief Financial Officer since November 2018. He has more than 18 years of experience in finance, accounting and forecasting for clinical development. Prior to joining ContraFect in November 2012 as our Vice President, Finance, and later serving as our Senior Vice President, Finance beginning in August 2016, he served as Director of Finance at Lexicon Pharmaceuticals, Inc. (“Lexicon”) for eight years and also held the position of Controller for three years. Prior to working at Lexicon, Mr. Messinger served as Controller of Coelacanth Corporation (which was acquired by Lexicon) for two years. While at Lexicon, Mr. Messinger was responsible for the financial management of Lexicon’s partnership with Symphony Capital, LLC, in addition to coordinating fiscal and program management concerning Lexicon’s development programs. Mr. Messinger received his B.B.A. degree in accounting from the University of Michigan. He started his career as an auditor at Ernst & Young LLP.

Nancy Dong. Ms. Dong, age 54, has served as our Vice President, Finance and Administration since March 2017 She has more than 20 years of experience in accounting, strategic planning, budgeting and forecasting, organizational development, financial systems and controls and human resources. Prior to joining ContraFect in 2010 as Vice President, Controller, she served as controller at XL Marketing, a direct marketing firm, from 2009 to 2010 and at Alley Corp, a company that provides strategic advice to companies within its network, from 2007 to 2009. She also served as Vice President of Finance and Administration at DCM, a tele-services firm supporting the performing arts, from 2002 to 2007. Ms. Dong also held the positions of COO and CFO at Semaphore, a project management software development firm. Ms. Dong received her B.A. degree from Yale University and a MPPM degree from The Wharton School at the University of Pennsylvania. She started her career as a management consultant at Ernst & Young LLP.

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

The remaining information required by this Item 10 will be contained under the heading “Corporate Governance” and “Executive Compensation – Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item 11 will be contained under the heading “Executive Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained under the headings “Executive Compensation – Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be contained under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(3) Exhibits

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of ContraFect Corporation, dated August 1, 2014, and Certificate of Amendment, dated May 9, 2016, Certificate of Amendment dated May 2, 2017, and Certificate of Amendment dated February 3, 2020					*

3.2	Amended and Restated Bylaws of ContraFect Corporation	8-K	001-36577	3.2	May 10, 2016

4.1	Form of Common Stock Certificate	S-1/A	333-195378	4.1	July 3, 2014

4.2	Representative’s Warrant, dated August 27, 2014	8-K	001-36577	4.14	October 29, 2015

4.3	Form of Noteholder Warrant	S-1/A	333-195378	4.7	July 3, 2014

4.4	Specimen Unit Certificate	S-1/A	333-195378	4.8	July 1, 2014

4.5	Form of Indenture	S-3	333-206786	4.1	September 4, 2015

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

4.6	Form of Investor Warrant	8-K	001-36577	4.1	June 12, 2015

4.7	Form of Placement Agent Warrant	8-K	001-36577	4.2	June 12, 2015

4.8	Form of Warrant Agreement by and between ContraFect Corporation and the American Stock Transfer & Trust Company, LLC, dated July 27, 2016	8-K	001-36577	4.1	July 27, 2016

4.9	Form of Warrant Certificate	8-K	001-36577	4.2	July 27, 2016

4.10	Form of Warrant Agreement by and between ContraFect Corporation and the American Stock Transfer & Trust Company, LLC, dated July 25, 2017	8-K	001-36577	4.1	July 25, 2017

4.11	Form of Warrant Certificate	8-K	001-36577	4.2	July 25, 2017

4.12	Description of ContraFect Corporation Securities					*

10.1	License Agreement, between The Rockefeller University and ContraFect Corporation, dated July 12, 2011	S-1	333-195378	10.1	April 18, 2014

10.2	Lease Agreement, between Hudson View Building #3 LLC and ContraFect Corporation, dated December 1, 2010	S-1	333-195378	10.2	April 18, 2014

10.3	Lease Agreement, between Hudson View Building #3 LLC and ContraFect Corporation, dated January 1, 2012	S-1	333-195378	10.3	April 18, 2014

10.4#	Form of Indemnification Agreement	S-1/A	333-195378	10.4	July 1, 2014

10.5#	ContraFect Corporation Amended and Restated 2008 Equity Incentive Plan	S-1	333-195378	10.11	April 18, 2014

10.6#	ContraFect Corporation Form of Stock Option Agreement	S-1	333-195378	10.12	April 18, 2014

10.7#	ContraFect Corporation 2008 Equity Incentive Plan	S-1	333-195378	10.13	April 18, 2014

10.8#	ContraFect Corporation 2014 Omnibus Incentive Plan	S-1/A	333-195378	10.14	July 1, 2014

10.9	License Agreement, between Trellis Bioscience LLC and ContraFect Corporation, dated January 29, 2014	S-1/A	333-195378	10.15	July 1, 2014

10.10	Amendment to the Trellis License Agreement, dated June 15, 2014	S-1/A	333-195378	10.16	July 1, 2014

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.11	Form of Securities Purchase Agreement between the Company and Benjamin Small, Birchview Fund, LLC, Broadfin Healthcare Master Fund, Ltd., Cormorant Global Healthcare Master Fund, LP, Jack W. Schuler, Matthew W. Strobeck, Oracle Institutional Partners, LP, Oracle Partners, LP, and Richard B. McCormick, dated June 11, 2015	8-K	001-36577	10.1	June 12, 2015

10.12	Form of Registration Rights Agreement among the Company, Benjamin Small, Birchview Fund, LLC, Broadfin Healthcare Master Fund, Ltd., Cormorant Global Healthcare Master Fund, LP, Jack W. Schuler, Matthew W. Strobeck, Oracle Institutional Partners, LP, Oracle Partners, LP, and Richard B. McCormick and Brookline Group LLC, dated June 11, 2015	8-K	001-36577	10.2	June 12, 2015

10.13#	Letter Agreement, dated July 21, 2016, between ContraFect Corporation and Steven C. Gilman, Ph.D.	8-K	001-36577	10.1	July 21, 2016

10.14#	Letter Agreement, dated March 13, 2017, between ContraFect Corporation and Steven C. Gilman, Ph.D.	8-K	001-36577	10.1	March 13, 2017

10.15#	Amendment No. 1 to Offer Letter, dated May 29, 2018, between ContraFect Corporation and Steven C. Gilman, Ph.D.	8-K	001-36577	10.1	May 30, 2018

10.16#	Offer Letter, dated June 26, 2014, between ContraFect Corporation and Natalie Bogdanos, as amended by Amendment No. 1, dated November 2, 2015	10-K	001-36577	10.27	March 15, 2017

10.17#	Offer Letter, dated August 24, 2015, between ContraFect Corporation and Cara Cassino, M.D.	10-K	001-36577	10.28	March 15, 2017

10.18#	Amendment No. 1 to Offer Letter, dated March 15, 2017, between ContraFect Corporation and Cara Cassino, M.D.	10-K	001-36577	10.29	March 15, 2017

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.19#	Employment Agreement, dated as of April 2, 2019, by and between ContraFect Corporation and Roger J. Pomerantz	8-K	001-36577	10.1	April 2, 2019

10.20#	Separation Agreement and Release, dated as of April 2, 2019, by and between ContraFect Corporation and Steven C. Gilman	8-K	001-36577	10.2	April 2, 2019

10.21	Stock Purchase Agreement, dated December 9, 2019, by and between ContraFect Corporation and Pfizer Inc.	8-K	001-36577	10.1	December 12, 2019

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

Item 16.	Form 10-K Summary

None

CONTRAFECT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ContraFect Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ContraFect Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, has incurred recurring losses and used significant cashflows in operations, expects continuing future losses and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hartford, Connecticut

March 18, 2020

CONTRAFECT CORPORATION

Consolidated Balance Sheets

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$24,184,140	$8,320,317
Marketable securities	—	22,131,936
Prepaid expenses and other current assets	6,575,375	988,799

Total current assets	30,759,515	31,441,052
Property and equipment, net	1,099,948	1,076,099
Operating lease right-of-use assets	3,043,826	—
Other assets	105,420	355,420

Total assets	$35,008,709	$32,872,571

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,622,272	$1,427,287
Accrued liabilities	6,803,789	4,369,732
Current portion of lease liabilities	631,889	—

Total current liabilities	10,057,950	5,797,019
Deferred rent	—	679,182
Warrant liabilities	6,068,978	20,781,663
Long-term portion of lease liabilities	3,264,128	—
Other liabilities	72,747	72,747

Total liabilities	19,463,803	27,330,611
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 15,332,042 shares issued and outstanding at December 31, 2019; 200,000,000 shares authorized, 7,940,931 shares issued and outstanding at December 31, 2018	1,533	7,941
Additional paid-in capital	227,657,758	204,884,211
Accumulated other comprehensive loss	—	(30,300)
Accumulated deficit	(212,114,385)	(199,319,892)

Total stockholders’ equity	15,544,906	5,541,960

Total liabilities and stockholders’ equity	$35,008,709	$32,872,571

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018	2017
Operating expenses:
Research and development, including stock-based compensation of $469,357, $626,002 and $451,334, respectively	$18,057,025	$22,416,651	$17,314,086
General and administrative, including stock-based compensation of $977,192, $929,521 and $1,171,794, respectively	9,809,423	8,707,774	9,249,671

Total operating expenses	27,866,448	31,124,425	26,563,757

Loss from operations	(27,866,448)	(31,124,425)	(26,563,757)
Other income (expense):
Interest income	359,270	672,227	418,135
Other expense	—	—	(905,014)
Change in fair value of warrant liabilities	14,712,685	(7,232,226)	11,532,978

Total other income (expense)	15,071,955	(6,559,999)	11,046,099

Net loss	$(12,794,493)	$(37,684,424)	$(15,517,658)

Per share information:
Net loss per share of common stock, basic and diluted	$(1.54)	(4.95)	$(2.79)

Basic and diluted weighted average shares outstanding	8,283,509	7,606,266	5,559,573

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2019	2018	2017
Net loss	$(12,794,493)	$(37,684,424)	$(15,517,658)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	30,300	44,520	(23,154)

Comprehensive loss	$(12,764,193)	$(37,639,904)	$(15,540,812)

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2016	4,165,576	$416	$165,681,914	$(51,666)	$(146,117,810)	$19,512,854
Issuance of securities in registered offering	3,200,000	320	27,616,245	—	—	27,616,565
Financing cost of sale of securities	—	—	(2,018,290)	—	—	(2,018,290)
Share-based compensation	—	—	1,623,128	—	—	1,623,128
Unrealized loss on marketable securities	—	—	—	(23,154)	—	(23,154)
Net loss	—	—	—	—	(15,517,658)	(15,517,658)

Balance, December 31, 2017	7,365,576	$736	$192,902,997	$(74,820)	$(161,635,468)	$31,193,445
Issuance of securities in registered offering	575,000	58	11,499,942	—	—	11,500,000
Financing cost of sale of securities	—	—	(1,072,607)	—	—	(1,072,607)
Issuance of common stock for exercise of warrants	355	—	5,503	—	—	5,503
Share-based compensation	—	—	1,555,523	—	—	1,555,523
Unrealized gain on marketable securities	—	—	—	44,520	—	44,520
Net loss	—	—	—	—	(37,684,424)	(37,684,424)

Balance, December 31, 2018	7,940,931	$794	$204,891,358	$(30,300)	$(199,319,892)	$5,541,960
Issuance of securities in registered offerings	6,280,000	628	20,033,372	—	—	20,034,000
Issuance of securities in private placement	1,111,111	111	2,999,889	—	—	3,000,000
Financing cost of sale of securities	—	—	(1,713,410)	—	—	(1,713,410)
Share-based compensation	—	—	1,446,549	—	—	1,446,549
Unrealized gain on marketable securities	—	—	—	30,300	—	30,300
Net loss	—	—	—	—	(12,794,493)	(12,794,493)

Balance, December 31, 2019	15,332,042	$1,533	$227,657,758	$—	$(212,114,385)	$15,544,906

See accompanying notes.

CONTRAFECT CORPORATION

Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(12,794,493)	$(37,684,424)	$(15,517,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	169,159	151,292	187,249
Stock-based compensation expense	1,446,549	1,555,523	1,623,128
Issuance costs allocated to warrants	—	—	905,014
Change in fair value of warrant liabilities	(14,712,685)	7,232,226	(11,532,978)
Decrease in deferred rent	—	(25,058)	(290,199)
Net amortization of premium paid on marketable securities	171,111	486,736	831,793
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current and non-current assets	(1,262,809)	897,447	(1,059,502)
(Decrease) increase in accounts payable, accrued liabilities and other liabilities	(444,725)	1,127,409	324,160

Net cash used in operating activities	(27,427,893)	(26,258,849)	(24,528,993)
Cash flows from investing activities
Purchases of marketable securities	—	(23,846,176)	(53,162,598)
Proceeds from maturities of marketable securities	21,991,125	41,130,888	43,802,957
Purchases of property and equipment	(19,999)	(133,488)	—

Net cash provided by (used in) investing activities	21,971,126	17,151,224	(9,359,641)
Cash flows from financing activities
Proceeds from issuance of equity securities	23,034,000	11,500,000	40,000,000
Payment of financing costs of securities sold	(1,713,410)	(1,072,607)	(2,923,304)
Proceeds from exercise of warrants	—	5,503	—

Net cash provided by financing activities	21,320,590	10,432,896	37,076,696

Net increase in cash and cash equivalents	15,863,823	1,325,271	3,188,062
Cash and cash equivalents at beginning of period	8,320,317	6,995,046	3,806,984

Cash and cash equivalents at end of period	$24,184,140	$8,320,317	$6,995,046

Supplemental disclosures of cash flow information
Prepaid expenses in accrued liabilities	$4,096,832	$—	$—
Right-of-use assets obtained in exchange for lease obligations	$4,148,672	$—	$—
Leasehold improvement obtained in exchange for lease incentive obligations	$189,227	$—	$—
Issuance of warrants to purchase common stock	$—	$—	$12,383,435

See accompanying notes.

ContraFect Corporation

Notes to Financial Statements

December 31, 2019

1. Organization and Description of Business

Organization and Business

ContraFect Corporation (the “Company”) is a clinical-stage biotechnology company focused on the discovery and development of direct lytic agents (“DLAs”), including lysins and amurin peptides, as new medical modalities for the treatment of life-threatening, antibiotic-resistant infections. The Company intends to address antibiotic-resistant infections using product candidates from our lysin and amurin peptide platforms. DLAs are fundamentally different than antibiotics and offer a potential paradigm shift in the treatment of antibiotic-resistant infections. The Company’s most advanced product candidate is exebacase, a lysin which targets Staph aureus, including methicillin-resistant strains, which causes serious infections such as bacteremia, pneumonia and osteomyelitis. Staph aureus is also a frequent source of biofilm-dependent infections of heart valves (endocarditis), prosthetic joints, indwelling devices and catheters. These infections result in significant morbidity and mortality despite current antibiotic therapy. Exebacase is being studied in a pivotal Phase 3 superiority study to evaluate its safety, tolerability, efficacy and pharmacokinetics when used in addition to background standard of care antibacterial therapy for the treatment of Staph aureus bacteremia, including right-sided endocarditis in adult patients.

The Company has incurred losses from operations since inception as a research and development organization and has an accumulated deficit of $212.1 million as of December 31, 2019. For the year ended December 31, 2019, the Company used $27.4 million of cash in operations. The Company expects operating losses and negative cash flows to continue at significant levels in the future as it continues its clinical trials. Without additional funding, the Company believes it will not have sufficient funds to meet its obligations within the next twelve months from the date of issuance of these consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to continue to fund its operations through public or private debt and equity financings, but there can be no assurances that such financing will continue to be available to the Company on satisfactory terms, or at all. As such, under the requirements of Accounting Standard Codification (“ASC”) 205-40, management may not consider the potential for future capital raises in its assessment of the Company’s ability to meet its obligations for the next twelve months. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate its research and development programs, which could adversely affect its business prospects, or the Company may be unable to continue operations.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

On December 18, 2019, the Company completed an underwritten public offering of 2,565,000 shares of its common stock at a public offering price of $3.90 per share, resulting in gross proceeds to the Company of approximately $10.0 million. On December 12, 2019, the Company completed an underwritten public offering of 3,715,000 shares of its common stock at a public offering price of $2.70 per share and a concurrent private placement of 1,111,111 shares of common stock to Pfizer Inc. at a price of $2.70 per share, resulting in gross proceeds to the Company of approximately $13.0 million. The combined net proceeds of both public offerings together with the private placement was $21.3 million after underwriting discounts and commissions and offering expenses payable by the Company.

On August 3, 2018, the Company completed an underwritten public offering of 575,000 shares of its common stock, including shares sold pursuant to the fully exercised overallotment option granted to the underwriters in connection with the offering, at a public offering price of $20.00 per share, resulting in net proceeds to the Company of approximately $10.4 million after underwriting discounts and commissions and offering expenses payable by the Company.

On July 25, 2017, the Company completed an underwritten public offering of 3,200,000 shares of its common stock and warrants to purchase an additional 1,600,000 shares of its common stock at an exercise price of $15.50 per share (the “2017 Offering”). The public offering price was $12.50 per share of common stock and accompanying warrant, resulting in net proceeds to the Company of approximately $37.1 million after underwriting discounts and commissions and offering expenses payable by the Company.

The significant increases in common stock outstanding are expected to impact the year-over-year comparability of the Company’s net loss per share calculations. All share and per share amounts have been adjusted to reflect a one-for-ten reverse stock split effected on February 3, 2020.

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

Segment and Geographic Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. The Company and the chief decision maker view the Company’s operations and manage its business as one operating segment. The Company operates in only one geographic segment.

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

The Company currently relies on a single manufacturer of exebacase drug substance and drug product, located in the United Kingdom, and there is no long-term supply agreement in place. A sustained disruption in the operations of this manufacturer or in the event the Company would need to change to a new supplier, could result into a significant delay in the ability of the Company to complete the activities needed to support a Biologics License Application for, and, if approved, commercialization of exebacase.

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

Marketable Securities

Marketable securities consist of investments in corporate debt and U.S. Treasury securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. The Company classifies marketable securities available to fund current operations as current assets on its consolidated balance sheets. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in interest income in the consolidated statement of operations and comprehensive loss on a specific-identification basis. There were no realized gains or losses on marketable securities for the years ended December 31, 2019, 2018 or 2017. There were no marketable securities that had been in an unrealized loss position for more than 12 months as of December 31, 2018. The Company held no marketable securities as of December 31, 2019.

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

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

The Company had no liabilities classified as Level 1 or Level 2. The carrying amounts reported in the accompanying financial statements for accounts payable and accrued expenses approximate their respective fair values due to their short-term maturities. The fair value of the warrant liabilities are discussed in Note 4, “Fair Value Measurements.”

Property, Office Equipment, and Leasehold Improvements

Property and equipment are recorded at cost less accumulated depreciation. Depreciation of property and equipment is provided by the straight-line method over their estimated useful lives, ranging from three to five years.

Leasehold improvements are amortized on a straight-line basis over the useful life of the improvement or the initial lease term, whichever is shorter. Costs for normal repair and maintenance are charged to expense as incurred.

Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. As of December 31, 2019 and 2018, no impairment of long-lived assets has occurred.

Deferred Rent

The Company has an operating lease for office and laboratory space. Rent expense is recorded on a straight-line basis over the initial lease term. The difference between the actual cash paid and the straight-line rent expense is recorded as deferred rent as of December 31, 2018.

Research and Development Costs

Research and development costs are charged to expense as incurred and are typically made up of salaries and benefits, clinical trial activities, drug development and manufacturing costs, and third-party service fees, including for clinical research organizations and investigative sites. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided by vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid expenses and other current assets or accrued liabilities.

Share-based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and non-employee directors, including employee stock options. Compensation expense based on the grant date fair value is generally amortized over the requisite service period of the award on a straight-line basis. For non-employees, effective January 1, 2019, unvested option compensation expense is based on the adoption date fair value and is amortized over the service period on a straight-line basis.

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

The Company is subject to federal, state and local taxes and follows a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the position is “more likely than not” to be sustained assuming examination by tax authorities. Management has reviewed the Company’s tax positions for all open tax years (tax years ended December 31, 2008 through December 31, 2019) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. There are no income tax audits in progress as of December 31, 2019.

Grants

The Company recognizes a receivable and the related reduction in its research and development expenses when the actual reimbursable costs have been incurred and there is reasonable assurance that the Company has complied with the conditions of the grants and the amounts will be received. For the years ended December 31, 2019 and 2018, the Company recognized a reduction to its research and development expense in the amount of approximately $3.6 million and $1.2 million, respectively. The receivable for grants as of December 31, 2019 and 2018 was approximately $1.1 million and $0.5 million, respectively, and is included in prepaid expenses and other current assets. The Company has approximately $8.3 million of approved grant award funding remaining as of December 31, 2019.

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

Recently Adopted Accounting Pronouncements

Leases

The Company adopted Accounting Standards Update No. 2016-02-Leases (Topic 842), as of January 1, 2019, using the optional modified retrospective approach with no cumulative-effect adjustment to equity as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under previous lease guidance. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which among other things, allowed it to carry forward the historical lease classification of those leases in place as of January 1, 2019 and to not separate lease and non-lease components when the requisite criteria is met to be treated as such. The Company determined that the only contract containing a lease was the lease of its corporate headquarters at 28 Wells Avenue in Yonkers, New York (see “Note 8—Commitments” in these consolidated financial statements for a description of the leases).

The Company recognizes right-of-use (ROU) assets at the inception of the arrangement as the present value of the lease payments plus our initial direct costs, if any, less any lease incentives. The corresponding liability is computed as the present value of the lease payments at inception. Assets are classified as either operating or finance ROU assets according to the classification criteria in Topic 842. The present value of the lease payments is computed using the rate implicit in the lease, if known, or the Company’s incremental borrowing rate. Operating lease costs are charged to operations on a straight-line basis over the term of the lease. Under the Company’s policy, it does not record an ROU asset or corresponding liability for arrangements where the initial lease term is one year or less. Those leases are expensed on a straight-line basis over the term of the lease.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued a new Accounting Standards Update, Financial Instruments-Credit Losses (ASU 2016-13). ASU 2016-13 amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities be recorded through an allowance for such losses rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The new standard is effective for interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact that this new standard will have on its financial statements and related disclosures.

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

3. Marketable Securities

The Company held no marketable securities as of December 31, 2019. Marketable securities at December 31, 2018 consisted of the following:

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

At December 31, 2018, the Company held 22 debt securities that individually and in total were in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at December 31, 2018 was $19,544,246. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It was not more likely than not that the Company would have been required to sell the securities prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2018.

4. Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018:

	Fair Value Measurement As of December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$21,433,639	$—	$—
Warrant liabilities	—	—	6,068,978

Total	$21,433,639	$—	$6,068,978

	Fair Value Measurement As of December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$6,850,772	$—	$—
Marketable securities	22,131,936	—	—
Warrant liabilities	—	—	20,781,663

Total	$28,982,708	$—	$20,781,663

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

	As of December 31, 2019	As of December 31, 2018
Expected volatility	121.4%	72.6%
Remaining contractual term (in years)	1.58	2.58
Risk-free interest rate	1.59%	2.46%
Expected dividend yield	—%	—%

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

	As of December 31, 2019	As of December 31, 2018
Expected volatility	104.2%	87.3%
Remaining contractual term (in years)	2.58	3.58
Risk-free interest rate	1.60%	2.49%
Expected dividend yield	—%	—%

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2019, 2018 and 2017:

Warrant liabilities

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of period	$20,781,663	$13,549,437	$12,698,980
Issuance of 2017 Warrants	—	—	12,383,435
Change in fair value	(14,712,685)	7,232,226	(11,532,978)

Balance at end of period	$6,068,978	$20,781,663	$13,549,437

The key inputs into the Black-Scholes option pricing model are the per share value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liability.

5. Property, Equipment, and Leasehold Improvements

Property, equipment, and leasehold improvements, at cost, consisted of:

	December 31,
	2019	2018
Computer equipment	$19,691	$19,691
Furniture	434,697	434,697
Lab equipment	1,864,368	1,844,369
Leasehold improvements	2,028,013	1,855,004

	4,346,769	4,153,761
Less: accumulated depreciation and amortization	(3,246,821)	(3,077,662)

	$1,099,948	$1,076,099

Depreciation expense was $169,159, $151,292 and $187,249 for the years ended December 31, 2019, 2018 and 2017, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2019	2018
Accrued research and clinical development service fees	$3,865,146	$2,076,764
Accrued compensation costs	1,621,008	1,585,689
Accrued professional fees	842,613	433,498
Accrued insurance costs	231,477	—
Accrued facilities operation expenses	180,158	232,673
Other accrued expenses	63,387	41,108

	$6,803,789	$4,369,732

7. Net Loss Per Share of Common Stock

Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding.

The following table sets forth the computation of basic and diluted loss per share for common stockholders:

	Year Ended December 31,
	2019	2018	2017
Net loss applicable to common stockholders	$(12,794,493)	$(37,684,424)	$(15,517,658)
Weighted average shares of common stock outstanding	8,283,509	7,606,266	5,559,573

Net loss per share of common stock—basic and diluted	$(1.54)	$(4.95)	$(2.79)

The following potentially dilutive securities outstanding at December 31, 2019, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been antidilutive given the Company’s net loss:

	December 31,
	2019	2018	2017
Options to purchase common stock	1,216,338	718,788	620,015
Warrants to purchase common stock	3,033,910	3,124,303	3,627,010

	4,250,248	3,843,091	4,247,025

8. Commitments and Contingencies

Operating Leases

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

The balance sheet classification of the Company’s lease liabilities was as follows:

Description	December 31, 2019	December 31, 2018
Operating lease liabilities:
Current portion of lease liabilities	$631,889	$—
Long-term portion of lease liabilities	$3,264,128	$—

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

As of December 31, 2019, the maturities of the Company’s operating lease liabilities were as follows:

Amount
Year ending December 31:
2020	$666,391
2021	679,719
2022	693,313
2023	707,179
2024	721,323
Thereafter	2,251,688

Total lease payments	5,719,613
Less: Present value adjustment	(1,823,596)

Operating lease liabilities	$3,896,017

Lease costs under the terms of the Company’s leases for the year ended December 31, 2019 are as follows:

Year Ended December 31, 2019
Operating lease cost (1)	$616,653
Variable lease cost (2)	98,909

Total lease cost	$715,562

(1)	Operating lease payments included in the measurement of the Company’s lease liabilities are comprised of fixed payments according to the terms of the Company’s leases.
(2)

Variable lease payments consist of the Company’s utility costs billed by and paid to its landlord. Variable lease payments are presented as operating expenses in the Company’s Consolidated Statement of Operations in the same line item as expense arising from fixed lease payments and in net cash used in operating activities in the Company’s Statement of Cash Flows.

Rent expense is recognized using the straight-line method over the term of each lease. Rent expense for the years ended December 31, 2018 and 2017, was approximately $618,000 and $587,000, respectively.

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

In consideration for the licenses, we paid Rockefeller license initiation fees in cash and stock and are required to pay annual maintenance fees of $200,000 in 2019 and each year thereafter until the licenses terminate, milestone payments and royalties of up to 5% on net sales from products to Rockefeller. The Company made a milestone payment under the CF-301 License of $430,000 during the year ended December 31, 2019 for the completion of the Phase 2 trial. There were no milestone, royalty or sublicense payments made during the years ended December 31, 2018 and 2017. We are allowed to grant sublicenses to third parties without prior approval, subject to certain conditions and the payment of a certain percentage of all payments we receive from sublicensees.

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

Collaborative Research Agreements

Beginning in October 2009, we entered into a research agreement with Rockefeller where we provided funding for the research. The initial agreement focused on producing and testing monoclonal antibodies against proteins of Staph aureus. On October 24, 2011, we entered into a second research agreement with Rockefeller where we provide funding for the research, to identify lysins, enzymes or small molecules that will kill gram-negative bacteria, and identify and characterize lysins from Clostridia difficile to be engineered into gut commensal bacteria. On October 25, 2016, we entered into a third research agreement with Rockefeller, where we provide funding for the identification of novel lysin therapeutic candidates which target gram-negative pathogens. The research collaboration will focus on gram-negative pathogens such as P. aeruginosa, E. coli, and K. pneumoniae, including antibiotic-resistant strains. The agreements expired on October 24, 2019. Following the expiration of the agreements, each party has a non-exclusive license to use for internal research purposes all research results, including joint intellectual property. If Rockefeller or joint intellectual property develops from these programs, we will have the right-of-first refusal to negotiate to acquire a royalty-bearing license to utilize such intellectual property for commercial purposes.

Separation Agreements

On April 1, 2019, Steven C. Gilman notified the Company of his resignation as President, Chief Executive Officer and Chairman of the board of directors, effective as of April 2, 2019. In connection with his resignation, Dr. Gilman entered into a separation agreement with the Company pursuant to which Dr. Gilman will receive (i) an amount in cash equal to 25% of the annual bonus that Dr. Gilman would have earned for the 2019 calendar year had he remained continuously employed, as determined by the board based on actual performance, which amount, if any, shall be paid to Dr. Gilman in a lump sum at the same time in 2020 as annual performance bonuses for 2019 are paid to the Company’s actively employed executive officers and (ii) payment of the premiums to continue coverage under the Company’s group health plans, if elected, pursuant to COBRA, until December 31, 2019 or, if earlier, the date Dr. Gilman becomes no longer eligible for COBRA or becomes eligible to receive comparable coverage from a subsequent employer. Dr. Gilman will continue to serve as a director of the Company, and was appointed to serve as Vice Chairman of the Board and as Chairman of the

Science and Technology Committee. Dr. Gilman is eligible to receive compensation for his service on the board and its committees in accordance with the Company’s non-employee director compensation program. Dr. Gilman’s service on the board will also constitute his continued service to the Company for purposes of the vesting and post-termination exercise period of each option to purchase shares of the Company’s common stock held by Dr. Gilman as of his resignation.

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

9. Capital Structure

Common Stock

As of December 31, 2019, the Company was authorized to issue 200,000,000 shares of common stock at $0.0001 par value per share.

Follow-on Offerings

On December 18, 2019, the Company completed an underwritten public offering of 2,565,000 shares of its common stock resulting in gross proceeds to the Company of approximately $10.0 million. On December 12, 2019, the Company completed an underwritten public offering of 3,715,000 shares of its common stock and a concurrent private placement of 1,111,111 shares of common stock to Pfizer Inc. resulting in total gross proceeds to the Company of approximately $13.0 million. The combined net proceeds of both public offerings together with the private placement was $21.3 million after underwriting discounts and commissions and offering expenses payable by the Company.

On August 3, 2018, the Company sold 575,000 shares of its common stock in an underwritten offering, including shares sold pursuant to the fully exercised overallotment option granted to the underwriters in connection with the offering, for gross proceeds of $11.5 million. The Company received net proceeds of approximately $10.4 million after underwriting discounts and commissions and offering expenses payable by the Company.

On July 25, 2017, the Company sold 3,200,000 shares of its common stock and warrants to purchase an additional 1,600,000 shares of its common stock in an underwritten offering for gross proceeds of $40 million (the “2017 Offering”). The Company received net proceeds of approximately $37.1 million after underwriting discounts and commissions and offering expenses payable by the Company.

On July 27, 2016, the Company sold 1,400,000 shares of its common stock and warrants to purchase an additional 1,400,000 shares of its common stock in an underwritten offering for gross proceeds of $35.0 million (the “2016 Offering”). The Company received net proceeds of approximately $32.0 million after underwriting discounts, commissions and offering expenses payable by the Company.

The Company issued warrants in the 2017 and 2016 Offerings. The 2017 Warrants have an exercise price of $15.50 per share and expire five years from the date of issuance. The 2016 Warrants have an exercise price of $30.00 per share and expire five years from the date of issuance. The 2017 Warrants and 2016 Warrants contain a fundamental transaction provision that obligates the Company to cash settle the warrants under a limited set of conditions not entirely within the Company’s control. Due to this conditional obligation, the Company determined that both the 2017 Warrants and the 2016 Warrants should be classified as liabilities in the Company’s consolidated balance sheet. At issuance, the Company determined the fair value of the 2017 Warrants and 2016 Warrants to be $12.4 million and $18.6 million, respectively, and reclassified these balances from stockholders’ equity to warrant liability. The fair value of these warrants is re-measured at each reporting period and changes in fair value are recognized in the consolidated statement of operations (see Note 4, “Fair Value Measurements”). Additionally, the Company allocated approximately $0.9 million and $1.6 million of issuance costs to the 2017 Warrants and 2016 Warrants, respectively, based on the proportion of the proceeds allocated to the fair value of the warrants. The allocated issuance costs were expensed as other expense in the Company’s consolidated statement of operations.

Private Placement

On June 12, 2015, the Company closed a private placement of its securities with a group of institutional investors (the “PIPE”). Each investor received one share of common stock and a warrant to purchase one-half share of common stock at a price of $42.30 per common share purchased. The closing of the PIPE resulted in the issuance of an aggregate of 472,812 common shares and warrants to purchase an additional 236,406 shares of common stock at an exercise price of $80.00 per full share (the “PIPE Warrants”). None of the PIPE Warrants were exercised prior to expiration on June 12, 2018 and therefore have been terminated and are no longer exercisable. The Company received net proceeds from the PIPE of $18.3 million, after deducting expenses payable by the Company.

The placement agents in the PIPE received warrants to purchase 4% of the total number of shares of common stock sold in the PIPE (the “Placement Agent Warrants”), for a total of 18,903 shares of common stock underlying the Placement Agent Warrants. The Placement Warrants became exercisable upon issuance at an exercise price of $46.50 per share and expire on June 11, 2020.

The common stock and accompanying PIPE Warrants and Placement Agent Warrants were classified to stockholders’ equity in the Company’s balance sheet.

Representative’s Warrant

The Maxim Group, LLC, the representative of the underwriters in the IPO, received the Representative’s Warrant to purchase 3% of the total number of shares of common stock sold in the IPO, including those shares sold upon the exercise of the over-allotment, for a total of 20,641 shares of common stock underlying the Representative’s Warrant. The Representative’s Warrant became exercisable at an exercise price of $75.00 per share beginning 180 days after the effective date of the Company’s registration statement (January 24, 2015) and expired on August 27, 2019. The Company classified the Representative’s Warrant as a liability since it did not meet the requirements to be included in equity. The fair value of the Representative’s Warrant will be re-measured at each reporting period and changes in fair value will be recognized in the statement of operations (see Note 3, “Fair Value Measurements”).

Convertible Notes

The Company issued approximately $15.0 million aggregate principal amount of its 8.00% Convertible Notes due May 31, 2015 (the “Convertible Notes”) from June 2013 through June 2014. On August 1, 2014, in conjunction with the closing of the Company’s IPO, the principal amount of the Convertible Notes, and all accrued and unpaid interest thereon, automatically converted into 510,998 shares of common stock. Each purchaser of the Convertible Notes also received a warrant which included an exercise price “cap” that was analogous to “down round protection” (the “Note Warrants”). Upon the closing of the IPO and based on the terms of the Note Warrants, the Company determined the total number of shares of the Company’s common stock underlying the Note Warrants to be 332,142 at an exercise price of $30.00 per share. There were 67,070 and 264,518 Note Warrants that expired during 2019 and 2018, respectively, and therefore have been terminated and are no longer exercisable. There are no Note Warrants remaining outstanding as of December 31, 2019.

Voting

The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings.

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of December 31, 2019, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Outstanding options to purchase common stock	1,216,338	718,788
Outstanding warrants to purchase common stock	3,033,910	3,124,303
For future issuance under the 2014 Plan	101,625	282,176

	4,351,873	4,125,267

10. Stock Warrants

As of December 31, 2019 and 2018, the Company had warrants outstanding as shown in the table below.

	December 31,
	2019	2018
Note Warrants (1)	—	67,070
2017 Warrants	1,599,645	1,599,645
2016 Warrants	1,400,000	1,400,000
Representative’s Warrant (2)	—	20,641
Placement Agent Warrants	18,915	18,915
Other warrants (3)	15,350	18,033

Warrants to purchase common stock	3,033,910	3,124,304
Weighted-average exercise price per share	$22.61	$23.10

(1)

During 2019 and 2018 the PIPE Warrants to purchase common stock expired in accordance with their terms. Only 553 of the PIPE Warrants were exercised prior to expiration and the remaining PIPE Warrants were terminated and are no longer exercisable.

(2)

On August 27, 2019, the Representative’s Warrant to purchase common stock expired in accordance with its terms. The Representative’s Warrant was not exercised prior to expiration and has been terminated and is no longer exercisable.

(3)	Other warrants are comprised of warrants issued prior to the Company’s IPO, generally in exchange for services rendered to the Company.

The following table summarizes information regarding the Company’s warrants outstanding and the corresponding exercise price at December 31, 2019:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
≤ $20.00	1,600,216	September 1, 2021 – July 25, 2022
> $20.00	1,433,694	February 12, 2020 – January 5, 2022

	3,033,910

11. Stock Option and Incentive Plans

Amended and Restated 2008 Equity Incentive Plan

In July 2008, the Company adopted the 2008 Equity Incentive Plan (the “Plan”). On February 26, 2013, the board of directors approved an amended and restated plan (the “Amended Plan”) under which the number of shares of common stock available for issuance was 157,143. For new awards, the period that vested awards would remain exercisable upon termination of service was reduced from ten years to two years. The board of directors also increased the number of shares of common stock available under the Company’s Amended Plan on February 24, 2014 and April 29, 2014 to 185,714 and 235,714, respectively. As of the closing of the Company’s IPO, there were no further grants made under the Amended Plan.

2014 Omnibus Incentive Plan

In April 2014, the Company’s board of directors adopted the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s shareholders on July 3, 2014. The 2014 Plan allows for the granting of incentive and non-qualified stock options, restricted stock and stock unit awards, stock appreciation rights and other performance-based awards to the Company’s employees, members of the board of directors and consultants of the Company. On July 28, 2014, the effective date of the 2014 Plan, the number of shares of common stock reserved pursuant to the 2014 Plan was 57,143. The 2014 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2015 and ending on January 1, 2024, equal to the lesser of (i) 4% of the outstanding shares of common stock on December 31 immediately preceding such date or (ii) a lesser amount determined by the Company’s board of directors. Consistent with the provision for an annual increase, an additional 969,685 shares of common stock have been reserved under the 2014 Plan as of December 31, 2019.

The Company recognizes compensation expense for share-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Stock option activity for the year ended December 31, 2019, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	718,796	$31.70
Granted	565,550	4.30
Exercised	—	—
Expired	(53,258)	18.19
Forfeited	(14,750)	11.87

Options outstanding at December 31, 2019	1,216,338	$19.75	7.13	$1,098,143

Vested and exercisable at December 31, 2019	597,665	$33.17	5.43	$100,390

Of the option grants outstanding to purchase 1,216,338 shares of common stock, grants to purchase 65,076 shares of common stock were issued and are outstanding outside the Company’s incentive plans.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $4.30, $1.47 and $1.62, respectively. Total compensation expense recognized amounted to $1,446,549, $1,555,523 and $1,623,128 for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the total remaining unrecognized compensation cost related to unvested stock options was $2,547,923 which will be recognized over a weighted average period of approximately 2.48 years.

The following weighted average assumptions were used to compute the fair value of stock option grants:

	Year Ended December 31,
	2019	2018	2017
Risk free interest rate	2.35%	2.58%	2.07%
Expected dividend yield	—	—	—
Expected term (in years)	6.06	6.02	6.01
Expected volatility	89.7%	82.3%	79.6%

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

12. 401k Savings Plan

In 2010, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. During 2015, the Company established an employer matching program for participants in the 401(k) Plan. The Company incurred approximately $117,000, $104,000 and $100,000 of expense for matching contributions to the 401(k) Plan during the years ended December 31, 2019, 2018 and 2017, respectively.

13. Income Taxes

The Company has available approximately $201,264,000 and $217,774,000 of unused operating loss carryforwards for federal and state tax purposes, respectively, that may be applied against future taxable income. The NOL carryforwards will begin to expire in 2028 and research and development (R&D) credits will begin to expire in 2031 if not utilized prior to that date. The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets. Based on the Company’s history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, no provision for a deferred tax asset has been made for the tax benefits of the net operating loss carryforwards as the entire amount is offset by a valuation allowance. The valuation allowance increased by approximately $7,984,000 and $9,006,000 during the years 2019 and 2018, respectively, and was approximately $62,137,000 and $54,153,000 at December 31, 2019 and 2018, respectively.

The Internal Revenue Code of 1986, as amended (the “Code”) provides for a limitation of the annual use of net operating losses and other tax attributes (such as research and development tax credit carryforwards) following certain ownership changes (as defined by the Code) that could limit the Company’s ability to utilize these carryforwards. At this time, the Company has not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since the Company’s formation, due to the costs and complexities associated with such a study. The Company may have experienced various ownership changes, as defined by the Code, as a result of past financing transactions. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, the Company may not be able to take full advantage of these carryforwards for federal or state income tax purposes.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. For the three years ended December 31, 2019, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not, as yet, conducted a study of R&D credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act lowered the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, the change in the U.S. federal tax rate required the Company to re-measure its federal deferred tax assets and liabilities. Effective for tax years beginning on January 1, 2018, the 2017 Tax Act repealed the performance exception permitting certain executive officer compensation greater than $1 million to be deducted. During the fourth quarter of 2017, the Company reduced its net deferred tax asset balance and offsetting valuation allowance by $18,284,538 for the re-measurement of its U.S. deferred tax balances. There were no changes to the interim re-measurement amount and the Company’s accounting for the 2017 Tax Act is complete.

The principal components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryovers	$56,646,542	$49,294,211
Share-based compensation	1,770,295	1,754,362
R&D tax credits	3,149,249	2,545,920
Accrued compensation and severance	454,128	442,090
Deferred rent	—	198,278
Lease liability	1,101,248	—
Intangible assets	110,178	131,503

Total deferred tax assets	$63,231,640	$54,366,364
Valuation allowance	(62,136,614)	(54,152,886)

Total deferred tax assets net of valuation allowance	$1,095,026	$213,478
Deferred tax liabilities:
Right-of-use asset	(909,271)	—
Depreciation	(185,755)	(213,478)

Total deferred tax liabilities	$(1,095,026)	$(213,478)

Net deferred tax asset (liability)	$—	$—

A reconciliation of the statutory U.S. Federal rate to the company’s effective tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal income tax benefit at statutory rate	(21.00)%	(21.00)%	(34.00)%
State income tax, net of federal benefit	(15.09)	(5.64)	(9.95)
Permanent items including change in fair value of warrants	(21.87)	4.80	(22.03)
Change in valuation allowance	62.56	23.95	(50.33)
R&D tax credits	(4.72)	(2.11)	(3.02)
Deferred re-measurement	—	—	118.03
Other	0.12	—	(1.30)

Effective income tax (benefit) expense rate	0%	0%	0%

14. Selected Quarterly Financial Data (Unaudited)

The following tables show a summary of the Company’s unaudited quarterly financial data for each of the four quarters of 2019 and 2018:

	2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Loss from operations	$(6,361,733)	$(7,407,479)	$(7,626,575)	$(6,470,661)
Net income (loss)	$11,587,015	$(8,666,906)	$(5,359,118)	$(10,355,484)
Net income (loss) per share of common stock, basic and diluted	$1.46	$(1.09)	$(0.67)	$(1.11)

	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Loss from operations	$(6,984,169)	$(7,496,454)	$(7,799,290)	$(8,844,512)
Net (loss) income	$(19,106,481)	$(20,135,892)	$(4,377,747)	$5,935,696
Net (loss) income per share of common stock, basic and diluted	$(2.59)	$(2.73)	$(0.57)	$0.75

15. Subsequent Event

In February 2020, the Board of Directors of the Company approved a 1-for-10 reverse stock-split of the Company’s outstanding shares of common stock, warrants and options outstanding and available for future issuance. The stock split became effective on February 3, 2020. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect this reverse stock split. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately decreased and the respective per share value and exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. In addition, the Board of Directors approved a decrease in the number of authorized shares of common stock from 200,000,000 shares to 125,000,000 shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTRAFECT CORPORATION

Date: March 18, 2020	By:	/s/ Roger J. Pomerantz, M.D., F.A.C.P.
Roger J. Pomerantz, M.D., F.A.C.P.. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger J. Pomerantz, M.D., F.A.C.P. Roger J. Pomerantz, M.D., F.A.C.P.	President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	March 18, 2020

/s/ Michael Messinger Michael Messinger	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2020

/s/ Sol J. Barer, Ph.D. Sol J. Barer, Ph.D.	Lead Independent Director	March 18, 2020

/s/ Steven C. Gilman, Ph.D. Steven C. Gilman, Ph.D.	Vice Chairman of the Board	March 18, 2020

/s/ David N. Low, Jr. David N. Low, Jr.	Director	March 18, 2020

/s/ Michael J. Otto, Ph.D. Michael J. Otto, Ph.D.	Director	March 18, 2020

/s/ Cary W. Sucoff Cary W. Sucoff	Director	March 18, 2020