Form 10-Q
period 2020-03-31
CONTRAFECT Corp
filed 2020-05-15
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s Common Stock outstanding as of May 6, 2020 was 15,332,042.

CONTRAFECT CORPORATION

FORWARD LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, our beliefs regarding lysins, future operations, future financial position, the sufficiency of our cash and cash equivalents and marketable securities, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “targets”, “may”, “plans”, “projects”, “potential”, “will”, “would”, “could” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All such forward-looking statements involve significant risks and uncertainties, including, but not limited to, statements regarding:

•	the success, cost, timing and potential indications of our product development activities and clinical trials;

•	our ability to advance into and through clinical development and ultimately obtain U.S. Food and Drug Administration (“FDA”) approval for our product candidates;

•	our research and development plans and ability to bring forward additional product candidates into preclinical and clinical development;

•	our expectations regarding the impact of COVID-19 on our business, operations and financial performance and position;

•	the rate and degree of market acceptance of our product candidates and our expectations regarding the size of the commercial markets for our product candidates;

•	our future marketing and sales programs;

•	the effect of competition and proprietary rights of third parties;

•	the availability of and our ability to obtain additional financing and to continue as a going concern;

•	the effects of existing and future federal, state and foreign regulations;

•	the seeking of joint development, licensing or distribution and collaboration and marketing arrangements with third parties; and

•	the period of time for which our existing cash and cash equivalents will enable us to fund our operations.

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

CONTRAFECT CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTRAFECT CORPORATION

Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$10,631,943	$24,184,140
Marketable securities	6,018,894	—
Prepaid expenses and other current assets	5,632,510	6,575,375

Total current assets	22,283,347	30,759,515
Property and equipment, net	1,052,169	1,099,948
Operating lease right-of-use assets	2,987,806	3,043,826
Other assets	105,420	105,420

Total assets	$26,428,742	$35,008,709

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,634,890	$2,622,272
Accrued liabilities	1,633,881	6,803,789
Current portion of lease liabilities	634,932	631,889

Total current liabilities	8,903,703	10,057,950
Warrant liabilities	5,653,145	6,068,978
Long-term portion of lease liabilities	3,190,626	3,264,128
Other liabilities	72,747	72,747

Total liabilities	17,820,221	19,463,803
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 125,000,000 shares authorized, 15,332,042 shares issued and outstanding at March 31, 2020; 200,000,000 shares authorized, 15,332,042 shares issued and outstanding at December 31, 2019	1,533	1,533
Additional paid-in capital	228,290,660	227,657,758
Accumulated other comprehensive income	9,199	—
Accumulated deficit	(219,692,871)	(212,114,385)

Total stockholders’ equity	8,608,521	15,544,906

Total liabilities and stockholders’ equity	$26,428,742	$35,008,709

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$5,104,441	$4,107,140
General and administrative	2,959,900	2,254,593

Total operating expenses	8,064,341	6,361,733

Loss from operations	(8,064,341)	(6,361,733)
Other income:
Interest income	70,022	149,119
Change in fair value of warrant liabilities	415,833	17,799,629

Total other income	485,855	17,948,748

Net (loss) income	$(7,578,486)	$11,587,015

Per share information:
Net (loss) income per share of common stock, basic and diluted	$(0.49)	$1.46

Basic and diluted weighted average shares outstanding	15,332,042	7,940,931

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(7,578,486)	$11,587,015
Other comprehensive income:
Unrealized gain on available-for-sale securities	9,199	31,336

Comprehensive (loss) income	$(7,569,287)	$11,618,351

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	15,332,042	$1,533	$227,657,758	$—	$(212,114,385)	$15,544,906
Share-based compensation	—	—	632,902	—	—	632,902
Unrealized gain on marketable securities	—	—	—	9,199	—	9,199
Net loss	—	—	—	—	(7,578,486)	(7,578,486)

Balance, March 31, 2020	15,332,042	$1,533	$228,290,660	$9,199	$(219,692,871)	$8,608,521

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	7,940,931	$794	$204,891,358	$(30,300)	$(199,319,892)	$5,541,960
Share-based compensation	—	—	323,774	—	—	323,774
Unrealized gain on marketable securities	—	—	—	31,336	—	31,336
Net income	—	—	—	—	11,587,015	11,587,015

Balance, March 31, 2019	7,940,931	$794	$205,215,132	$1,036	$(187,732,877)	$17,484,085

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(7,578,486)	$11,587,015
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	42,373	42,040
Stock-based compensation expense	632,902	323,774
Change in fair value of warrant liabilities	(415,833)	(17,799,629)
Net amortization of (discount) premium on marketable securities	(6,818)	45,643
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current and non-current assets	933,832	(1,070,468)
Decrease in accounts payable, accrued liabilities and other liabilities	(1,157,290)	(453,101)

Net cash used in operating activities	(7,549,320)	(7,324,726)
Cash flows from investing activities
Purchases of marketable securities	(9,999,457)	—
Proceeds from sales of marketable securities	3,996,580	5,850,000
Purchases of property and equipment	—	(19,999)

Net cash (used in) provided by investing activities	(6,002,877)	5,830,001
Cash flows from financing activities

Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(13,552,197)	(1,494,725)
Cash and cash equivalents at beginning of period	24,184,140	8,320,317

Cash and cash equivalents at end of period	$10,631,943	$6,825,592

Supplemental disclosures of cash flow information:
Right-of-use assets obtained in exchange for lease obligations	$—	$4,148,672
Leasehold improvement obtained in exchange for lease incentive obligations	$—	$189,227

See accompanying notes.

CONTRAFECT CORPORATION

Notes to Unaudited Consolidated Financial Statements

March 31, 2020

1. Organization and Description of Business

Organization and Business

ContraFect Corporation (the “Company”) is a clinical-stage biotechnology company focused on the discovery and development of direct lytic agents (“DLAs”), including lysins and amurin peptides, as new medical modalities for the treatment of life-threatening, antibiotic-resistant infections. The Company intends to address antibiotic-resistant infections using product candidates from our lysin and amurin peptide platforms. DLAs are fundamentally different than antibiotics and offer a potential paradigm shift in the treatment of antibiotic-resistant infections. The Company’s most advanced product candidate is exebacase, a lysin which targets Staph aureus, including methicillin-resistant strains, which causes serious infections such as bacteremia, pneumonia and osteomyelitis. Staph aureus is also a common cause of biofilm-driven infections of heart valves (endocarditis), prosthetic joints, indwelling devices and catheters. These infections result in significant morbidity and mortality despite current antibiotic therapy. Exebacase is being studied in a pivotal Phase 3 superiority study to confirm efficacy and safety when used in addition to background standard of care antibiotic therapy for the treatment of Staph aureus bacteremia, including right-sided endocarditis. The Phase 2 data for MRSA-infected patients treated with exebacase, which demonstrated superior outcomes in clinical response at Day 14 and in 30-day all-cause mortality, as well as health economics benefits, provided the basis for the Phase 3 study design and Breakthrough Therapy designation.

The Company has incurred losses from operations since inception as a research and development organization and has an accumulated deficit of $219.7 million as of March 31, 2020. For the three months ended March 31, 2020, the Company used $7.5 million of cash in operations. The Company expects operating losses and negative cash flows to continue at significant levels in the future as it continues its clinical trials. Without additional funding, the Company believes it will not have sufficient funds to meet its obligations within the next twelve months from the date of issuance of these consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to continue to fund its operations through public or private debt and equity financings, but there can be no assurances that such financing will continue to be available to the Company on satisfactory terms, or at all. As such, under the requirements of Accounting Standard Codification (“ASC”) 205-40, management may not consider the potential for future capital raises in its assessment of the Company’s ability to meet its obligations for the next twelve months. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate its research and development programs, which could adversely affect its business prospects, or the Company may be unable to continue operations.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2019 was derived from the Company’s audited consolidated financial statements. The Company’s audited consolidated financial statements as of and for the year ended December 31, 2019, including all related disclosures and the complete listing of significant accounting policies as described in Note 2 thereof, are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 18, 2020.

In the opinion of management, the unaudited financial information as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of Consolidation

The Company has a wholly-owned subsidiary, ContraFect International Limited, in Scotland that establishes legal status for interactions with the European Economic Area. This subsidiary is dormant or is otherwise non-operative. Any inter-company accounts have been eliminated in consolidation.

Significant Risks and Uncertainties

The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to, the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, the Company’s products, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, the Company’s ability to raise capital and the effects of the novel coronavirus, or COVID-19, on the Company’s business, operations and financial performance and position.

During the three months ended March 31, 2020, COVID-19, was declared a pandemic and spread to multiple regions across the globe, including the United States and Europe. The outbreak and government measures taken in response have had an impact, both directly and indirectly, on the Company. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, research and development costs and clinical trial progress, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international vendors, suppliers and investors.

There was no impact from the effects of the COVID-19 pandemic on the Company’s financial statements for the quarter ended March 31, 2020. Given the daily evolution of the pandemic and the global responses to curb its spread, the Company is not currently able to estimate the effects, if any, of the COVID-19 pandemic on its future results of operations, financial condition, or liquidity.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to accruals, fair value measurements, stock-based compensation, warrant valuation and income taxes. The Company’s actual results may differ from these estimates under different assumptions or conditions, including the effects of significant risks and uncertainties.

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

Marketable Securities

Marketable securities consist of investments in U.S. Treasury securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. The Company classifies marketable securities available to fund current operations as current assets on its consolidated balance sheets. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive income (loss) in the consolidated statements of comprehensive income (loss), until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in interest income in the consolidated statement of operations and comprehensive loss on a specific-identification basis. There were no realized gains or losses on marketable securities for the three months ended March 31, 2020 or 2019. There were no marketable securities that had been in an unrealized loss position for more than 12 months as of March 31, 2020 or 2019.

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

The carrying amounts reported in the accompanying financial statements for accounts payable and accrued expenses approximate their respective fair values due to their short-term maturities. The fair value of the warrant liabilities is discussed in Note 4—“Fair Value Measurements.”

Stock-based Compensation

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

Grants

The Company recognizes a receivable and the related reduction in its research and development expenses when the actual reimbursable costs have been incurred and there is reasonable assurance that the Company has complied with the conditions of the grants and the amounts will be received. For the three months ended March 31, 2020 and 2019, the Company recognized a reduction to its research and development expense in the amount of approximately $1.5 million and $0.7 million, respectively. The receivable for grants as of March 31, 2020 and December 31, 2019 was approximately $1.7 million and $1.1 million, respectively, and is included in prepaid expenses and other current assets on the balance sheet. The Company has approximately $6.8 million of approved grant award funding remaining as of March 31, 2020.

Net (Loss) Income Per Share

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net (loss) income per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of a dilutive net loss per share calculation, stock options and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive given the Company’s net loss. Common stock equivalents may also be excluded from the calculation of diluted net income per share if the exercise prices exceed the average market price for the reporting period.

Recently Adopted Accounting Pronouncements

Disclosure Requirements for Fair Value Measurements

The Company adopted Accounting Standards Update, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, (ASU 2018-13), as of January 1, 2020. The new standard removes certain disclosures, modifies certain disclosures and adds additional disclosures related to fair value measurement. The new standard had no impact on the Company’s disclosures.

Leases

The Company adopted Accounting Standards Update No. 2016-02-Leases (Topic 842), as of January 1, 2019, using the optional modified retrospective approach with no cumulative-effect adjustment to equity as of January 1, 2019. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which among other things, allowed it to carry forward the historical lease classification of those leases in place as of January 1, 2019 and to not separate lease and non-lease components when the requisite criteria is met to be treated as such. The Company determined that the only contract containing a lease was the lease of its corporate headquarters at 28 Wells Avenue in Yonkers, New York (see Note 7—“Commitments” in these consolidated financial statements for a description of the leases).

We recognize right-of-use (“ROU”) assets at the inception of the arrangement as the present value of the lease payments plus our initial direct costs, if any, less any lease incentives. The corresponding liability is computed as the present value of the lease payments at inception. Assets are classified as either operating or finance ROU assets according to the classification criteria in ASC 842. The present value of the lease payments is computed using the rate implicit in the lease, if known, or our incremental borrowing rate. Operating lease costs are charged to operations on a straight-line basis over the term of the lease. Under our policy, we do not record a ROU asset or corresponding liability for arrangements were the initial lease term is one year or less. Those leases are expensed on a straight-line basis over the term of the lease.

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

3. Marketable Securities

Marketable securities at March 31, 2020 consisted of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasury securities	$6,009,695	$9,199	$—	$6,018,894

The Company held no marketable securities as of December 31, 2019.

U.S. Treasury securities include government debt instruments issued by the U.S. Department of the Treasury. At March 31, 2020, the Company held only investments that have maturities of less than one year and no securities were in an unrealized loss position.

4. Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	Fair Value Measurement as of March 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$6,836,611	$—	$—
Marketable securities	6,018,894	—	—
Warrant liabilities	—	—	5,653,145

Total	$12,855,505	$—	$5,653,145

	Fair Value Measurement as of December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$21,433,639	$—	$—
Warrant liabilities	—	—	6,068,978

Total	$21,433,639	$—	$6,068,978

The Company issued warrants to the purchasers of its 2016 Offering (the “2016 Warrants”). The Company determined that these warrants should be classified as a liability and considered as a Level 3 financial instrument (see also Note 8—“Capital Structure”). The 2016 Warrants are re-measured at each subsequent reporting period and changes in fair value are recognized in the consolidated statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	As of March 31, 2020	As of December 31, 2019
Expected volatility	137.2%	121.4%
Remaining contractual term (in years)	1.33	1.58
Risk-free interest rate	0.19%	1.59%
Expected dividend yield	—%	—%

The Company issued warrants to the purchasers of its 2017 Offering (the “2017 Warrants”). The Company determined that these warrants should be classified as a liability and considered as a Level 3 financial instrument (see also Note 8—“Capital Structure”). The 2017 Warrants are re-measured at each subsequent reporting period and changes in fair value are recognized in the consolidated statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	As of March 31, 2020	As of December 31, 2019
Expected volatility	113.3%	104.2%
Remaining contractual term (in years)	2.33	2.58
Risk-free interest rate	0.25%	1.60%
Expected dividend yield	—%	—%

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019:

Warrant liabilities

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$6,068,978	$20,781,663
(Decrease) increase in fair value (1)	(415,833)	(17,799,629)

Balance at end of period	$5,653,145	$2,982,034

(1)	The change in fair values of the warrant liabilities is recorded in other income (expense) in the consolidated statement of operations.

The key inputs into the Black-Scholes option pricing model are the current per-share value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liabilities.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2020	December 31, 2019
Accrued professional fees	$530,200	$842,613
Accrued research and development service fees	473,710	3,865,146
Accrued compensation costs	383,649	1,621,008
Accrued facilities operation expenses	172,281	180,158
Accrued insurance costs	58,201	231,477
Other accrued liabilities	15,840	63,387

Total accrued liabilities	$1,633,881	$6,803,789

6. Net (Loss) Income Per Share of Common Stock

Diluted net (loss) income per share is the same as basic net (loss) income per share for all periods presented because the effects of potentially dilutive items were anti-dilutive. Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding.

The following table sets forth the computation of basic and diluted net (loss) income per share for common stockholders:

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(7,578,486)	$11,587,015
Weighted average shares of common stock outstanding	15,332,042	7,940,931

Net (loss) income per share of common stock—basic and diluted	$(0.49)	$1.46

The following potentially dilutive securities outstanding at March 31, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	March 31,
	2020	2019
Options to purchase common stock	1,818,588	908,474
Warrants to purchase common stock	3,033,196	3,098,711

Total	4,851,784	4,007,185

7. Commitments

Leases

As described further in Note 2—“Summary of Significant Accounting Policies”, we adopted Topic 842 as of January 1, 2019.

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

The balance sheet classification of the Company’s lease liabilities was as follows:

Description	March 31, 2020	December 31, 2019
Operating lease liabilities:
Current portion of lease liabilities	$634,932	$631,889
Long-term portion of lease liabilities	$3,190,626	$3,264,128

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

As of March 31, 2020, the maturities of our operating lease liabilities were as follows:

Amount
April 1, 2020-December 31, 2020	$499,793
Year ending December 31:
2021	679,719
2022	693,313
2023	707,179
2024	721,323
Thereafter	2,251,688

Total lease payments	5,553,015
Less: Present value adjustment	(1,727,457)

Operating lease liabilities	3,825,558

Lease costs under the terms of the Company’s leases for the three months ended March 31, 2020 and 2019 were as follows:

	March 31,
	2020	2019
Operating lease cost (1)	$153,288	$153,372
Variable lease costs (2)	21,353	17,689

Total lease cost	$174,641	$171,061

(1)	Operating lease payments included in the measurement of the Company’s lease liabilities are comprised of fixed payments according to the terms of the Company’s leases.

(2)

Variable lease payments consist of the Company’s utility costs billed by and paid to its landlord. Variable lease payments are presented as operating expenses in the Company’s Consolidated Statement of Operations in the same line item as expense arising from fixed lease payments and in net cash used in operating activities in the Company’s Statement of Cash Flows.

8. Capital Structure

Common Stock

In February 2020, the Company’s board of directors approved a 1-for-10 reverse stock-split of the Company’s outstanding shares of common stock, warrants and options and options available for future issuance. The stock split became effective on February 3, 2020. Accordingly, all share and per share amounts for prior periods in the accompanying financial statements and notes have been retroactively adjusted, where applicable, to reflect this reverse stock split. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately decreased and the respective per share value and exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. In addition, the board of directors approved a decrease in the number of authorized shares of common stock from 200,000,000 shares to 125,000,000 shares.

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

The Company issued warrants in the 2017 and 2016 Offerings. The 2017 Warrants have an exercise price of $15.50 per share and expire five years from the date of issuance. The 2016 Warrants have an exercise price of $30.00 per share and expire five years from the date of issuance. The 2017 Warrants and 2016 Warrants contain a fundamental transaction provision that obligates the Company to cash settle the warrants under a limited set of conditions not entirely within the Company’s control. Due to this conditional obligation, the Company determined that both the 2017 Warrants and the 2016 Warrants should be classified as liabilities in the Company’s consolidated balance sheet. At issuance, the Company determined the fair value of the 2017 Warrants and 2016 Warrants to be $12.4 million and $18.6 million, respectively, and reclassified these balances from stockholders’ equity to warrant liability. The fair value of these warrants is re-measured at each reporting period and changes in fair value are recognized in the consolidated statement of operations (see Note 4—“Fair Value Measurements”). Additionally, the Company allocated approximately $0.9 million and $1.6 million of issuance costs to the 2017 Warrants and 2016 Warrants, respectively, based on the proportion of the proceeds allocated to the fair value of the warrants. The allocated issuance costs were expensed as other expense in the Company’s consolidated statement of operations.

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

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of March 31, 2020, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Outstanding options to purchase common stock	1,818,588	1,216,338
Outstanding warrants to purchase common stock	3,033,196	3,033,910
For future issuance under the 2014 Plan	112,657	101,625

	4,964,441	4,351,873

9. Stock Warrants

As of March 31, 2020 and December 31, 2019, the Company had warrants outstanding as shown in the table below.

	March 31, 2020	December 31, 2019
2017 Warrants	1,599,645	1,599,645
2016 Warrants	1,400,000	1,400,000
Placement Agent Warrants	18,915	18,915
Other warrants (1)	14,636	15,350

Warrants to purchase common stock	3,033,196	3,033,910

Weighted-average exercise price per share	$22.60	$22.61

(1)	Other warrants are comprised of warrants issued prior to the Company’s initial public offering (“IPO”), generally in exchange for services rendered to the Company.

The following table summarizes information regarding the Company’s warrants outstanding at March 31, 2020:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
≤ $20.00	1,600,216	September 1, 2021 – July 25, 2022
> $20.00	1,432,980	April 12, 2020 – January 5, 2022

	3,033,196

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

2014 Omnibus Incentive Plan

In April 2014, the Company’s board of directors adopted the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s stockholders on July 3, 2014. The 2014 Plan allows for the granting of incentive and non-qualified stock options, restricted stock and stock unit awards, stock appreciation rights and other performance-based awards to the Company’s employees, members of the board of directors and consultants of the Company. On July 28, 2014, the effective date of the 2014 Plan, the number of shares of common stock reserved pursuant to the 2014 Plan was 57,143. The 2014 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ended December 31, 2015 and ending on January 1,

2024, equal to the lesser of (i) 4% of the outstanding shares of common stock on December 31 immediately preceding such date or (ii) a lesser amount determined by the Company’s board of directors. Consistent with the provision for an annual increase, an additional 1,582,967 shares of common stock have been reserved under the 2014 Plan as of December 31, 2019.

The Company recognized compensation expense for share-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the three months ended March 31, 2020, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	1,216,338	$19.75
Granted	634,500	10.78
Exercised	—	—
Expired	(8,000)	27.77
Forfeited	(24,250)	11.76

Options outstanding at March 31, 2020	1,818,588	16.69	7.93	$844,718

Vested and exercisable at March 31, 2020	663,055	30.71	5.66	$90,400

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the three months ended March 31, 2020 and 2019 was $10.78 and $4.01, respectively. Total compensation expense recognized amounted to $632,902 and $323,774 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the total remaining unrecognized compensation cost related to unvested stock options was approximately $6.9 million which will be recognized over a weighted average period of approximately 3.29 years.

The following assumptions were used to compute the fair value of stock options granted during the period:

	Three Months Ended March 31,
	2020	2019
Risk free interest rate	1.35%	2.51%
Expected dividend yield	—	—
Expected term (in years)	6.06	6.06
Expected volatility	94.0%	89.3%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition in conjunction with the information set forth in our financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission (“SEC”) on March 18, 2020.

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

Lysins are recombinantly-produced enzymes, that when applied to bacteria cleave a key component of the target bacteria’s peptidoglycan cell wall, resulting in rapid bacterial cell death. In addition to the speed of action and potent cidality, we believe lysins are differentiated by their other hallmark features, which include the demonstrated ability to eradicate biofilms and synergistically boost the efficacy of conventional antibiotics in animal models. Lysins also tend to have a “targeted spectrum,” meaning they kill only specific species of bacteria or closely related bacteria. Amurin peptides are a new class of direct lytic agents, discovered in our laboratories, which disrupt the outer membrane of gram-negative bacteria, resulting in rapid bacterial cell death, offering a distinct mechanism of action from lysins. Amurins are further differentiated from lysins by potent “broad spectrum” in vitro activity against a wide range of gram-negative pathogens in, including deadly, drug-resistant Pseudomonas aeruginosa (“P. aeruginosa”), Klebsiella pneumoniae, Escherichia coli, Acinetobacter baumannii (“A. baumannii”) and Enterobacter cloacae bacteria species as well as difficult to treat pathogens such as Stenotrophomonas, Achromobacter and Burkholderia species. The highly differentiated properties of DLAs have shown these agents to be complementary to and synergistic with conventional antibiotics enabling the potential use of these agents in addition to conventional antibiotics with the goal of improving clinical outcomes compared to conventional antibiotics alone. The development of these novel compounds utilizes innovative clinical study designs and regulatory pathways, including superiority design clinical trials with the goal of delivering significantly improved clinical outcomes for the treatment of serious, antibiotic-resistant bacterial infections, including biofilm-driven infections. This approach affords potential clinical benefits to patients as well as the potential ability to mitigate against further development of antibiotic resistance.

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

We have never been profitable and our net losses were $12.8 million, $37.7 million and $15.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our operating loss for the three months ended March 31, 2020 was $8.1 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we will need additional financing to support our continuing operations. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

During the three months ended March 31, 2020, COVID-19, was declared a pandemic and spread to multiple regions across the globe, including the United States and Europe. The outbreak and government measures taken in response have had an impact, both directly and indirectly, on the Company. During the quarter, we took steps in line with guidance from the State of New York and the U.S. Centers for Disease Control and Prevention (“CDC”) to protect the health and safety of our employees and the community. We adjusted our business operations, with a majority of our employees working remotely, and as a result, have incurred minor delays in certain research activities as of May 15, 2020. The COVID-19 pandemic has not affected our supply chain or our ability to supply the Phase 3 DISRUPT study of exebacase. Enrollment into the Phase 3 DISRUPT study is ongoing and clinical trial sites remain open and active. Unlike other trials targeting non-acutely lethal diseases (e.g. diabetes, hypertension, etc.), the Phase 3 DISRUPT trial targets Staph aureus bacteremia, a life-threatening infection, even as COVID-19 infections occur. As of May 15, 2020, clinical sites are continuing to enroll patients, although some sites in high impact areas have delayed new patient enrollment as dictated by local conditions. We continue to assess the impact of the COVID-19 pandemic to best mitigate risk and continue the operations of our business.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses, research and development costs and clinical trial progress, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international vendors, suppliers and investors.

There was no impact from the effects of the COVID-19 pandemic on our financial statements for the quarter ended March 31, 2020. Given the daily evolution of the pandemic and the global responses to curb its spread, we are not currently able to estimate the effects, if any, of the COVID-19 pandemic on our future results of operations, financial condition, or liquidity.

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

Exebacase

Our most advanced clinical candidate, exebacase, is an investigational novel lysin that targets Staphylococcus aureus (“Staph aureus”), including methicillin-resistant (“MRSA”) strains, which causes serious infections such as bacteremia, pneumonia and osteomyelitis. Staph aureus is also a common cause of biofilm-driven infections of heart valves (endocarditis), prosthetic joints, indwelling devices and catheters. These infections result in significant morbidity and mortality despite currently available antibiotic therapies. Exebacase completed a Phase 2 superiority design study that evaluated its safety, tolerability, efficacy and pharmacokinetics (“PK”) when used in addition to background standard of care (“SOC”) antibiotics compared to SOC antibiotics alone for the treatment of Staph aureus bacteremia, including endocarditis in adult patients. In January 2019, we announced topline results from this study which showed clinically meaningful improvement in clinical responder rates among patients treated with exebacase in addition to SOC antibiotics compared to SOC antibiotics alone.

In the Phase 2 study, the primary efficacy analysis population of 116 patients with documented Staph aureus bacteremia, including endocarditis, who received a single intravenous (“IV”) infusion of blinded study drug, the clinical responder rate at Day 14 was 70.4% for patients treated with exebacase and 60.0% for patients dosed with SOC antibiotics alone (p=0.314). In a pre-specified analysis of MRSA-infected patients, the clinical responder rate at Day 14 in patients treated with exebacase was nearly 43-percentage points higher than in patients treated with SOC antibiotics alone (74.1% for patients treated with exebacase compared to 31.3% for patients treated with SOC antibiotics alone (p=0.010)). In addition to the higher rate of clinical response, MRSA-infected patients treated with exebacase showed a 21-percentage point reduction in 30-day all-cause mortality (p=0.056), a four-day lower mean length of hospital stay and meaningful reductions in hospital readmission rates. The clinical responder rate at Day 14 in the subset of patients with bacteremia including right-sided endocarditis was 80.0% for patients treated with exebacase compared to 59.5% for patients treated with SOC antibiotics alone, an increase of 20.5% (p=0.028). In the subset of patients with bacteremia alone, the clinical responder rate at Day 14 was 81.8% for patients treated with exebacase compared to 61.5% for patients treated with SOC antibiotics alone, an increase of 20.3% (p=0.035). Exebacase was well-tolerated and treatment emergent adverse events, including serious treatment-emergent serious adverse events (“SAEs”) were balanced between the treatment groups. There were no SAEs that we determined to be related to exebacase, there were no reports of hypersensitivity related to exebacase and no patients discontinued treatment with study drug in either treatment group. We believe these data have established proof of concept for exebacase and for DLAs as therapeutic agents. In particular, the data for MRSA-infected patients treated with exebacase, which, in this study, demonstrated superior outcomes in clinical response at Day 14 and in 30-day all-cause mortality, as well as health economics benefits, provided the basis for our proposed Phase 3 study design and Breakthrough Therapy designation which was granted by the FDA in February 2020.

In September 2019, we held an End-of-Phase 2 meeting with the FDA regarding the design of the Phase 3 clinical study and the regulatory pathway to approval, informed by the data from the Phase 2 study as noted above. We obtained concurrence with the FDA on key design features of the Phase 3 protocol, including the endpoints and the size of the safety database that would be needed to support a Biologics License Application (“BLA”) for approval of exebacase, under the FDA’s “streamlined development” paradigm for agents to treat bacterial infections associated with high unmet medical need. Based on the outcome of the meeting, we proceeded to initiate the single Phase 3 DISRUPT (Direct Lysis of Staph aureus Resistant Pathogen Trial) study of exebacase in December 2019. The DISRUPT study is a randomized, double-blind, placebo-controlled Phase 3 clinical trial conducted in the U.S. alone to assess the efficacy and safety of exebacase in approximately 350 patients with Staph aureus bacteremia, including right-sided endocarditis. Patients entering the study will be randomized 2:1 to either exebacase or placebo, with all patients receiving SOC antibiotics. The primary efficacy endpoint of the study is clinical response at Day 14 in patients with MRSA bacteremia, including right-sided endocarditis. Secondary endpoints will include clinical response at Day 14 in the All Staph aureus patient group (MRSA and methicillin-sensitive Staph aureus (“MSSA”)), 30-day all-cause mortality in MRSA patients, and clinical response at later timepoints. We will also evaluate the impact of treatment with exebacase on health resource utilization, including hospital length of stay, ICU length of stay and 30-day readmission rates. We plan to conduct an interim futility analysis following the enrollment of approximately 60% of the study population.

The FDA recently granted Breakthrough Therapy designation to exebacase for the treatment of MRSA bloodstream infections (bacteremia), including right-sided endocarditis, when used in addition to SOC anti-staphylococcal antibiotics in adult patients, based on the final data from the Phase 2 superiority trial of exebacase. Breakthrough Therapy designation is a program designed by the FDA to expedite the development and review of medicines for serious or life-threatening diseases where preliminary clinical evidence suggests that the investigational therapy may demonstrate substantial improvement on at least one clinically significant endpoint over available therapies. The Breakthrough Therapy designation provides additional benefits, such as the opportunity for more frequent interactions with the FDA and the potential for priority review, over the Fast Track designation granted to exebacase in August 2015.

We performed a post-hoc Phase 3 simulation analysis using the actual Phase 2 data to evaluate the clinical outcomes in the subset of the Phase 2 patient population that would meet the Phase 3 inclusion/exclusion criteria. In this simulated Phase 3 analysis population of 84 U.S. patients with documented Staph aureus bacteremia, including right-sided endocarditis, who received a single IV infusion of blinded study drug, the clinical responder rate at Day 14 was 83.7% for patients treated with exebacase and 54.3% for patients dosed with SOC antibiotics alone, an improvement in the responder rate of 29.4%. The clinical responder rate at Day 14 in the subset of patients with MRSA bacteremia including right-sided endocarditis was 82.6% for patients treated with exebacase compared to 33.3% for patients treated with SOC antibiotics alone, an improvement in the responder rate of 49.3%. In the subset of patients with MSSA bacteremia including right-sided, the clinical responder rate at Day 14 was 84.6% for patients treated with exebacase compared to 66.7% for patients treated with SOC antibiotics alone, an increase of 17.9%.

Other Programs

We have developed a novel, engineered variant of exebacase, known as CF-296, which we believe provides an additional opportunity for a potential targeted therapy for deep-seated, invasive biofilm-associated Staph aureus infections. We are conducting further in vitro and in vivo characterization of CF-296 to evaluate the full profile of this compound. We have been awarded up to $7.2 million of funding from the Military Infectious Diseases Research Program, United States Army Medical Research and Development Command (“USAMRDC”) over the course of three years to advance CF-296 through Investigational New Drug (“IND”) enabling studies.

We have discovered and engineered a new lysin product candidate, CF-370, that has demonstrated potent activity in preclinical studies against antibiotic-resistant P. aeruginosa bacteria, a major cause of morbidity and mortality in patients with hospital acquired pneumonia and a major medical challenge for patients with cystic fibrosis. We have initiated IND-enabling activities and we expect CF-370 to be our next molecule in clinical studies. We have been awarded up to $3.3 million in funding from CARB-X (Combating Antibiotic-Resistant Bacteria Biopharmaceutical Accelerator) in support of the advancement of anti-pseudomonal lysins. Beyond our lysin programs, we continue our research to advance potential product candidates from our amurin peptide platform. Amurin peptides used alone have demonstrated highly potent in vitro activity against pathogens designated as “Urgent Threats” by the CDC. There are few or no conventional antibiotic treatments for these pathogens, namely carbapenem-resistant Enterobacteriaceae and A. baumannii. We plan to initiate animal studies of what we believe are our most promising amurins with the goal of moving this program into clinical studies as soon as possible. We have been awarded up to $6.9 million of funding from CARB-X to support the amurin peptide program. Receipt of the full amount is contingent on reaching certain project milestones.

To date, a large portion of our research and development work has related to the establishment of our platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and clinical testing of exebacase. We currently expect to focus the majority of our resources on the exebacase program. As our pipeline progresses, we hope to further leverage our employee and infrastructure resources across multiple development programs as well as research projects. In the three months ended March 31, 2020 and 2019, we recorded approximately $5.1 million, and $4.1 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do identify and account for portions of our research and development expenses in the product development, external research and licensing and professional fees categories to exebacase, and beginning on January 1, 2020, for CF-370, subsequent to its selection as our next product candidate, as shown below.

The following table summarizes our research and development expenses by category for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Product development	$4,254,447	$2,412,727
Personnel related	1,014,601	901,497
Professional fees	691,504	672,864
Laboratory costs	316,646	371,669
Share-based compensation	163,787	117,227
External research and licensing costs	118,633	287,316
Expenses reimbursed by grants	(1,455,177)	(656,160)

Total research and development expense	$5,104,441	$4,107,140

The following table summarizes our research and development expenses by program for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Exebacase	$3,696,446	$2,890,908
CF-370	233,190	—
Other research and development	1,451,594	853,668
Personnel related and share-based compensation	1,178,388	1,018,724
Expenses reimbursed by grants	(1,455,177)	(656,160)

Total research and development expense	$5,104,441	$4,107,140

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

During the three-month period ended March 31, 2020, there have been no material changes to our critical accounting policies from the information provided in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2019 filed by us with the SEC on March 18, 2020.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

The following table summarizes key components of our results of operations for the periods indicated.

	Three Months Ended March 31,
	2020	2019	Dollar Change
Operating expenses:
Research and development	$5,104,441	$4,107,140	$997,301
General and administrative	$2,959,900	$2,254,593	$705,307
Other income	$485,855	$17,948,748	$(17,462,893)

Research and Development Expenses

Research and development expenses were $5.1 million for the three months ended March 31, 2020 compared with $4.1 million for the three months ended March 31, 2019, an increase of $1.0 million. This increase was primarily attributable to a $1.8 million increase in spending related to manufacturing of drug supply for our Phase 3 clinical study of exebacase and process development for our CF-296 program. This increase was partially offset by a $0.8 million increase in amounts recognized to be reimbursed under our grants.

General and Administrative Expenses

General and administrative expenses were $3.0 million for the three months ended March 31, 2020, compared with $2.3 million for the three months ended March 31, 2019, an increase of $0.7 million. This increase was due primarily to an increase of $0.6 million related to administrative headcount and personnel costs and $0.1 million in costs incurred for intellectual property and general corporate legal fees.

Other Income

Other income was $0.5 million for the three months ended March 31, 2020, compared with $17.9 million for the three months ended March 31, 2019, a decrease of $17.5 million. The decrease in other income was due primarily to the non-cash gain of $0.4 million in the current year period compared to $17.8 million in the prior year period, resulting from the change in fair value of our warrant liabilities at each reporting period.

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

As of March 31, 2020, we had approximately $16.7 million in cash, cash equivalents and marketable securities which will not be sufficient to meet our obligations within the next twelve months from the date of issuance of our consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Combined with our accumulated deficit and our forecasted cash expenditures, these factors raise substantial doubt about our ability to continue as a going concern. We have relied on our ability to fund our operations primarily through public and private debt and equity financings, but there can be no assurances that such financing will continue to be available to us on satisfactory terms, or at all, particularly in light of the economic uncertainty related to the COVID-19 pandemic. We have also been successful in obtaining grants to supplement our financings with non-dilutive funding. We continue to pursue additional grant opportunities and have proceeded to the final stage for grants from both CARB-X and Biomedical Advanced Research and Development Authority (“BARDA”). However, there can be no assurances that either BARDA or CARB-X will award funding to the Company. As such, we may not consider the potential for future capital raises or grant funding in our assessment of our ability to meet our obligations for the next twelve months. If we are unable to obtain funding, we would be forced to delay, reduce or eliminate our research and development programs, which could adversely affect our business prospects, or we may be unable to continue operations. We have concluded that substantial doubt exists about our ability to continue as a going concern for twelve months from the date of issuance of our consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(7,549,320)	$(7,324,726)
Investing activities	$(6,002,877)	$5,830,001
Financing activities	$—	$—

Net cash used in operating activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities for the three months ended March 31, 2020 increased by $0.2 million compared to the same period in 2019, due to payment of amounts owed to our contract research and manufacturing organizations in support of our Phase 3 DISRUPT trial of exebacase in the first quarter of 2020.

Net cash (used in) provided by investing activities

Net cash used in investing activities for the three months ended March 31, 2020 was used to purchase marketable securities, less the proceeds received from the maturities of these marketable securities. Net cash provided by investing activities for the three months ended March 31, 2019 was driven by the proceeds received from the maturities of marketable securities less the funds used to purchase capital expenditures.

Net cash (used in) provided by financing activities

There was no net cash used in or provided by financing activities for the three months ended March 31, 2020 or 2019.

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

Without additional funding, we believe we will not have sufficient funds to meet our obligations within the next twelve months from the date of issuance of our consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. We plan to continue to fund our operations through public or private debt and equity financings and grant funding but there can be no assurances that such financing or grants will be available to us on satisfactory terms, or at all. Our future capital requirements will depend on many factors, including:

•	the progress and results of the clinical trials of our lead product candidates;

•	the scope, progress, results and costs of compound discovery, preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the effects of COVID-19 on, among other things, our financial performance, business and operations;

•	the extent to which we acquire or in-license other products and technologies;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•	our ability to establish any future collaboration arrangements on favorable terms, if at all.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and debt offerings, grants, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or other securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We incur significant costs as a public company, including, but not limited to, increased personnel costs, increased directors fees, increased directors and officers insurance premiums, audit and legal fees, investor relations and external communications fees, expenses for compliance with the Sarbanes-Oxley Act and rules implemented by the SEC and Nasdaq and various other costs and expenses.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Contractual Obligations and Commitments” in our Annual Report on Form 10-K filed with the SEC on March 18, 2020.

Effects of Inflation

We do not believe that inflation or changing prices had a significant impact on our results of operations for any periods presented herein.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we are currently not party to, any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2020, we had cash, cash equivalents and marketable securities of $16.7 million. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the fair value of our cash equivalents or marketable securities. If a 10% change in interest rates were to have immediately occurred on March 31, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no such changes during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the SEC on March 18, 2020. Our business, financial condition and operating results can be affected by a number of important factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and common stock price. Other factors may exist that we do not consider significant based on information that is currently available. In addition, new risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect us. Past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

We are a clinical-stage biopharmaceutical company with no approved products, and we have not generated any revenue from product sales to date. To date, we have focused exclusively on developing our product candidates and have funded our operations primarily through the sale of common stock and warrants, convertible preferred stock and issuances of convertible debt to our investors, and to a lesser extent, grant funding. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in the pharmaceutical industry, and you should analyze our company in light of such risks and uncertainties.

Since inception, we have incurred significant operating losses. Our loss from operations was $8.1 million for the three months ended March 31, 2020 and we had an accumulated deficit of $219.7 million as of March 31, 2020. Our net losses were $12.8 million, $37.7 million and $15.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

We currently operate with limited resources. We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. Based on our current operating plans, and without additional funding, we believe we will not have sufficient funds to meet our obligations within the next twelve months from the issuance of our consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. These factors raise substantial doubt about our ability to continue as a going concern. We have relied on our ability to fund our operations primarily through public and private debt and equity financings, and to a lesser extent, grant funding, but there can be no assurances that such financing or grant funding will continue to be available to us on satisfactory terms, or at all.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of exebacase and possibly acquire and develop new product candidates or technologies. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms.

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

•	the extent to which we in-license or acquire other product candidates or technologies; and

•	the scope, progress, results and costs of product development for our product candidates.

•	the effects of COVID-19 on, among other things, our financial performance, business and operations;

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

Until such time, if ever, as we can generate substantial product revenues, we may finance our cash needs through a combination of equity offerings, debt financings, grants, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

The outbreak of the novel coronavirus disease, COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

During the three months ended March 31, 2020, the novel coronavirus disease, COVID-19, was declared a pandemic and spread to multiple regions across the globe, including the United States and Europe. The outbreak and government measures taken in response have also had a significant impact on the economy and, to a lesser extent, both directly and indirectly, on our business. We adjusted our business operations, with a majority of our employees working remotely, and as a result, have incurred minor delays in certain research activities.

As a result of the COVID-19 pandemic or other pandemic, epidemic or outbreak of an infectious disease, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and staff;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	delays in preclinical studies due to restricted or limited operations resulting from restrictions on our on-site activities; and

•	interruption or delays of our sourced discovery and clinical activities.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Additionally, concerns over the economic impact of COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets.

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

This lengthy approval process as well as the unpredictability of future clinical trial results may prevent us from obtaining regulatory approval to market exebacase or any other product candidate, which would significantly harm our business. In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in obtaining regulatory review and approval.

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

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs to suspend or terminate the trials; or

•	the effects of the COVID-19 pandemic.

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

We may experience delays in clinical trials of our product candidates. Our planned clinical trials might not begin on time, might need to be redesigned, might not enroll a sufficient number of patients or might not be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

•	imposition of a clinical hold by the FDA or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial to the detriment of enrollment;

•	adverse side effects in patient populations;

•	time required to add new sites;

•	delays resulting from negative or equivocal findings of the data safety monitoring board for a trial;

•	delays in completing, or as a result of findings from, preclinical studies;

•	delays in developing adequate processes for manufacture of, or formulations for, sufficient supplies of clinical trial materials; or

•	the diversion of healthcare resources to combat epidemics, such as the COVID-19 pandemic or the potential effects of the COVID-19 pandemic on clinical operations.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Our ability to enroll patients in our clinical trials may also be impacted by governmental restrictions and diversion of healthcare resources resulting from the COVID-19 pandemic. Any of these delays in completing our clinical trials could increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues.

Our clinical trial has experienced some delays as a result of the COVID-19 pandemic, as some clinical sites in high impact areas have delayed new patient enrollment as dictated by local conditions. We expect that such delays could adversely affect the expected timelines for our product development and approval process and may adversely affect our business, financial condition and results of operations.

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

If Fujifilm UK, or any alternate supplier of an active pharmaceutical ingredient, or any supplier of finished drug product for our product candidates, experiences any significant difficulties in its respective manufacturing processes, does not comply with the terms of its agreement with us or does not devote sufficient time, energy and care to providing our manufacturing needs. Moreover, as a result of the COVID-19 pandemic, third-party manufacturers may be affected, which could disrupt their activities and, as a result, we could face difficulty sourcing key components necessary to produce supply of our product candidates. As a result, we could experience significant interruptions in the supply of our product candidates, which could impair our ability to supply our product candidates at the levels required for our clinical trials and commercialization and prevent or delay its successful development and commercialization. For example, a lot of the exebacase investigational drug product did not meet manufacturing release specifications, resulting in the delay of our Phase 2 study.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the global pandemic of COVID-19, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

•

business interruptions resulting from geo-political actions, including war and terrorism, epidemics, including the COVID-19 pandemic, or natural disasters including earthquakes, typhoons, floods and fires; and

•

failure to comply with the rules and regulations of the Office of Foreign Asset Control, the Foreign Corrupt Practices Act and other applicable anti-bribery rules and regulations in other jurisdictions.

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

The United Kingdom’s withdrawal from the European Union may adversely impact our business.

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

Further, the United Kingdom’s withdrawal from the EU has resulted in the relocation of the EMA from the United Kingdom to the Netherlands. This relocation has caused, and may continue to cause, disruption in the administrative and medical scientific links between the EMA and the U.K. Medicines and Healthcare products Regulatory Agency, including delays in granting clinical trial authorization or marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the EU and/or the United Kingdom.

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

There has been significant volatility in the market price and trading volume of equity and derivative securities, which is unrelated to the financial performance of the companies issuing the securities, including due to the effects of the COVID-19 pandemic. In addition, equity markets have experienced significant price and volume fluctuations that have affected the market prices for the securities of biotechnology and also newly public companies for a number of reasons, including reasons that may be unrelated to the business or operating performance of the companies. These broad market fluctuations may negatively affect the market price of our common stock.

Prior to our initial public offering, there was no public market for our common stock. The trading price of our securities has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

•	our ability to implement our preclinical, clinical and other development or operational plans;

•	adverse regulatory decisions;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	new laws or regulations, or new interpretations of existing laws or regulations, applicable to our business;

•	actual or anticipated fluctuations in our financial condition or annual or quarterly results of operations;

•	our cash position;

•	public reaction to our press releases, other public announcements and filings with the SEC;

•	changes in investor and financial analyst perceptions of the risks and condition of our business;

•	changes in, or our failure to meet, performance expectations of investors or financial analysts (including, without limitation, with respect to the status of development of our product candidates);

•	changes in market valuations of biotechnology companies;

•	changes in key personnel;

•	increased competition;

•	sales of common stock by us or members of our management team;

•	trading volume of our common stock;

•	issuances of debt or equity securities;

•	the granting or exercise of employee stock options or other equity awards;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	ineffectiveness of our internal controls;

•	actions by institutional or other large stockholders;

•	significant lawsuits, including patent or stockholder litigation;

•	general political, market and economic conditions, including as a result of health pandemics; and

•	other events or factors, many of which are beyond our control.

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

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of May 6, 2020, we have approximately 15.3 million shares of common stock outstanding, of which approximately 15.2 million shares of our outstanding common stock are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 3.0 million shares of our common stock outstanding as of May 6, 2020. Approximately 3.0 million shares of common stock underlying the Warrants will be freely tradable upon exercise unless held by our affiliates.

We have registered 1,305,512 shares of our common stock as of May 6, 2020 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The 2014 Plan provides that the number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

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

Our management is required to report annually on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Because we are no longer an emerging growth company, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 if we, in the future, no longer qualify under the SEC exemption for low-revenue “smaller reporting companies”, as defined in Rule 12b-2 of the Exchange Act. As such, our independent registered public accounting firm may in the future issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

•

authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of ContraFect Corporation, dated August 1, 2014, and Certificate of Amendment, dated May 9, 2016, Certificate of Amendment dated May 2, 2017, and Certificate of Amendment dated February 3, 2020 (incorporated by reference to Exhibit 3.1 of the Company’ Form 10-K (File No. 001-36577) filed with the SEC on March 18, 2020)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 10, 2016)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContraFect Corporation

Date: May 15, 2020	By:	/s/ Roger J. Pomerantz, M.D., F.A.C.P.
Roger J. Pomerantz, M.D., F.A.C.P.
President and Chief Executive Officer

Date: May 15, 2020	By:	/s/ Michael Messinger
Michael Messinger
Chief Financial Officer (Principal Financial Officer)