Form 10-Q
period 2020-06-30
CONTRAFECT Corp
filed 2020-08-14
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s Common Stock outstanding as of August 6, 2020 was 27,809,332.

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

CONTRAFECT CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONTRAFECT CORPORATION

Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$30,819,397	$24,184,140
Short-term marketable securities	8,831,981	—
Prepaid expenses and other current assets	5,327,699	6,575,375

Total current assets	44,979,077	30,759,515
Long-term marketable securities	18,686,836	—
Property and equipment, net	1,004,389	1,099,948
Operating lease right-of-use assets	2,930,022	3,043,826
Other assets	105,420	105,420

Total assets	$67,705,744	$35,008,709

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,019,097	$2,622,272
Accrued liabilities	2,237,185	6,803,789
Current portion of lease liabilities	638,051	631,889

Total current liabilities	5,894,333	10,057,950
Warrant liabilities	44,349,846	6,068,978
Long-term portion of lease liabilities	3,115,284	3,264,128
Other liabilities	72,747	72,747

Total liabilities	53,432,210	19,463,803
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 125,000,000 shares authorized, 27,804,232 shares issued and outstanding at June 30, 2020; 200,000,000 shares authorized, 15,332,042 shares issued and outstanding at December 31, 2019	2,780	1,533
Additional paid-in capital	251,587,990	227,657,758
Accumulated other comprehensive loss	(7,129)	—
Accumulated deficit	(237,310,107)	(212,114,385)

Total stockholders’ equity	14,273,534	15,544,906

Total liabilities and stockholders’ equity	$67,705,744	$35,008,709

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses
Research and development	$5,544,000	$4,804,076	$10,648,441	$8,911,216
General and administrative	2,618,797	2,603,403	5,578,697	4,857,996

Total operating expenses	8,162,797	7,407,479	16,227,138	13,769,212

Loss from operations	(8,162,797)	(7,407,479)	(16,227,138)	(13,769,212)
Other (expense) income:
Interest income	25,546	104,441	95,568	253,560
Other expense	(2,174,653)	—	(2,174,653)	—
Change in fair value of warrant liabilities	(7,305,332)	(1,363,868)	(6,889,499)	16,435,761

Total other (expense) income	(9,454,439)	(1,259,427)	(8,968,584)	16,689,321

Net (loss) income	$(17,617,236)	$(8,666,906)	$(25,195,722)	$2,920,109

Basic net (loss) income per share	$(0.88)	$(1.09)	$(1.43)	$0.37

Shares used in computing basic net (loss) income per share	19,991,894	7,940,931	17,661,968	7,940,931

Diluted net (loss) income per share	$(0.88)	$(1.09)	$(1.43)	$0.37

Shares used in computing diluted net (loss) income per share	19,991,894	7,940,931	17,661,968	7,945,768

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(17,617,236)	$(8,666,906)	$(25,195,722)	$2,920,109
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities	(16,328)	960	(7,129)	32,296

Comprehensive (loss) income	$(17,633,564)	$(8,665,946)	$(25,202,851)	$2,952,405

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	15,332,042	$1,533	$227,657,758	$—	$(212,114,385)	$15,544,906
Share-based compensation	—	—	632,902	—	—	632,902
Unrealized gain on marketable securities	—	—	—	9,199	—	9,199
Net loss	—	—	—	—	(7,578,486)	(7,578,486)

Balance, March 31, 2020	15,332,042	$1,533	$228,290,660	$9,199	$(219,692,871)	$8,608,521
Issuance of securities in registered offering	11,797,752	1,180	21,107,447	—	—	21,108,627
Issuance of securities in private placement	674,156	67	2,999,927	—	—	2,999,994
Financing cost of sale of securities	—	—	(1,462,310)	—	—	(1,462,310)
Issuance of common stock for exercise of options	282	—	—	—	—	—
Share-based compensation	—	—	652,266	—	—	652,266
Unrealized loss on marketable securities	—	—	—	(16,328)	—	(16,328)
Net loss	—	—	—	—	(17,617,236)	(17,617,236)

Balance, June 30, 2020	27,804,232	$2,780	$251,587,990	$(7,129)	$(237,310,107)	$14,273,534

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	7,940,931	$794	$204,891,358	$(30,300)	$(199,319,892)	$5,541,960
Share-based compensation	—	—	323,774	—	—	323,774
Unrealized gain on marketable securities	—	—	—	31,336	—	31,336
Net income	—	—	—	—	11,587,015	11,587,015

Balance, March 31, 2019	7,940,931	$794	$205,215,132	$1,036	$(187,732,877)	$17,484,085
Share-based compensation	—	—	369,927	—	—	369,927
Unrealized gain on marketable securities	—	—	—	960	—	960
Net loss	—	—	—	—	(8,666,906)	(8,666,906)

Balance, June 30, 2019	7,940,931	$794	$205,585,059	$1,996	$(196,399,783)	$9,188,066

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(25,195,722)	$2,920,109
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	84,747	84,413
Stock-based compensation expense	1,285,168	693,701
Change in fair value of warrant liabilities	6,889,499	(16,435,761)
Issuance costs allocated to warrants	2,174,653	—
Net amortization of premium on marketable securities	8,305	121,592
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current and non-current assets	1,229,610	(1,009,217)
Decrease in accounts payable, accrued liabilities and other liabilities	(4,169,779)	(2,489,141)

Net cash used in operating activities	(17,693,519)	(16,114,304)
Cash flows from investing activities
Purchases of marketable securities	(37,515,338)	—
Proceeds from sales of marketable securities	9,981,087	15,191,125
Purchases of property and equipment	—	(19,999)

Net cash (used in) provided by investing activities	(27,534,251)	15,171,126
Cash flows from financing activities
Proceeds from issuance of securities	55,499,990	—
Payment of financing costs of securities sold	(3,636,963)	—

Net cash provided by financing activities	51,863,027	—

Net increase (decrease) in cash and cash equivalents	6,635,257	(943,178)
Cash and cash equivalents at beginning of period	24,184,140	8,320,317

Cash and cash equivalents at end of period	$30,819,397	$7,377,139

Supplemental disclosures of cash flow information:
Issuance of warrants to purchase common stock	$31,391,369	$—
Right-of-use assets obtained in exchange for lease obligations	$—	$4,148,672
Leasehold improvement obtained in exchange for lease incentive obligations	$—	$189,227

See accompanying notes.

CONTRAFECT CORPORATION

Notes to Unaudited Consolidated Financial Statements

June 30, 2020

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

The Company has incurred losses from operations since inception as a research and development organization and has relied on its ability to fund its operations through public and private debt and equity financings, and, to a lesser extent, grant funding. Management believes its cash, cash equivalents and marketable securities balances as of June 30, 2020, will be sufficient to fund operations for at least 12 months from the issuance date of these financial statements and expects operating losses and negative cash flows to continue at more significant levels in the future. Transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional public or private debt and equity financings, and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances that such financing will be available to the Company on satisfactory terms, or at all.

On May 27, 2020, the Company completed an underwritten public offering of 11,797,752 shares of its common stock and warrants to purchase an additional 8,848,314 shares of its common stock at an exercise price of $4.90 per share (the “2020 Offering”). The public offering price was $4.45 for one share of common stock and an accompanying warrant to purchase 0.75 shares of common stock, resulting in net proceeds to the Company of approximately $48.9 million after underwriting discounts and commissions and offering expenses payable by the Company. The Company completed a concurrent private placement to Pfizer Inc. (“Pfizer”) of 674,156 shares of common stock and an accompanying warrant to purchase an additional 505,617 shares of its common stock at an exercise price of $4.90 per share (the “Pfizer Warrant”). The offering price for one share of common stock and an accompanying warrant to purchase 0.75 shares of common stock was at a price of $4.45 per share of common stock, resulting in net proceeds to the Company of approximately $3.0 million.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2019 was derived from the Company’s audited consolidated financial statements. The Company’s audited consolidated financial statements as of and for the year ended December 31, 2019, including all related disclosures and the complete listing of significant accounting policies as described in Note 2 thereof, are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 18, 2020.

In the opinion of management, the unaudited financial information as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

During the six months ended June 30, 2020, COVID-19, was declared a pandemic and spread to multiple regions across the globe, including the United States and Europe. The outbreak and government measures taken in response have had an impact, both directly and indirectly, on the Company. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, research and development costs and clinical trial progress, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international vendors, suppliers and investors.

There was no impact from the effects of the COVID-19 pandemic on the Company’s financial statements for the three and six ended June 30, 2020. Given the daily evolution of the pandemic and the global responses to curb its spread, the Company is not currently able to estimate the effects, if any, of the COVID-19 pandemic on its future results of operations, financial condition, or liquidity.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to accruals, stock-based compensation, valuation of warrant liabilities and income taxes. The Company’s actual results may differ from these estimates under different assumptions or conditions, including the effects of significant risks and uncertainties.

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

Marketable Securities

Marketable securities consist of investments in corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. The Company classifies marketable securities available to fund current operations as current assets on its consolidated balance sheets. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive (loss) income in stockholders’ equity and a component of total comprehensive (loss) income in the consolidated statements of comprehensive (loss) income, until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in interest income in the consolidated statement of operations and comprehensive loss on a specific-identification basis. There were no realized gains or losses on marketable securities for the three and six months ended June 30, 2020 or 2019. There were no marketable securities that had been in an unrealized loss position for more than 12 months as of June 30, 2020 or December 31, 2019.

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

The fair value of options is calculated using the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant for employee and non-employee directors and as of January 1, 2019 for the unvested non-employee stock options based on key assumptions such as stock price, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on historical data.

Grants

The Company recognizes a receivable and the related reduction in its research and development expenses when the actual reimbursable costs have been incurred and there is reasonable assurance that the Company has complied with the conditions of the grants and the amounts will be received. The Company recognized a reduction to its research and development expense in the amount of approximately $1.0 million and $0.5 million for the three months ended June 30, 2020 and 2019 respectively, and $2.4 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively. The receivable for grants as of June 30, 2020 and December 31, 2019 was approximately $1.0 million and $1.1 million, respectively, and is included in prepaid expenses and other current assets on the balance sheet. The Company has approximately $5.2 million of approved grant award funding remaining as of June 30, 2020.

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

Leases

The Company adopted Accounting Standards Update No. 2016-02-Leases (Topic 842), as of January 1, 2019, using the optional modified retrospective approach with no cumulative-effect adjustment to equity as of January 1, 2019. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which among other things, allowed it to carry forward the historical lease classification of those leases in place as of January 1, 2019 and to not separate lease and non-lease components when the requisite criteria is met to be treated as such. The Company determined that the only contract containing a lease was the lease of its corporate headquarters at 28 Wells Avenue in Yonkers, New York (see Note 7, “Commitments” in these consolidated financial statements for a description of the leases).

We recognize right-of-use (“ROU”) assets at the inception of the arrangement as the present value of the lease payments plus our initial direct costs, if any, less any lease incentives. The corresponding liability is computed as the present value of the lease payments at inception. Assets are classified as either operating or finance ROU assets according to the classification criteria in ASC 842. The present value of the lease payments is computed using the rate implicit in the lease, if known, or our incremental borrowing rate. Operating lease costs are charged to operations on a straight-line basis over the term of the lease. Under our policy, we do not record a ROU asset or corresponding liability for arrangements when the initial lease term is one year or less. Those leases are expensed on a straight-line basis over the term of the lease.

Adoption of the new standard resulted in the recording of ROU assets, net of deferred rent and a lease incentive obligation, of $3.3 million and lease liabilities of approximately $4.1 million as of January 1, 2019. The lease liability was classified between a current portion of $0.6 million and a long-term portion of $3.5 million. The standard did not impact our consolidated net (loss) income and had no impact on cash flows.

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

3. Marketable Securities

Marketable securities at June 30, 2020 consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term marketable securities:
Corporate debt	$8,833,593	$1,180	$(2,792)	$8,831,981
Long-term marketable securities:
Corporate debt	18,692,353	7,898	(13,415)	18,686,836

Total	$27,525,946	$9,078	$(16,207)	$27,518,817

The Company held no marketable securities as of December 31, 2019.

Corporate debt includes obligations issued by investment-grade corporations, and may include securities that have been guaranteed by governments and government agencies. Investments classified as short-term have maturities of less than one year, and investments classified as long-term are those that have maturities of greater than one year and management does not intend to liquidate within the next twelve months. All of the Company’s marketable securities have an effective maturity of less than two years.

At June 30, 2020, the Company held 13 debt securities that individually and in total were in an unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2020 was $16,218,619. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of June 30, 2020.

4. Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	Fair Value Measurement as of June 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$30,108,447	$—	$—
Short-term marketable securities	8,831,981	—	—
Long-term marketable securities	18,686,836	—	—
Warrant liabilities	—	—	44,349,846

Total	$57,627,264	$—	$44,349,846

	Fair Value Measurement as of December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$21,433,639	$—	$—
Warrant liabilities	—	—	6,068,978

Total	$21,433,639	$—	$6,068,978

The Company issued warrants to the purchasers of its July 27, 2016 offering (the “2016 Warrants”), The Company determined that these warrants should be classified as a liability and considered as a Level 3 financial instrument (see also Note 8, “Capital Structure”). The 2016 Warrants are re-measured at each subsequent reporting period and changes in fair value are recognized in the consolidated statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	As of June 30, 2020	As of December 31, 2019
Expected volatility	115.9%	121.4%
Remaining contractual term (in years)	1.08	1.58
Risk-free interest rate	0.16%	1.59%
Expected dividend yield	—%	—%

The Company issued warrants to the purchasers of its July 25, 2017 offering (the “2017 Warrants”). The Company determined that these warrants should be classified as a liability and considered as a Level 3 financial instrument (see also Note 8, “Capital Structure”). The 2017 Warrants are re-measured at each subsequent reporting period and changes in fair value are recognized in the consolidated statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	As of June 30, 2020	As of December 31, 2019
Expected volatility	120.0%	104.2%
Remaining contractual term (in years)	2.08	2.58
Risk-free interest rate	0.16%	1.60%
Expected dividend yield	—%	—%

The Company issued warrants to the purchasers of its 2020 Offering (the “2020 Warrants”). The Company determined that these warrants should be classified as a liability and considered as a Level 3 financial instrument (see also Note 8, “Capital Structure”). The 2020 Warrants are re-measured at each subsequent reporting period and changes in fair value are recognized in the consolidated statement of operations. The following assumptions were used in a Black- Scholes option-pricing model to determine the fair value of the warrant liability:

	As of June 30, 2020	At Issuance May 27, 2020
Expected volatility	107.5%	106.4%
Remaining contractual term (in years)	2.92	3.00
Risk-free interest rate	0.18%	0.22%
Expected dividend yield	—%	—%

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2020 and 2019:

Warrant liabilities

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$5,653,145	$2,982,034	$6,068,978	$20,781,663
Issuance of 2020 Warrants	31,391,369	—	31,391,369	—
Increase (decrease) in fair value (1)	7,305,332	1,363,868	6,889,499	(16,435,761)

Balance at end of period	$44,349,846	$4,345,902	$44,349,846	$4,345,902

(1)	The change in fair values of the warrant liabilities is recorded in other income (expense) in the consolidated statement of operations.

The key inputs into the Black-Scholes option pricing model are the current per-share value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liabilities.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2020	December 31, 2019
Accrued compensation costs	$742,592	$1,621,008
Accrued research and development service fees	725,846	3,865,146
Accrued professional fees	536,459	842,613
Accrued facilities operation expenses	191,449	180,158
Other accrued liabilities	40,839	63,387
Accrued insurance costs	—	231,477

Total accrued liabilities	$2,237,185	$6,803,789

6. Net (Loss) Income Per Share of Common Stock

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding. For each of the three and six months ended June 30, 2020 and the three months ended June 30, 2019, the Company incurred a net loss and therefore diluted net loss per share is the same as basic net loss per share as the Company excluded certain potentially dilutive securities from the computation of diluted weighted average shares outstanding as they would have been anti-dilutive. For the six months ended June 30, 2019, the Company had net income and included 48,370 shares of common stock in the computation of diluted weighted average shares outstanding from the exercise of stock options utilizing treasury method accounting.

The following table sets forth the computation of basic and diluted net (loss) income per share for common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(17,617,236)	$(8,666,906)	$(25,195,722)	$2,920,109
Shares used in computing basic net (loss) income per share	19,991,894	7,940,931	17,661,968	7,940,931

Basic net (loss) income per share	$(0.88)	$(1.09)	$(1.43)	$0.37

Shares used in computing diluted net (loss) income per share	19,991,894	7,940,931	17,661,968	7,945,768

Diluted net (loss) income per share	$(0.88)	$(1.09)	$(1.43)	$0.37

The following table sets forth the potentially dilutive securities outstanding for the three and six months ended June 30, 2020 and 2019 that were excluded from the computation of diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options to purchase common stock	1,917,649	1,236,499	1,917,649	1,231,662
Warrants to purchase common stock	12,360,430	3,057,232	12,360,430	3,057,232

Total	14,278,079	4,293,731	14,278,079	4,288,894

7. Commitments

Leases

As described further in Note 2, “Summary of Significant Accounting Policies”, we adopted Topic 842 as of January 1, 2019.

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

The balance sheet classification of the Company’s lease liabilities was as follows:

Description	June 30, 2020	December 31, 2019
Operating lease liabilities:
Current portion of lease liabilities	$638,051	$631,889
Long-term portion of lease liabilities	$3,115,284	$3,264,128

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

As of June 30, 2020, the maturities of the Company’s operating lease liabilities were as follows:

Amount
July 1, 2020-December 31, 2020	$333,195
Year ending December 31:
2021	679,719
2022	693,313
2023	707,179
2024	721,323
Thereafter	2,251,688

Total lease payments	5,386,417
Less: Present value adjustment	(1,633,082)

Operating lease liabilities	$3,753,335

Lease costs under the terms of the Company’s leases for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost (1)	$153,734	$153,809	$307,022	$307,181
Variable lease costs (2)	24,260	33,428	45,613	51,117

Total lease cost	$177,994	$187,237	$352,635	$358,298

(1)	Operating lease payments included in the measurement of the Company’s lease liabilities are comprised of fixed payments according to the terms of the Company’s leases.
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

Follow-on Offerings

On May 27, 2020, the Company completed an underwritten public offering of 11,797,752 shares of its common stock and warrants to purchase an additional 8,848,314 shares of its common stock at an exercise price of $4.90 per share. The public offering price was $4.45 for one share of common stock and an accompanying warrant to purchase 0.75 shares of common stock, resulting in net proceeds to the Company of approximately $48.9 million after underwriting discounts and commissions and offering expenses payable by the Company. The Company completed a concurrent private placement to Pfizer of 674,156 shares of common stock and an accompanying warrant to purchase an additional 505,617 shares of its common stock at an exercise price of $4.90 per share at a price of $4.45 for one share of common stock and an accompanying warrant to purchase 0.75 shares of common stock, resulting in net proceeds to the Company of approximately $3.0 million.

On December 18, 2019, the Company completed an underwritten public offering of 2,565,000 shares of its common stock resulting in gross proceeds to the Company of approximately $10.0 million. On December 12, 2019, the Company completed an underwritten public offering of 3,715,000 shares of its common stock and a concurrent private placement of 1,111,111 shares of common stock to Pfizer resulting in total gross proceeds to the Company of approximately $13.0 million. The combined net proceeds of both public offerings together with the private placement was $21.3 million after underwriting discounts and commissions and offering expenses payable by the Company.

The 2020 Warrants, 2017 Warrants and 2016 Warrants contain a fundamental transaction provision that obligates the Company to cash settle the warrants under a limited set of conditions not entirely within the Company’s control. Due to this conditional obligation, the Company determined that the 2020 Warrants, the 2017 Warrants and the 2016 Warrants should be classified as liabilities in the Company’s consolidated balance sheet. At issuance, the Company determined the fair value of the 2020 Warrants, the 2017 Warrants and 2016 Warrants to be $31.4 million, $12.4 million and $18.6 million, respectively, and reclassified these balances from stockholders’ equity to warrant liability. The fair value of these warrants is re-measured at each reporting period and changes in fair value are recognized in the consolidated statement of operations (see Note 4, “Fair Value Measurements”). Additionally, the Company allocated approximately $2.2 million, $0.9 million and $1.6 million of issuance costs to the 2020 Warrants, the 2017 Warrants and 2016 Warrants, respectively, based on the proportion of the proceeds allocated to the fair value of the warrants. The allocated issuance costs were expensed as other expense in the Company’s consolidated statement of operations.

The Pfizer Warrant does not contain the same fundamental transaction provision that obligates the Company to cash settle the warrants under a limited set of conditions not entirely within the Company’s control. Therefore, the Company determined that the Pfizer Warrant should be classified as equity in the Company’s consolidated balance sheet.

Private Placement

On June 12, 2015, the Company closed a private placement of its securities with a group of institutional investors (the “PIPE”). Each investor received one share of common stock and a warrant to purchase one-half share of common stock at a price of $42.30 per common share purchased. None of the investor warrants were exercised prior to expiration on June 12, 2018 and therefore have been terminated and are no longer exercisable. The placement agents in the PIPE received warrants to purchase 4% of the total number of shares of common stock sold in the PIPE (the “Placement Agent Warrants”), for a total of 18,915 shares of common stock underlying the Placement Agent Warrants. The Placement Warrants expired on June 11, 2020 and therefore have been terminated and are no longer exercisable.

Voting

The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings.

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of June 30, 2020, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Outstanding options to purchase common stock	1,917,649	1,216,338
Outstanding warrants to purchase common stock	12,360,430	3,033,910
For future issuance under the 2014 Plan	3,128	101,625

	14,281,207	4,351,873

9. Stock Warrants

As of June 30, 2020 and December 31, 2019, the Company had warrants outstanding as shown in the table below.

	June 30, 2020	December 31, 2019
2020 Warrants	8,848,314	—
2017 Warrants	1,599,645	1,599,645
2016 Warrants	1,400,000	1,400,000
Pfizer Warrant	505,617	—
Placement Agent Warrants	—	18,915
Other warrants (1)	6,854	15,350

Warrants to purchase common stock	12,360,430	3,033,910

Weighted-average exercise price per share	$9.16	$22.61

(1)	Other warrants are comprised of warrants issued prior to the Company’s IPO, generally in exchange for services rendered to the Company.

The following table summarizes information regarding the Company’s warrants outstanding at June 30, 2020:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
≤ $10.00	9,354,502	September 1, 2021 – May 27, 2023
$10.01 - $19.99	1,599,645	July 25, 2022
≥ $20.00	1,406,283	October 26, 2020 – January 5, 2022

	12,360,430

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

2014 Omnibus Incentive Plan

In April 2014, the Company’s board of directors adopted the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s stockholders on July 3, 2014. The 2014 Plan allows for the granting of incentive and non-qualified stock options, restricted stock and stock unit awards, stock appreciation rights and other performance-based awards to the Company’s employees, members of the board of directors and consultants of the Company. On July 28, 2014, the effective date of the 2014 Plan, the number of shares of common stock reserved pursuant to the 2014 Plan was 57,143. The 2014 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ended December 31, 2015 and ending on January 1, 2024, equal to the lesser of (i) 4% of the outstanding shares of common stock on December 31 immediately preceding such date or (ii) a lesser amount determined by the Company’s board of directors. Consistent with the provision for an annual increase, an additional 1,582,967 shares of common stock have been reserved under the 2014 Plan as of June 30, 2020.

The Company recognized compensation expense for stock-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the three months ended June 30, 2020, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	1,216,338	$19.75
Granted	769,000	9.87
Exercised	(750)	4.50
Expired	(30,917)	34.13
Forfeited	(36,022)	14.47

Options outstanding at June 30, 2020	1,917,649	$15.66	7.94	$1,295,547

Vested and exercisable at June 30, 2020	805,029	$25.91	6.11	$365,275

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the three months ended June 30, 2020 and 2019 was $5.59, and $4.06 respectively, and during the six months ended June 30, 2020 and 2019 was $9.87 and $4.04, respectively. Total compensation expense recognized amounted to $652,266 and $369,927 for the three months ended June 30, 2020 and 2019, respectively, and $1,285,168 and $693,701 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the total remaining unrecognized compensation cost related to unvested stock options was approximately $6.8 million which will be recognized over a weighted average period of approximately 3.07 years.

The following assumptions were used to compute the fair value of stock options granted during the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Risk free interest rate	0.33%	2.28%	1.17%	2.37%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.86	6.09	6.03	6.08
Expected volatility	97.1%	90.0%	94.5%	89.7%

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

We have not generated any revenues and, to date, have funded our operations primarily through our IPO, our follow-on public offerings, private placements of securities, and grant funding received. On May 27, 2020, we completed an underwritten public offering of 11,797,752 shares of our common stock and warrants to purchase an additional 8,848,314 shares of our common stock at an exercise price of $4.90 per share. The public offering price was $4.45 one share of common stock and an accompanying warrant to purchase 0.75 shares of common stock, resulting in net proceeds of approximately $48.9 million after underwriting discounts and commissions and offering expenses payable by us. We also completed a concurrent private placement to Pfizer Inc. (“Pfizer”) of 674,156 shares of common stock and an accompanying warrant to purchase an additional 505,617 shares of our common stock at an exercise price of $4.90 per share. The offering price for the warrant was $4.45 for one share of common stock and an accompanying warrant to purchase 0.75 shares of common stock, resulting in net proceeds of approximately $3.0 million. This was the second investment by Pfizer, for a total of $6.0 million invested into the Company.

We have never been profitable and our net losses were $12.8 million, $37.7 million and $15.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our operating loss for the six months ended June 30, 2020 was $16.2 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we will need additional financing to support our continuing operations. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

During the six months ended June 30, 2020, COVID-19, was declared a pandemic and spread to multiple regions across the globe, including the United States and Europe. The outbreak and government measures taken in response have had an impact, both directly and indirectly, on the Company. During the quarter ended June 30, 2020, we took steps in line with guidance from the State of New York and the U.S. Centers for Disease Control and Prevention (“CDC”) to protect the health and safety of our employees and the community. We adjusted our business operations, with a majority of our employees working remotely, and as a result, incurred minor delays in certain research activities earlier in the pandemic. For the employees that have returned to our workplace, and for any visitors, we implemented health and safety measures including daily screening for COVID-19 symptoms, the mandatory use of personal protective equipment, increased cleaning and sanitizing, and the rearranging of rooms and workspaces to allow for social distancing. The COVID-19 pandemic has not affected our supply chain or our ability to supply the

Phase 3 DISRUPT study of exebacase. Enrollment into the Phase 3 DISRUPT study is ongoing and clinical trial sites remain open and active. Unlike other trials targeting non-acutely lethal diseases (e.g. diabetes, hypertension, etc.), the Phase 3 DISRUPT trial targets Staph aureus bacteremia, a life-threatening infection that continues to present in patients, even as COVID-19 infections occur. As of August 14, 2020, clinical sites are continuing to enroll patients, although some sites in high impact areas have delayed new patient enrollment as dictated by local conditions. We continue to assess the impact of the COVID-19 pandemic to best mitigate risk and continue the operations of our business.

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

There was no material impact from the effects of the COVID-19 pandemic on our results of operations or liquidity during the three or six months ended June 30, 2020. Given the daily evolution of the pandemic and the global responses to curb its spread, we are not currently able to estimate the effects, if any, of the COVID-19 pandemic on our future results of operations, financial condition, or liquidity.

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

We have discovered and engineered a new lysin product candidate, CF-370, that has demonstrated potent activity in preclinical studies against antibiotic-resistant P. aeruginosa bacteria, a major cause of morbidity and mortality in patients with hospital acquired pneumonia and a major medical challenge for patients with cystic fibrosis. We have initiated IND-enabling activities and we expect CF-370 to be our next molecule in clinical studies. We were recently awarded up to $18.9 million, in addition to previous awards of $3.3 million, in funding from CARB-X (Combating Antibiotic-Resistant Bacteria Biopharmaceutical Accelerator) to support the advancement of CF-370 to Phase 1 clinical studies. Beyond our lysin programs, we continue our research to advance potential product candidates from our amurin peptide platform. Amurin peptides used alone have demonstrated highly potent in vitro activity against pathogens designated as “Urgent Threats” by the CDC. There are few or no conventional antibiotic treatments for these pathogens, namely carbapenem-resistant Enterobacteriaceae and A. baumannii. We plan to initiate animal studies of what we believe are our most promising amurins with the goal of moving this program into clinical studies as soon as possible. We have been awarded up to $6.9 million of funding from CARB-X to support the amurin peptide program. Receipt of the full amount is contingent on reaching certain project milestones.

In August 2020, Trellis Bioscience LLC (“Trellis”) exercised its option to re-acquire and/or license all rights to the CF-404 program, pursuant to a new license agreement (“New Agreement”) under which Trellis will complete its development and commercialization of CF-404. This New Agreement replaces and supersedes the License Agreement between Trellis and ContraFect dated January 29, 2014 and its Amendment dated June 15, 2014 (collectively, the “Original Agreement”). If Trellis is no longer able to advance its development and/or commercialization activities, ContraFect will re-acquire all of its rights to CF-404 and the Original Agreement may be re-instated.

To date, a large portion of our research and development work has related to the establishment of our platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and clinical testing of exebacase. We currently expect to focus the majority of our resources on the exebacase program. As our pipeline progresses, we hope to further leverage our employee and infrastructure resources across multiple development programs as well as research projects. For the three months ended June 30, 2020 and 2019, we recorded approximately $5.5 million and $4.8 million, respectively, of research and development expenses and for the six months ended June 30, 2020 and 2019, we recorded approximately $10.6 million and $8.9 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do identify and account for portions of our research and development expenses in the product development, external research and licensing and professional fees categories to exebacase, and beginning on January 1, 2020, for CF-370, subsequent to its selection as our next product candidate, as shown below.

The following table summarizes our research and development expenses by category for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product development	$3,725,714	$2,455,601	$7,980,161	$4,868,327
Professional fees	1,115,626	780,537	1,807,130	1,453,401
Personnel related	1,011,350	755,159	2,025,951	1,656,656
Laboratory costs	311,587	344,511	628,233	716,182
External research and licensing costs	202,175	861,252	320,808	1,148,568
Share-based compensation	163,005	118,481	326,792	235,708
Expenses reimbursed by grants	(985,457)	(511,465)	(2,440,634)	(1,167,626)

Total research and development expense	$5,544,000	$4,804,076	$10,648,441	$8,911,216

The following table summarizes our research and development expenses by program for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Exebacase	$3,813,203	$2,763,849	$7,509,649	$5,654,757
CF-370	375,163	—	608,353	—
Other research and development	1,166,736	1,678,052	2,618,330	2,531,721
Personnel related and share-based compensation	1,174,355	873,640	2,352,743	1,892,364
Expenses reimbursed by grants	(985,457)	(511,465)	(2,440,634)	(1,167,626)

Total research and development expense	$5,544,000	$4,804,076	$10,648,441	$8,911,216

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

During the six-month period ended June 30, 2020, there have been no material changes to our critical accounting policies from the information provided in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2019 filed by us with the SEC on March 18, 2020.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Dollar Change	2020	2019	Dollar Change
Operating expenses:
Research and development	$5,544,000	$4,804,076	$739,924	$10,648,441	$8,911,216	$1,737,225
General and administrative	$2,618,797	$2,603,403	$15,394	$5,578,697	$4,857,996	$720,701
Other expense (income)	$9,454,439	$1,259,427	$8,195,012	$8,968,584	$(16,689,321)	$25,657,905

Comparison of Three Months Ended June 30, 2020 and 2019

Research and Development Expenses

Research and development expenses were $5.5 million for the three months ended June 30, 2020 compared with $4.8 million for the three months ended June 30, 2019, an increase of $0.7 million. This increase was primarily attributable to a $1.3 million increase in spending related to support the ongoing Phase 3 clinical study of exebacase and the chemistry, manufacturing and controls (CMC) activities that will ultimately support a BLA filing for exebacase. We also increased both our clinical headcount and related personnel costs and professional fees to support the ongoing Phase 3 clinical study, resulting in a $0.6 million increase over the prior year period. These increases were partially offset by a $0.7 million decrease in external research and licensing costs as we recognized the milestone payment to Rockefeller for completion of the Phase 2 study in the prior year period and an increase in the expenses reimbursable under our grants of $0.5 million compared to the prior year period.

General and Administrative Expenses

General and administrative expenses were $2.6 million for the three months ended June 30, 2020 and June 30, 2019. Although there was no overall change, we had an increase of $0.2 million in administrative headcount and related personnel costs. which was offset by a decrease of $0.2 million in costs incurred for intellectual property and general corporate legal fees.

Other income (expense), net

Other expense was $9.5 million for the three months ended June 30, 2020, compared with $1.3 million for the three months ended June 30, 2019, an increase of $8.2 million. The increase in other expense relates primarily to the non-cash expense of $7.3 million in the current year period compared to $1.4 million in the prior year period, resulting from the change in fair value of our warrant liabilities at each reporting period. In addition, the current year period has a charge to other expense of $2.2 million for issuance expenses allocated to warrants, for which there was no such expense in the prior year period.

Comparison of Six Months Ended June 30, 2020 and 2019

Research and Development Expenses

Research and development expenses were $10.6 million for the six months ended June 30, 2020 compared with $8.9 million for the six months ended June 30, 2018, an increase of $1.7 million. This increase was primarily attributable to a $3.1 million increase in spending related to support the ongoing Phase 3 clinical study of exebacase and the chemistry, manufacturing and controls (CMC) activities that will ultimately support a BLA filing for exebacase. We also increased both our clinical headcount and related personnel costs and professional fees to support the ongoing Phase 3 clinical study, resulting in a $0.7 million increase over the prior year period. These increases were partially offset by a $0.8 million decrease in external research and licensing costs as we recognized the milestone payment to Rockefeller for completion of the Phase 2 study in the prior year period and an increase in the expenses reimbursable under our grants of $1.3 million compared to the prior year period.

General and Administrative Expenses

General and administrative expense was $5.6 million for the six months ended June 30, 2020, compared with $4.9 million for the six months ended June 30, 2019, an increase of $0.7 million. This increase was due primarily to the increase in administrative headcount and related personnel costs, despite lower travel costs during the ongoing pandemic.

Other income (expense), net

Other expenses were $9.0 million for the six months ended June 30, 2020, compared with other income of $16.7 million for the six months ended June 30, 2019, an increase in other expenses of $25.7 million. The increase in other expenses relates primarily to the non-cash expense of $6.9 million in the current year period compared to a non-cash gain of $16.4 million in the prior year period, resulting from the change in fair value of our warrant liabilities at each reporting period. In addition, the current year period has a charge to other expense of $2.2 million for issuance expenses allocated to warrants, for which there was no such expense in the prior year period. Finally, we earned $0.2 million less in interest income in the current year period primarily due to the comparatively low interest rates on our marketable securities.

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

Since the date of our initial public offering, we have funded our operations through the sale of registered securities for gross proceeds of $200.3 million, $9.6 million from the exercise of the Class B Warrants issued in our IPO, $26.0 million from the sale of securities in private placements and the receipt of $7.5 million of grant funding.

As of June 30, 2020, we had approximately $58.3 million in cash, cash equivalents and marketable securities. We have relied on our ability to fund our operations primarily through public and private debt and equity financings, but there can be no assurances that, if needed, such financing will continue to be available to us on satisfactory terms, or at all, particularly in light of the economic uncertainty related to the COVID-19 pandemic. If we need and are unable to obtain funding, we may be forced to delay, reduce or eliminate our research and development programs, which could adversely affect our business prospects, or we may be unable to continue operations. We have also been successful in obtaining grants to supplement our financings with non-dilutive funding. Subsequent to June 30, 2020, we were awarded up to $18.9 million in funding from CARB-X to support the CF-370 program. The award provides initial funding of $4.9 million, and we could receive additional funding if certain project milestones are met. Any funding beyond the initial $4.9 million is at the sole discretion of CARB-X and subject to available funds. We continue to pursue additional non-dilutive opportunities and have proceeded to the final stage for potential funding from Biomedical Advanced Research and Development Authority (“BARDA”). However, there can be no assurances that BARDA will award funding to the Company.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(17,693,519)	$(16,114,304)
Investing activities	$(27,534,251)	$15,171,126
Financing activities	$51,863,027	$—

Net Cash Used in Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities for the six months ended June 30, 2020 increased by $1.6 million compared to the same period in 2019, due to payment of amounts owed in the first half of 2020 to our contract research organizations in conducting the ongoing Phase 3 clinical study of exebacase and to our contract manufacturing organizations to support the CMC activities that will ultimately support a BLA filing for exebacase.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 resulted from the investment of proceeds from our 2020 Offering into marketable securities, less proceeds received from the maturity of securities. Net cash provided by investing activities for the six months ended June 30, 2019 was used to fund our operations and resulted from the proceeds received from the maturities of marketable securities less the funds used for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 resulted from the $48.9 million of net proceeds of our 2020 Offering of securities and $3.0 million of proceeds from the concurrent private placement of securities to Pfizer.

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

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund operations for at least 12 months from the issuance date of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. We plan to continue to fund our operations through public or private debt and equity financings and grant funding but there can be no assurances that such financing or grants will be available to us on satisfactory terms, or at all. Our future capital requirements will depend on many factors, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2020, we had cash, cash equivalents and marketable securities of $58.3 million. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the fair value of our cash equivalents or marketable securities. If a 10% change in interest rates were to have immediately occurred on June 30, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no such changes during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our loss from operations was $16.2 million for the six months ended June 30, 2020 and we had an accumulated deficit of $237.3 million as of June 30, 2020. Our net losses were $12.8 million, $37.7 million and $15.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

We currently operate with limited resources. We believe that our cash, cash equivalents and marketable securities balance of $58.3 million as of June 30, 2020 will be sufficient to fund operations for at least 12 months from the issuance date of these financial statements. Depending on the level of cash used in or generated from operations, additional capital may be required to sustain operations. We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. Meaningful revenues will likely not be available until and unless any future product candidates are approved by the FDA or comparable regulatory agencies in other countries and successfully marketed, either by us or a partner, an outcome which may not occur. There is no assurance that other financing will be available on satisfactory terms, or at all, when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. If we are unable to continue as a going concern, you could lose all or part of your investment in our Company.

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

During the six months ended June 30, 2020, the novel coronavirus disease, COVID-19, was declared a pandemic and spread to multiple regions across the globe, including the United States and Europe. The outbreak and government measures taken in response have also had a significant impact on the economy and, to a lesser extent, both directly and indirectly, on our business. We adjusted our business operations, with a majority of our employees working remotely, and as a result, incurred minor delays in internal research activities. Our Phase 3 DISRUPT clinical trial has also experienced some delays as a result of the COVID-19 pandemic, as some clinical sites in high impact areas have delayed new patient enrollment as dictated by local conditions.

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak further impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic and future waves of infection, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Additionally, concerns over the economic impact of COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Our ability to enroll patients in our clinical trials has been, and may in the future be impacted by governmental restrictions and diversion of healthcare resources resulting from the COVID-19 pandemic. Any of these delays in completing our clinical trials could increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues.

Our Phase 3 DISUPT clinical trial has experienced some delays as a result of the COVID-19 pandemic, as some clinical sites in high impact areas have delayed new patient enrollment as dictated by local conditions. We expect that such delays could adversely affect the expected timelines for our product development and approval process and may adversely affect our business, financial condition and results of operations.

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

Separately, in response to the global pandemic of COVID-19, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of August 6, 2020, we have approximately 27.8 million shares of common stock outstanding, of which approximately 26.0 million shares of our outstanding common stock are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 12.4 million shares of our common stock outstanding as of August 6, 2020. Approximately 11.9 million shares of common stock underlying warrants will be freely tradable upon exercise unless held by our affiliates.

We have registered 1,305,512 shares of our common stock as of August 6, 2020 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The 2014 Plan provides that the number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

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

We are also subject to E.U. rules with respect to cross-border transfers of personal data out of the E.U. and E.E.A. These rules are under scrutiny from time to time. For example, the Court of Justice of the European Union (the “CJEU”) ruled in July 2020 that the EU-U.S. Privacy Shield was invalid. The E.U.-U.S. Privacy Shield Framework was designed by the U.S. Department of Commerce and the European Commission to provide companies operate in both regions with a mechanism to comply with data protection requirements when transferring personal data from the European Union to the United States in support of numerous business activities. Following the decision of the CJEU, the E.U.-U.S. Privacy Shield can no longer be used as a legal basis for transferring personal data from the European Union to the United States and the CJEU made clear that standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield) may not be a sufficient alternative. Identifying an alternative data transfer mechanism may lead to additional costs, complaints or regulatory investigations or fines. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we conduct our clinical trials and could adversely affect our business and financial results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 22, 2020, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Pfizer Inc. (“Pfizer”), pursuant to which the Company, in a private placement transaction (the “Private Placement”), agreed to issue and sell to Pfizer 674,156 shares of common stock, par value $0.0001 per share (the “Private Shares”), and a warrant to purchase 505,617 shares of common stock (the “Pfizer Warrant”). The closing of the Private Placement occurred on May 27, 2020. In connection with the closing, Pfizer paid consideration equating to $4.45 for one share of common stock and an accompanying warrant to purchase 0.75 shares of common stock in the Private Placement, for net proceeds of $3.0 million (assuming no exercise of the Private Warrant). The Pfizer Warrant is exercisable immediately upon issuance at an exercise price of $4.90 for each whole share and will expire three years from the date of issuance. The Private Shares and Pfizer Warrant are immediately separable. The exercise price and number of shares of common stock issuable upon exercise of the Pfizer Warrant are subject to adjustment in the event of stock dividends, stock splits and certain other events affecting the common stock.

The Private Placement is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and corresponding provisions of state securities or “blue sky” laws, as a transaction by an issuer not involving a public offering. Pfizer represented that it was acquiring the Private Shares, Pfizer Warrant and shares of common stock issuable upon exercise of the Pfizer Warrant for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Accordingly, none of the Private Shares, the Pfizer Warrant nor the shares of common stock issuable upon exercise of the Pfizer Warrant have been registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of ContraFect Corporation, dated August 1, 2014, and Certificate of Amendment, dated May 9, 2016, Certificate of Amendment dated May 2, 2017, and Certificate of Amendment dated February 3, 2020 (incorporated by reference to Exhibit 3.1 of the Company’ Form 10-K (File No. 001-36577) filed with the SEC on March 18, 2020)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 10, 2016)

4.1	Warrant to Purchase Common Stock, dated May 27, 2020 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 27, 2020)

4.2	Warrant Agreement, dated May 27, 2020, by and between ContraFect Corporation and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 27, 2020)

4.3	Global Warrant Certificate, dated May 27, 2020 (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 27, 2020)

10.1	Securities Purchase Agreement, dated May 22, 2020, by and between ContraFect Corporation and Pfizer Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 27, 2020)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContraFect Corporation

Date: August 14, 2020	By:	/s/ Roger J. Pomerantz
Roger J. Pomerantz, M.D., F.A.C.P.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Michael Messinger
Michael Messinger
Chief Financial Officer (Principal Financial Officer)