Form 10-Q
period 2020-09-30
CONTRAFECT Corp
filed 2020-11-13
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the registrant’s Common Stock outstanding as of November 6, 2020 was 27,810,082.

CONTRAFECT CORPORATION

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•	We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

•	We currently have no source of product revenue and have not yet generated any revenues from product sales.

•

We have a need for substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

•	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

•	Our short operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

•

The timing of the milestone and royalty payments we are required to make under certain agreements to The Rockefeller University (“Rockefeller”) is uncertain and could adversely affect our cash flows and results of operations.

•	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

•

The outbreak of the novel coronavirus disease, COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

•

We are heavily dependent on the success of our leading product candidate, exebacase. If we are ultimately unable to obtain regulatory approval for exebacase or any other product candidate our business will be substantially harmed.

•

If clinical trials of exebacase or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the Food and Drug Administration (“FDA”) or similar international regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of exebacase or any other product candidate.

•	We may be required to suspend or discontinue clinical trials due to adverse side effects or other safety risks that could preclude approval of exebacase or any other product candidates.

•

Delays in clinical trials are common and have many causes, and any such delays could result in increased costs to us and jeopardize, delay or prevent our ability to obtain regulatory approval and commence product sales as currently contemplated.

•	We are significantly dependent on our license agreements with Rockefeller that relate to exebacase.

•

We rely on CROs to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining, or may ultimately not be able to obtain, regulatory approval for commercialization of exebacase or any other product candidates.

•	Even if the FDA approves exebacase or any other product candidate, adverse effects discovered after approval could adversely affect our markets.

•

Any Breakthrough Therapy Designation that we may receive from the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

•

Risks associated with the manufacture of our product candidates could include cost overruns, new impurities, difficulties in process or formulation development, scaling up or reproducing manufacturing processes, equipment failures, and lack of timely availability of raw materials.

•	Developments by competitors may render our products or technologies obsolete or non-competitive.

•	The level of commercial success of exebacase or any other product candidates that we develop will depend upon significant market acceptance of these products among physicians and payors.

•	Coverage and reimbursement may not be available for exebacase or any other product candidates that we develop.

•

If we are unable to establish our own marketing and sales capabilities, or enter into agreements with third parties, to market and sell our products after they are approved, we may not be able to generate revenues.

•

Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•	Risks related to regulatory approval of our product candidates and other legal and compliance matters.

•	Risks related to employee matters and managing growth.

•	Risks related to our intellectual property.

•	Risks related to our securities and organizational documents.

•	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

•

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

As more fully described under the heading “Risk Factors” contained elsewhere in this Quarterly Report on Form 10-Q, many important factors affect our ability to achieve our stated objectives and to develop and commercialize any product candidates. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward- looking statements, including, without limitation, the risks and uncertainties set forth in our filings with the SEC. You should read this Quarterly Report on Form 10-Q with the understanding that our actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

CONTRAFECT CORPORATION PART

I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONTRAFECT CORPORATION

Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$18,152,046	$24,184,140
Marketable securities	32,082,709	—
Prepaid expenses and other current assets	5,828,086	6,575,375

Total current assets	56,062,841	30,759,515
Property and equipment, net	957,587	1,099,948
Operating lease right-of-use assets	2,870,431	3,043,826
Other assets	105,420	105,420

Total assets	$59,996,279	$35,008,709

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,190,813	$2,622,272
Accrued liabilities	1,996,320	6,803,789
Current portion of lease liabilities	641,249	631,889

Total current liabilities	4,828,382	10,057,950
Warrant liabilities	33,659,991	6,068,978
Long-term portion of lease liabilities	3,038,056	3,264,128
Other liabilities	72,747	72,747

Total liabilities	41,599,176	19,463,803
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 125,000,000 shares authorized, 27,810,082 shares issued and outstanding at September 30, 2020; 200,000,000 shares authorized, 15,332,042 shares issued and outstanding at December 31, 2019	2,781	1,533
Additional paid-in capital	252,268,303	227,657,758
Accumulated other comprehensive loss	(8,305)	—
Accumulated deficit	(233,865,676)	(212,114,385)

Total stockholders’ equity	18,397,103	15,544,906

Total liabilities and stockholders’ equity	$59,996,279	$35,008,709

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses
Research and development	$4,706,012	$5,250,327	$15,354,453	$14,161,543
General and administrative	2,607,472	2,376,248	8,186,169	7,234,244

Total operating expenses	7,313,484	7,626,575	23,540,622	21,395,787

Loss from operations	(7,313,484)	(7,626,575)	(23,540,622)	(21,395,787)
Other income (expense):
Interest income	58,451	80,747	154,019	334,307
Other income (expense)	9,609	—	(2,165,044)	—
Change in fair value of warrant liabilities	10,689,855	2,186,710	3,800,356	18,622,471

Total other income	10,757,915	2,267,457	1,789,331	18,956,778

Net income (loss)	$3,444,431	$(5,359,118)	$(21,751,291)	$(2,439,009)

Basic net income (loss) per share	$0.12	$(0.67)	$(1.03)	$(0.31)

Shares used in computing basic net income (loss) per share	27,809,169	7,940,931	21,069,057	7,940,931

Diluted net loss per share	$(0.19)	$(0.67)	$(1.03)	$(0.31)

Shares used in computing diluted net loss per share	29,079,107	7,940,931	21,069,057	7,940,931

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$3,444,431	$(5,359,118)	$(21,751,291)	$(2,439,009)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities	(1,176)	—	(8,305)	30,300

Comprehensive income (loss)	$3,443,255	$(5,359,118)	$(21,759,596)	$(2,408,709)

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2019	15,332,042	$1,533	$227,657,758	$—	$(212,114,385)	$15,544,906
Share-based compensation	—	—	632,902	—	—	632,902
Unrealized gain on marketable securities	—	—	—	9,199	—	9,199
Net loss	—	—	—	—	(7,578,486)	(7,578,486)

Balance, March 31, 2020	15,332,042	$1,533	$228,290,660	$9,199	$(219,692,871)	$8,608,521
Issuance of securities in registered offering	11,797,752	1,180	21,107,447	—	—	21,108,627
Issuance of securities in private placement	674,156	67	2,999,927	—	—	2,999,994
Financing cost of sale of securities	—	—	(1,462,310)	—	—	(1,462,310)
Issuance of common stock for exercise of options	282	—	—	—	—	—
Share-based compensation	—	—	652,266	—	—	652,266
Unrealized loss on marketable securities	—	—	—	(16,328)	—	(16,328)
Net loss	—	—	—	—	(17,617,236)	(17,617,236)

Balance, June 30, 2020	27,804,232	$2,780	$251,587,990	$(7,129)	$(237,310,107)	$14,273,534
Issuance of common stock for exercise of warrants	5,850	1	28,664	—	—	28,665
Share-based compensation	—	—	651,649	—	—	651,649
Unrealized loss on marketable securities	—	—	—	(1,176)	—	(1,176)
Net income	—	—	—	—	3,444,431	3,444,431

Balance, September 30, 2020	27,810,082	$2,781	$252,268,303	$(8,305)	$(233,865,676)	$18,397,103

	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2018	7,940,931	$794	$204,891,358	$(30,300)	$(199,319,892)	$5,541,960
Share-based compensation	—	—	323,774	—	—	323,774
Unrealized gain on marketable securities	—	—	—	31,336	—	31,336
Net income	—	—	—	—	11,587,015	11,587,015

Balance, March 31, 2019	7,940,931	$794	$205,215,132	$1,036	$(187,732,877)	$17,484,085
Share-based compensation	—	—	369,927	—	—	369,927
Unrealized gain on marketable securities	—	—	—	960	—	960
Net loss	—	—	—	—	(8,666,906)	(8,666,906)

Balance, June 30, 2019	7,940,931	$794	$205,585,059	$1,996	$(196,399,783)	$9,188,066
Share-based compensation	—	—	392,005	—	—	392,005
Unrealized loss on marketable securities	—	—	—	(1,996)	—	(1,996)
Net loss	—	—	—	—	(5,359,118)	(5,359,118)

Balance, September 30, 2019	7,940,931	$794	$205,977,064	—	$(201,758,901)	$4,218,957

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(21,751,291)	$(2,439,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	126,143	126,786
Stock-based compensation expense	1,936,817	1,085,706
Change in fair value of warrant liabilities	(3,800,356)	(18,622,471)
Issuance costs allocated to warrants	2,174,653	—
Net amortization of premium on marketable securities	161,142	171,111
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current and non-current assets	720,191	(1,369,020)
(Decrease) increase in accounts payable, accrued liabilities and other liabilities	(5,238,928)	1,257,043

Net cash used in operating activities	(25,671,629)	(19,789,854)
Cash flows from investing activities
Purchases of marketable securities	(47,555,466)	—
Proceeds from sales and maturities of marketable securities	15,303,309	21,991,125
Purchases of property and equipment	—	(19,999)

Net cash (used in) provided by investing activities	(32,252,157)	21,971,126
Cash flows from financing activities
Proceeds from issuance of securities	55,499,990	—
Payment of financing costs of securities sold	(3,636,963)	—
Proceeds from the exercise of warrants	28,665	—

Net cash provided by financing activities	51,891,692	—

Net (decrease) increase in cash and cash equivalents	(6,032,094)	2,181,272
Cash and cash equivalents at beginning of period	24,184,140	8,320,317

Cash and cash equivalents at end of period	$18,152,046	$10,501,589

Supplemental disclosures of cash flow information:
Issuance of warrants to purchase common stock	$31,391,369	$—
Right-of-use assets obtained in exchange for lease obligations	$—	$4,148,672
Leasehold improvement obtained in exchange for lease incentive obligations	$—	$189,227

See accompanying notes.

CONTRAFECT CORPORATION

Notes to Unaudited Consolidated Financial Statements

September 30, 2020

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

The Company has incurred losses from operations since inception as a research and development organization and has relied on its ability to fund its operations through public and private debt and equity financings, and, to a lesser extent, grant funding. Management believes its cash, cash equivalents and marketable securities balances as of September 30, 2020, will be sufficient to fund operations for at least 12 months from the issuance date of these financial statements and expects operating losses and negative cash flows to continue at more significant levels in the future. Transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional public or private debt and equity financings, and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances that such financing will be available to the Company on satisfactory terms, or at all.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2019 was derived from the Company’s audited consolidated financial statements. The Company’s audited consolidated financial statements as of and for the year ended December 31, 2019, including all related disclosures and the complete listing of significant accounting policies as described in Note 2 thereof, are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 18, 2020.

In the opinion of management, the unaudited financial information as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

During the nine months ended September 30, 2020, COVID-19 was declared a pandemic and spread to multiple regions across the globe, including the United States and Europe. The outbreak and government measures taken in response have had an impact, both directly and indirectly, on the Company. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, research and development costs and clinical trial progress, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international vendors, suppliers and investors.

There was no impact from the effects of the COVID-19 pandemic on the Company’s financial statements for the three and nine ended September 30, 2020. Given the daily evolution of the pandemic and the global responses to curb its spread, the Company is not currently able to estimate the effects, if any, of the COVID-19 pandemic on its future results of operations, financial condition, or liquidity.

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

Marketable Securities

Marketable securities consist of investments in corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. The Company classifies marketable securities available to fund current operations as current assets on its consolidated balance sheets. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive (loss) income in stockholders’ equity and a component of total comprehensive income (loss) in the consolidated statements of comprehensive income (loss), until realized. The fair value of these securities is based on quoted prices for identical or similar assets. The Company utilizes the specific identification method in computing realized gains and losses on sales of its marketable securities. Realized gains and losses are included in other income (expense) in the consolidated statements of operations. There were $9,609 of realized gains on sales of marketable securities for the three and nine months ended September 30, 2020. There were no realized gains or losses for the three and nine months ended September 30, 2019. There were no marketable securities that had been in an unrealized loss position for more than 12 months as of September 30, 2020 or December 31, 2019.

The Company reviews marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than- temporary impairments of investments are recognized in the consolidated statements of operations if the Company has experienced a credit loss, has the intent to sell the marketable security, or if it is more likely than not that the Company will be required to sell the marketable security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period.

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

Grants

The Company recognizes a receivable and the related reduction in its research and development expenses when the actual reimbursable costs have been incurred and there is reasonable assurance that the Company has complied with the conditions of the grants and the amounts will be received. The Company recognized a reduction to its research and development expense in the amount of approximately $1.0 million and $1.3 million for the three months ended September 30, 2020 and 2019 respectively, and $3.4 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively. The receivable for grants as of September 30, 2020 and December 31, 2019 was approximately $0.8 million and $1.1 million, respectively, and is included in prepaid expenses and other current assets on the balance sheet. The Company has approximately $9.1 million of approved grant award funding remaining as of September 30, 2020.

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

We recognize right-of-use (“ROU”) assets at the inception of the arrangement as the present value of the lease payments plus our initial direct costs, if any, less any lease incentives. The corresponding liability is computed as the present value of the lease payments at inception. Assets are classified as either operating or finance ROU assets according to the classification criteria in ASC 842. The present value of the lease payments is computed using the rate implicit in the lease, if known, or our incremental borrowing rate. Operating lease costs are charged to operations on a straight- line basis over the term of the lease. Under our policy, we do not record a ROU asset or corresponding liability for arrangements when the initial lease term is one year or less. Those leases are expensed on a straight-line basis over the term of the lease.

Adoption of the new standard resulted in the recording of ROU assets, net of deferred rent and a lease incentive obligation, of $3.3 million and lease liabilities of approximately $4.1 million as of January 1, 2019. The lease liability was classified between a current portion of $0.6 million and a long-term portion of $3.5 million. The standard did not impact our consolidated net income (loss) and had no impact on cash flows.

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

3. Marketable Securities

Marketable securities at September 30, 2020 consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$32,091,015	$7,005	$(15,311)	$32,082,709

The Company held no marketable securities as of December 31, 2019.

Corporate debt includes obligations issued by investment-grade corporations, and may include securities that have been guaranteed by governments and government agencies. Investments classified as current have maturities of less than one year, or, for investments that have maturities of greater than one year, management may liquidate within the next twelve months. All of the Company’s marketable securities have an effective maturity of less than two years.

At September 30, 2020, the Company held 15 debt securities that individually and in total were in an unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2020 was $19,592,520. The Company evaluated its securities for other- than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of September 30, 2020.

4. Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	Fair Value Measurement as of September 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$16,009,456	$—	$—
Marketable securities	32,082,709	—	—
Warrant liabilities	—	—	33,659,991

Total	$48,092,165	$—	$33,659,991

	Fair Value Measurement as of December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$21,433,639	$—	$—
Warrant liabilities	—	—	6,068,978

Total	$21,433,639	$—	$6,068,978

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

	As of September 30, 2020	As of December 31, 2019
Expected volatility	119.4%	121.4%
Remaining contractual term (in years)	0.83	1.58
Risk-free interest rate	0.12%	1.59%
Expected dividend yield	—%	—%

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

	As of September 30, 2020	As of December 31, 2019
Expected volatility	123.6%	104.2%
Remaining contractual term (in years)	1.83	2.58
Risk-free interest rate	0.13%	1.60%
Expected dividend yield	—%	—%

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

	As of September 30, 2020	At Issuance May 27, 2020
Expected volatility	109.8%	106.4%
Remaining contractual term (in years)	2.67	3.00
Risk-free interest rate	0.16%	0.22%
Expected dividend yield	—%	—%

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2020 and 2019:

Warrant liabilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$44,349,846	$4,345,902	$6,068,978	$20,781,663
Issuance of 2020 Warrants	—	—	31,391,369	—
Decrease in fair value (1)	(10,689,855)	(2,186,710)	(3,800,356)	(18,622,471)

Balance at end of period	$33,659,991	$2,159,192	$33,659,991	$2,159,192

(1)	The change in fair values of the warrant liabilities is recorded in other income (expense) in the consolidated statement of operations.

The key inputs into the Black-Scholes option pricing model are the current per-share value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liabilities.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2020	December 31, 2019
Accrued compensation costs	$1,082,550	$1,621,008
Accrued research and development service fees	388,227	3,865,146
Accrued professional fees	369,496	842,613
Accrued facilities operation expenses	154,787	180,158
Other accrued liabilities	1,260	63,387
Accrued insurance costs	—	231,477

Total accrued liabilities	$1,996,320	$6,803,789

6. Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. For the nine months ended September 30, 2020 and each of the three and nine months ended September 30, 2019, the Company incurred a net loss and therefore diluted net loss per share is the same as basic net loss per share as the Company excluded certain potentially dilutive securities from the computation of diluted weighted average shares outstanding as they would have been anti-dilutive. For the three months ended September 30, 2020, the impact of the outstanding 2020 Warrants was determined to be dilutive. As a result, the Company adjusted the numerator amount used in the calculation of net income (loss) per diluted share to remove the gain associated with the change in fair value of $8,826,913. Additionally, the 1,269,938 net shares required under the treasury stock method upon exercise of the 2020 Warrants were included in the denominator in the calculation of diluted net loss per share.

The following table sets forth the computation of basic and diluted net income (loss) per share for common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) – basic	$3,444,431	$(5,359,118)	$(21,751,291)	$(2,439,009)
Less: decrease in fair value of 2020 Warrants, net of tax	(8,826,913)	—	—	—

Net loss – diluted	$(5,382,482)	$(5,359,118)	$(21,751,291)	$(2,439,009)
Shares used in computing basic net income (loss) income per share	27,809,169	7,940,931	21,069,057	7,940,931
Plus: dilutive effect of 2020 Warrants	1,269,938	—	—	—

Shares used in computing diluted net loss per share	29,079,107	7,940,931	21,069,057	7,940,931

Basic net income (loss) per share	$0.12	$(0.67)	$(1.03)	$(0.31)
Diluted net loss per share	$(0.19)	$(0.67)	$(1.03)	$(0.31)

The following table sets forth the potentially dilutive securities outstanding for the three and nine months ended September 30, 2020 and 2019 that were excluded from the computation of diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options to purchase common stock	1,864,631	1,246,580	1,864,631	1,246,580
Warrants to purchase common stock	3,006,499	3,033,905	12,354,580	3,033,905

Total	4,871,130	4,280,485	14,219,211	4,280,485

7. Commitments

Leases

As described in Note 2, “Summary of Significant Accounting Policies”, we adopted Topic 842 as of January 1, 2019.

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

The balance sheet classification of the Company’s lease liabilities was as follows:

Description	September 30, 2020	December 31, 2019
Operating lease liabilities:
Current portion of lease liabilities	$641,249	$631,889
Long-term portion of lease liabilities	$3,038,056	$3,264,128

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

As of September 30, 2020, the maturities of the Company’s operating lease liabilities were as follows:

Amount
October 1, 2020-December 31, 2020	$166,598
Year ending December 31:
2021	679,719
2022	693,313
2023	707,179
2024	721,323
Thereafter	2,251,688

Total lease payments	5,219,820
Less: Present value adjustment	(1,540,515)

Operating lease liabilities	$3,679,305

Lease costs under the terms of the Company’s leases for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost (1)	$153,734	$153,809	$460,756	$460,990
Variable lease costs (2)	43,139	30,034	88,752	81,151

Total lease cost	$196,873	$183,843	$549,508	$542,141

(1)	Operating lease payments included in the measurement of the Company’s lease liabilities are comprised of fixed payments according to the terms of the Company’s leases.
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

On August 14, 2020, the Company filed a new shelf registration statement on Form S-3 (the “Form S-3”) with the SEC. The Form S-3 was declared effective by the SEC on August 31, 2020. The Form S-3 allows the Company to offer and sell from time-to-time up to $150.0 million of common stock, preferred stock, debt securities, warrants or units comprised of any combination of these securities.

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

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of September 30, 2020, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Outstanding options to purchase common stock	1,864,631	1,216,338
Outstanding warrants to purchase common stock	12,354,580	3,033,910
For future issuance under the 2014 Plan	55,075	101,625

	14,274,286	4,351,873

9. Stock Warrants

As of September 30, 2020 and December 31, 2019, the Company had warrants outstanding as shown in the table below.

	September 30, 2020	December 31, 2019
2020 Warrants	8,842,464	—
2017 Warrants	1,599,645	1,599,645
2016 Warrants	1,400,000	1,400,000
Pfizer Warrant	505,617	—
Placement Agent Warrants	—	18,915
Other warrants (1)	6,854	15,350

Warrants to purchase common stock	12,354,580	3,033,910

Weighted-average exercise price per share	$9.16	$22.61

(1)	Other warrants are comprised of warrants issued prior to the Company’s IPO, generally in exchange for services rendered to the Company.

The following table summarizes information regarding the Company’s warrants outstanding at September 30, 2020:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
≤$10.00	9,348,652	September 1, 2021 – May 27, 2023
$10.01 - $19.99	1,599,645	July 25, 2022
≥$20.00	1,406,283	October 26, 2020 – January 5, 2022

	12,354,580

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

2014 Omnibus Incentive Plan

In April 2014, the Company’s board of directors adopted the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s stockholders on July 3, 2014. The 2014 Plan allows for the granting of incentive and non-qualified stock options, restricted stock and stock unit awards, stock appreciation rights and other performance-based awards to the Company’s employees, members of the board of directors and consultants of the Company. On July 28, 2014, the effective date of the 2014 Plan, the number of shares of common stock reserved pursuant to the 2014 Plan was 57,143. The 2014 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ended December 31, 2015 and ending on January 1, 2024, equal to the lesser of (i) 4% of the outstanding shares of common stock on December 31 immediately preceding such date or (ii) a lesser amount determined by the Company’s board of directors. Consistent with the provision for an annual increase, an additional 1,582,967 shares of common stock have been reserved under the 2014 Plan as of September 30, 2020.

The Company recognized compensation expense for stock-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the nine months ended September 30, 2020, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	1,216,338	$19.75
Granted	789,000	9.77
Exercised	(750)	4.50
Expired	(37,988)	41.78
Forfeited	(101,969)	12.85

Options outstanding at September 30, 2020	1,864,631	$15.46	7.57	$568,320

Vested and exercisable at September 30, 2020	890,955	$23.73	5.92	$198,713

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the three months ended September 30, 2020 and 2019 was $5.66, and $5.02 respectively, and during the nine months ended September 30, 2020 and 2019 was $9.77 and $4.25, respectively. Total compensation expense recognized amounted to $651,649 and $392,005 for the three months ended September 30, 2020 and 2019, respectively, and $1,936,817 and $1,805,706 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the total remaining unrecognized compensation cost related to unvested stock options was approximately $5.8 million which will be recognized over a weighted average period of approximately 2.89 years.

The following assumptions were used to compute the fair value of stock options granted during the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Risk free interest rate	0.27%	1.58%	1.15%	2.35%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.12	5.58	6.03	6.06
Expected volatility	97.4%	90.6%	94.6%	89.7%

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

We have never been profitable and our net losses were $12.8 million, $37.7 million and $15.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our operating loss for the nine months ended September 30, 2020 was $23.5 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we will need additional financing to support our continuing operations. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

In the first half of 2020, COVID-19, was declared a pandemic and spread to multiple regions across the globe, including the United States and Europe. The outbreak and government measures taken in response have had an impact, both directly and indirectly, on the Company. During the second and third quarters, we took steps in line with guidance from the State of New York and the U.S. Centers for Disease Control and Prevention (“CDC”) to protect the health and safety of our employees and the community. We adjusted our business operations, with a majority of our employees working remotely, and as a result, incurred minor delays in certain research activities earlier in the pandemic. For the employees that have returned to our workplace, and for any visitors, we implemented health and safety measures including daily screening for COVID-19 symptoms, the mandatory use of personal protective equipment, increased cleaning and sanitizing, and the rearranging of rooms and workspaces to allow for social distancing. The COVID-19 pandemic has not affected our supply chain or our ability to supply the

Phase 3 DISRUPT study of exebacase. Enrollment into the Phase 3 DISRUPT study is ongoing and clinical trial sites remain open and active. Unlike other trials targeting non-acutely lethal diseases (e.g. diabetes, hypertension, etc.), the Phase 3 DISRUPT trial targets Staph aureus bacteremia, a life- threatening infection that continues to present in patients, even as COVID-19 infections occur. As of the date of this filing, clinical sites are continuing to enroll patients, although some sites in high impact areas have delayed new patient enrollment as dictated by local conditions. We continue to assess the impact of the COVID-19 pandemic to best mitigate risk and continue the operations of our business.

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

There was no material impact from the effects of the COVID-19 pandemic on our results of operations or liquidity during the three or nine months ended September 30, 2020. Given the daily evolution of the pandemic and the global responses to curb its spread, we are not currently able to estimate the effects, if any, of the COVID-19 pandemic on our future results of operations, financial condition, or liquidity.

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

We have discovered and engineered a new lysin product candidate, CF-370, that has demonstrated potent activity in preclinical studies against antibiotic-resistant P. aeruginosa bacteria, a major cause of morbidity and mortality in patients with hospital acquired pneumonia and a major medical challenge for patients with cystic fibrosis. We have initiated IND-enabling activities and we expect CF-370 to be our next molecule in clinical studies. We were recently awarded up to $18.9 million, in addition to previous awards of $3.3 million, in funding from CARB-X (Combating Antibiotic- Resistant Bacteria Biopharmaceutical Accelerator) to support the advancement of CF-370 to Phase 1 clinical studies. Beyond our lysin programs, we continue our research to advance potential product candidates from our amurin peptide platform. Amurin peptides used alone have demonstrated highly potent in vitro activity against pathogens designated as “Urgent Threats” by the CDC. There are few or no conventional antibiotic treatments for these pathogens, namely carbapenem-resistant Enterobacteriaceae and A. baumannii. We plan to initiate animal studies of what we believe are our most promising amurins with the goal of moving this program into clinical studies as soon as possible. We have been awarded up to $6.9 million of funding from CARB-X to support the amurin peptide program. Receipt of the full amount is contingent on reaching certain project milestones.

In August 2020, Trellis Bioscience LLC (“Trellis”) exercised its option to re-acquire and/or license all rights to the CF-404 program, pursuant to a new license agreement (“New Agreement”) under which Trellis will complete its development and commercialization of CF-404. This New Agreement replaces and supersedes the License Agreement between Trellis and ContraFect dated January 29, 2014 and its Amendment dated June 15, 2014 (collectively, the “Original Agreement”). If Trellis is no longer able to advance its development and/or commercialization activities, ContraFect will re- acquire all of its rights to CF-404 and the Original Agreement may be re-instated.

To date, a large portion of our research and development work has related to the establishment of our platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and clinical testing of exebacase. We currently expect to focus the majority of our resources on the exebacase program. As our pipeline progresses, we hope to further leverage our employee and infrastructure resources across multiple development programs as well as research projects. For the three months ended September 30, 2020 and 2019, we recorded approximately $4.7 million and $5.3 million, respectively, of research and development expenses and for the nine months ended September 30, 2020 and 2019, we recorded approximately $15.4 million and $14.2 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do identify and account for portions of our research and development expenses in the product development, external research and licensing and professional fees categories to exebacase, and beginning on January 1, 2020, for CF-370, subsequent to its selection as our next product candidate, as shown below.

The following table summarizes our research and development expenses by category for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product development	$2,711,043	$3,177,435	$10,691,203	$8,045,759
Personnel related	1,175,018	809,319	3,200,969	2,465,974
Professional fees	903,338	625,878	2,710,469	2,079,279
Laboratory costs	394,427	929,140	1,022,660	1,645,322
External research and licensing costs	340,362	862,882	661,170	2,011,454
Share-based compensation	165,880	124,778	492,672	360,486
Expenses reimbursed by grants	(984,056)	(1,279,105)	(3,424,690)	(2,446,731)

Total research and development expense	$4,706,012	$5,250,327	$15,354,453	$14,161,543

The following table summarizes our research and development expenses by program for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Exebacase	$2,646,340	$3,465,484	$10,155,989	$9,120,241
CF-370	406,278	—	1,014,631	—
Other research and development	1,296,552	2,129,851	3,914,882	4,661,573
Personnel related and share-based compensation	1,340,898	934,097	3,693,641	2,826,460
Expenses reimbursed by grants	(984,056)	(1,279,105)	(3,424,690)	(2,446,731)

Total research and development expense	$4,706,012	$5,250,327	$15,354,453	$14,161,543

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

During the nine-month period ended September 30, 2020, there have been no material changes to our critical accounting policies from the information provided in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2019 filed by us with the SEC on March 18, 2020.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated.

	Three Months Ended September 30,		Dollar Change	Nine Months Ended September 30,		Dollar Change
	2020	2019		2020	2019
Operating expenses:
Research and development	$4,706,012	$5,250,327	$(544,315)	$15,354,453	$14,161,543	$1,192,910
General and administrative	$2,607,472	$2,376,248	$231,224	$8,186,169	$7,234,244	$951,925
Other income, net	$10,757,915	$2,267,457	$8,490,458	$1,789,331	$18,956,778	$(17,167,447)

Comparison of Three Months Ended September 30, 2020 and 2019

Research and Development Expenses

Research and development expenses were $4.7 million for the three months ended September 30, 2020 compared with $5.3 million for the three months ended September 30, 2019, a decrease of $0.5 million. This decrease was primarily attributable to a $1.1 million decrease in internal and external research costs and a $1.0 million decrease in our chemistry, manufacturing and controls (CMC) activities. These decreases were partially offset by a $0.7 million increase in clinical headcount and related personnel costs and professional fees to support the ongoing Phase 3 clinical study of exebacase, a $0.5 million increase in CRO expenses related to the execution of the Phase 3 clinical study and a $0.3 million decrease in our expenses that are reimbursable under our grants compared to the prior year period.

General and Administrative Expenses

General and administrative expenses were $2.6 million for the three months ended September 30, 2020 compared with $2.4 million for the three months ended September 30, 2019, an increase of $0.2 million. This increase was primarily attributable to an increase of $0.1 million in professional fees and $0.1 million in insurance costs.

Other income, net

Other income was $10.8 million for the three months ended September 30, 2020 compared with $2.3 million for the three months ended September 30, 2019, an increase of $8.5 million. The increase in other income relates primarily to the non-cash gain of $10.7 million in the current year period compared to $2.2 million in the prior year period, resulting from the change in fair value of our warrant liabilities in each reporting period.

Comparison of Nine Months Ended September 30, 2020 and 2019

Research and Development Expenses

Research and development expenses were $15.4 million for the nine months ended September 30, 2020 compared with $14.2 million for the nine months ended September 30, 2019, an increase of $1.2 million. This increase was primarily attributable to a $2.3 million increase in spending related to chemistry, manufacturing and controls (CMC) activities that will ultimately support a BLA filing for exebacase. We also increased both our clinical headcount and related personnel costs and professional fees to support the ongoing Phase 3 clinical study, resulting in a $1.4 million increase over the prior year period. These increases were partially offset by a $1.6 million decrease in internal and external research costs and a $0.9 million increase in our expenses that are reimbursable under our grants compared to the prior year period.

General and Administrative Expenses

General and administrative expense was $8.2 million for the nine months ended September 30, 2020, compared with $7.2 million for the nine months ended September 30, 2019, an increase of $1.0 million. This increase was due primarily to the increase in administrative headcount and related personnel costs, despite lower travel costs during the ongoing pandemic.

Other income, net

Other income was $1.8 million for the nine months ended September 30, 2020, compared with $19.0 million for the nine months ended September 30, 2019, a decrease of $17.2 million. The decrease in other income relates primarily to the non-cash gain of $3.8 million in the current year period compared to $18.6 million in the prior year period, resulting from the change in fair value of our warrant liabilities at each reporting period. In addition, the current year period has a charge to other expense of $2.2 million for issuance expenses allocated to warrants, for which there was no such expense in the prior year period. Finally, we earned $0.2 million less in interest income in the current year period primarily due to the comparatively low interest rates on our marketable securities.

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

Since the date of our initial public offering, we have funded our operations through the sale of registered securities for gross proceeds of $200.3 million, $9.6 million from the exercise of the Class B Warrants issued in our IPO, $26.0 million from the sale of securities in private placements and the receipt of $8.7 million of grant funding.

On August 14, 2020, we filed a new shelf registration statement on Form S-3 (the “Form S-3”) with the SEC. The Form S-3 was declared effective by the SEC on August 31, 2020. The Form S-3 allows us to offer and sell from time-to-time up to $150.0 million of common stock, preferred stock, debt securities, warrants or units comprised of any combination of these securities. The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any future offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

As of September 30, 2020, we had approximately $50.2 million in cash, cash equivalents and marketable securities. We have relied on our ability to fund our operations primarily through public and private debt and equity financings, but there can be no assurances that, if needed, such financing will continue to be available to us on satisfactory terms, or at all, particularly in light of the economic uncertainty related to the COVID-19 pandemic. If we need and are unable to obtain funding, we may be forced to delay, reduce or eliminate our research and development programs, which could adversely affect our business prospects, or we may be unable to continue operations. We have also been successful in obtaining grants to supplement our financings with non-dilutive funding. During the three months ended September 30, 2020, we were awarded up to $18.9 million in funding from CARB-X to support the CF-370 program. The award provides initial funding of $4.9 million, and we could receive additional funding if certain project milestones are met. Any funding beyond the initial $4.9 million is at the sole discretion of CARB-X and subject to available funds. We continue to pursue additional non-dilutive opportunities and have proceeded to the final stage for potential funding from Biomedical Advanced Research and Development Authority (“BARDA”). However, there can be no assurances that BARDA will award funding to the Company.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(25,671,629)	$(19,789,854)
Investing activities	$(32,252,157)	$21,971,126
Financing activities	$51,891,692	$—

Net Cash Used in Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash items and changes in the components of working capital. Net cash used in operating activities for the nine months ended September 30, 2020 increased by $5.9 million compared to the same period in 2019, due to payments to our contract research organizations conducting the ongoing Phase 3 clinical study of exebacase and to our contract manufacturing organizations to support the CMC activities that will ultimately support a BLA filing for exebacase.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 resulted from the investment of proceeds from our 2020 Offering into marketable securities, less proceeds received from the sales and maturities of securities. Net cash provided by investing activities for the nine months ended September 30, 2019 was used to fund our operations and resulted from the proceeds received from the maturities of marketable securities less the funds used for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 resulted from the $48.9 million of net proceeds of our 2020 Offering of securities and $3.0 million of proceeds from the concurrent private placement of securities to Pfizer.

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

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2020, we had cash, cash equivalents and marketable securities of $50.2 million. Because of the low interest rates earned on our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the fair value of our cash equivalents or marketable securities. If a 10% change in interest rates were to have immediately occurred on September 30, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no such changes during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the SEC on March 18, 2020 and the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2020. Our business, financial condition and operating results can be affected by a number of important factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and common stock price. Other factors may exist that we do not consider significant based on information that is currently available. In addition, new risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect us. Past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

Since inception, we have incurred significant operating losses. Our loss from operations was $23.5 million for the nine months ended September 30, 2020 and we had an accumulated deficit of $233.9 million as of September 30, 2020. Our net losses were $12.8 million, $37.7 million and $15.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

During the first half of 2020, the novel coronavirus disease, COVID-19, was declared a pandemic and spread to multiple regions across the globe, including the United States and Europe. The outbreak and government measures taken in response have also had a significant impact on the economy and, to a lesser extent, both directly and indirectly, on our business. We adjusted our business operations, with a majority of our employees working remotely, and as a result, incurred minor delays in internal research activities. Our Phase 3 DISRUPT clinical trial has also experienced some delays as a result of the COVID-19 pandemic, as some clinical sites in high impact areas have delayed new patient enrollment as dictated by local conditions.

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak further impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic and future waves of infection, the timing and effectiveness of any new vaccines, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Additionally, concerns over the economic impact of COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets.

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

Recently, we were notified by Fujifilm UK that they experienced equipment failures that will impact their manufacturing timelines. To mitigate delays, Fujifilm UK has proposed the transition of the exebacase manufacturing process to Fujifilm USA. While steps will be taken to improve timelines, we may still experience delays.

If Fujifilm UK, Fujifilm USA, or any alternate supplier of an active pharmaceutical ingredient, or any supplier of finished drug product for our product candidates, experiences any significant difficulties in its respective manufacturing processes, does not comply with the terms of its agreement with us or does not devote sufficient time, energy and care to providing our manufacturing needs, we may experience delays. Moreover, as a result of the COVID-19 pandemic, third-party manufacturers may be affected, which could disrupt their activities and, as a result, we could face difficulty sourcing key components necessary to produce supply of our product candidates. As a result, we could experience significant interruptions in the supply of our product candidates, which could impair our ability to supply our product candidates at the levels required for our clinical trials and commercialization and prevent or delay its successful development and commercialization. For example, a lot of the exebacase investigational drug product did not meet manufacturing release specifications, resulting in the delay of our Phase 2 study.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, imprisonment and the curtailment or restructuring of our operations. Further, defending against any such actions, even if successful, can be costly, time- consuming and may require significant personnel resources. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

The unfavorable consequences of any plaintiff attorney investigation or the adverse outcome of litigation or arbitration proceedings commenced by or against us could materially harm our business.

Unfavorable consequences from the most recent and prior investigations by plaintiff attorneys could damage our reputation and disrupt our business. The adverse outcome of any litigation or arbitration proceedings commenced by or against us could have a material adverse effect on our business and impede the achievement of our development and commercialization objectives.

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

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of November 6, 2020, we have approximately 27.8 million shares of common stock outstanding, of which approximately 26.0 million shares of our outstanding common stock are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 12.4 million shares of our common stock outstanding as of November 6, 2020. Approximately 11.9 million shares of common stock underlying warrants will be freely tradable upon exercise unless held by our affiliates.

We have registered 1,918,794 shares of our common stock as of November 6, 2020 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The 2014 Plan provides that the number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

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

General Risk Factors

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of ContraFect Corporation, dated August 1, 2014, and Certificate of Amendment, dated May 9, 2016, Certificate of Amendment dated May 2, 2017, and Certificate of Amendment dated February 3, 2020 (incorporated by reference to Exhibit 3.1 of the Company’ Form 10-K (File No. 001-36577) filed with the SEC on March 18, 2020)

3.2	Amended and Restated Bylaws*

4.1	Warrant to Purchase Common Stock, dated May 27, 2020 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 27, 2020)

4.2	Warrant Agreement, dated May 27, 2020, by and between ContraFect Corporation and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 27, 2020)

4.3	Global Warrant Certificate, dated May 27, 2020 (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on May 27, 2020)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContraFect Corporation

Date: November 13, 2020	By:	/s/ Roger J. Pomerantz
Roger J. Pomerantz, M.D., F.A.C.P.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Michael Messinger
Michael Messinger
Chief Financial Officer (Principal Financial Officer)