Form 10-K
period 2020-12-31
CONTRAFECT Corp
filed 2021-03-30
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $176.8 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market on June 30, 2020 of $6.39 per share.

As of March 24, 2021, there were 39,332,145 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The information in this Annual Report on Form 10-K contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “targets”, “may”, “plans”, “projects”, “potential”, “will”, “would”, “could” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All such forward-looking statements involve significant risks and uncertainties, including, but not limited to, statements regarding:

•	the success, cost, timing and potential indications of our product development activities and clinical trials;

•	our ability to advance into and through clinical development and ultimately obtain FDA approval for our product candidates;

•	our research and development plans and ability to bring forward additional product candidates into preclinical and clinical development;

•	our expectations regarding the impact of COVID-19 on our business, operations and financial performance and position;

•	our contract with the Biomedical Advanced Research and Development Authority (“BARDA”) (the “BARDA Contract”) and any exercise of BARDA’s options to extend the BARDA Contract;

•

our grant awards from the Combating Antibiotic-Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”) and the Military Infectious Diseases Research Program, United States Army Medical Research and Development Command (“USAMRDC”) and the respective options in each award for continued funding;

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•	We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

•	We currently have no source of product revenue and have not yet generated any revenues from product sales.

•

We have a need for substantial additional funding. If we are unable to raise capital when needed or if we are unable to receive the maximum potential funding from BARDA, CARB-X or USAMRDC, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

•	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

•

The timing of the milestone and royalty payments we are required to make to The Rockefeller University (“Rockefeller”) under certain agreements is uncertain and could adversely affect our cash flows and results of operations.

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

•

Our collection, control, processing, sharing, disclosure and otherwise use of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, and evolving laws concerning data privacy in the European Union (“EU”) and European Economic Area (“E.E.A”).

Item 1.	Business

We are a late clinical-stage biotechnology company focused on the discovery and development of direct lytic agents (“DLAs”), including lysins and amurin peptides, as new medical modalities for the treatment of life-threatening, antibiotic-resistant infections. Our lead DLA, exebacase, was granted Breakthrough Therapy designation by the U.S. Food and Drug Administration (“FDA”) in February 2020 and is currently being studied in an ongoing Phase 3 superiority design study. Antibiotic-resistant infections account for 2,000,000 illnesses in the United States and 700,000 deaths worldwide each year. We intend to address antibiotic-resistant infections using product candidates from our lysin and amurin peptide platforms. We believe DLAs are fundamentally different than antibiotics and offer a potential paradigm shift in the treatment of antibiotic-resistant infections.

Lysins are recombinantly-produced enzymes, that when applied to bacteria cleave a key component of the target bacteria’s peptidoglycan cell wall, resulting in rapid bacterial cell death. In addition to the speed of action and potent cidality, we believe lysins are differentiated by their other hallmark features, which include the demonstrated ability to eradicate biofilms and synergistically boost the efficacy of conventional antibiotics in animal models. Our lead lysin exebacase has a “targeted” spectrum of activity, meaning that it kills specific species of Staphylococci or closely related bacteria. Our next IND candidate, CF-370, targets a range of resistant gram-negative bacteria including Pseudomonas aeruginosa (“P. aeruginosa”). Amurin peptides are a new class of DLAs, discovered in our laboratories, which disrupt the outer membrane of gram-negative bacteria, resulting in rapid bacterial cell death, offering a distinct mechanism of action from lysins. Amurins have potent “broad spectrum” in vitro activity against a wide range of gram-negative pathogens, including deadly, drug-resistant P. aeruginosa, Klebsiella pneumoniae, Escherichia coli, Acinetobacter baumannii and Enterobacter cloacae bacteria species as well as difficult to treat pathogens such as Stenotrophomonas, Achromobacter and some Burkholderia species. The highly differentiated properties of DLAs have shown these agents to be complementary to and synergistic with conventional antibiotics enabling their potential use in addition to antibiotics with the goal of improving clinical outcomes compared to antibiotics alone. The development of DLAs involves a novel clinical and regulatory strategy, using superiority design clinical trials with the goal of delivering significantly improved clinical outcomes for patients with serious, antibiotic-resistant bacterial infections, including biofilm-associated infections. We believe this approach affords potential clinical benefits to patients as well as the potential ability to mitigate against further development of antibiotic resistance.

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

In December 2019, we initiated the Phase 3 DISRUPT (Direct Lysis of Staph aureus Resistant Pathogen Trial) superiority design study of exebacase. The DISRUPT study is a randomized, double-blind, placebo-controlled Phase 3 clinical trial conducted in the U.S. alone to assess the efficacy and safety of exebacase in approximately 350 adult and adolescent patients with complicated Staph aureus bacteremia, including right-sided endocarditis. Patients entering the study will be randomized 2:1 to either exebacase or placebo, with all patients receiving standard-of-care (“SOC”) antistaphylococcal antibiotics. The primary efficacy endpoint of the study is clinical response at Day 14 in patients with MRSA bacteremia, including right-sided endocarditis. Secondary endpoints will include clinical response at Day 14 in the All Staph aureus patient group (MRSA and methicillin-sensitive Staph aureus (“MSSA”)), 30-day all-cause mortality in MRSA patients, and clinical response at later timepoints. We will also evaluate the impact of treatment with exebacase on health resource utilization, including hospital length of stay, ICU length of stay and 30-day readmission rates. We plan to conduct an interim futility analysis following the enrollment of approximately 60% of the study population. We obtained feedback from the U.S. Food and Drug Administration (“FDA”) regarding the Phase 3 study protocol at an End-of-Phase 2 meeting with the FDA in September 2019, including the key design features of the study population, the endpoints and the size of the safety database that would be needed to support submission of a Biologics License Application (“BLA”) for approval of exebacase.

We completed a Phase 2 superiority study of exebacase that evaluated its safety, tolerability, efficacy and pharmacokinetics (“PK”) when used in addition to background SOC antibiotics compared to SOC antibiotics alone for the treatment of Staph aureus bacteremia, including endocarditis in adult patients. The results from this study showed clinically meaningful improvement in clinical responder rates among patients treated with exebacase in addition to SOC antibiotics compared to SOC antibiotics alone. In the primary efficacy analysis population of 116 patients with documented Staph aureus bacteremia, including endocarditis, who received a single intravenous (“IV”) infusion of blinded study drug, the clinical responder rate at Day 14 was 70.4% for patients treated with exebacase and 60.0% for patients dosed with SOC antibiotics alone (p=0.314).

In a pre-specified analysis of MRSA-infected patients, the clinical responder rate at Day 14 in patients treated with exebacase was nearly 43-percentage points higher than in patients treated with SOC antibiotics alone (74.1% for patients treated with exebacase compared to 31.3% for patients treated with SOC antibiotics alone (p=0.010)). In addition to the higher rate of clinical response, MRSA-infected patients treated with exebacase showed a 21-percentage point reduction in 30-day all-cause mortality (p=0.056), a four day lower mean length of hospital stay and meaningful reductions in hospital readmission rates. Additional pre-specified analyses showed a clinical responder rate at Day 14 in the subset of patients with bacteremia including right-sided endocarditis of 80.0% for patients treated with exebacase compared to 59.5% for patients treated with SOC antibiotics alone, an increase of 20.5% (p=0.028). In the subset of patients with bacteremia alone, the clinical responder rate at Day 14 was 81.8% for patients treated with exebacase compared to 61.5% for patients treated with SOC antibiotics alone, an increase of 20.3% (p=0.035).

Exebacase was well-tolerated and treatment emergent adverse events, including serious treatment-emergent serious adverse events (“SAEs”) were balanced between the treatment groups. There were no SAEs that we determined to be related to exebacase, there were no reports of hypersensitivity related to exebacase and no patients discontinued treatment with study drug in either treatment group.

We also performed a post-hoc Phase 3 simulation analysis using the Phase 2 data to evaluate the clinical outcomes for the Phase 2 patient population that would meet the Phase 3 inclusion criteria. In this simulated Phase 3 analysis population of 84 U.S. patients with documented Staph aureus bacteremia, including right-sided endocarditis, who received a single IV infusion of blinded study drug, the clinical responder rate at Day 14 was 83.7% for patients treated with exebacase and 54.3% for patients dosed with SOC antibiotics alone, an improvement in the responder rate of over 29-percentage points. The clinical responder rate at Day 14 in the subset of patients with MRSA bacteremia including right-sided endocarditis was 82.6% for patients treated with exebacase compared to 33.3% for patients treated with SOC antibiotics alone, an improvement in the responder rate of over 49-percentage points. In the subset of patients with MSSA bacteremia including right-sided endocarditis, the clinical responder rate at Day 14 was 84.6% for patients treated with exebacase compared to 66.7% for patients treated with SOC antibiotics alone, an increase of nearly 18-percentage points.

We believe these data established proof of concept for exebacase and for DLAs as therapeutic agents. In particular, the data for MRSA-infected patients treated with exebacase, which, in the Phase 2 superiority study, demonstrated superior outcomes in clinical response at Day 14 and in 30-day all-cause mortality as well as health economics benefits, provided the basis for the FDA to grant Breakthrough Therapy designation to exebacase for the treatment of MRSA bloodstream infections (bacteremia), including right-sided endocarditis, when used in addition to SOC anti-staphylococcal antibiotics in adult patients. Breakthrough Therapy designation is a program designed by the FDA to expedite the development and review of medicines for serious or life-threatening diseases where preliminary clinical evidence suggests that the investigational therapy may demonstrate substantial improvement on at least one clinically significant endpoint over available therapies. The Breakthrough Therapy designation provides additional benefits, such as expedited interactions with the FDA and the potential for priority review, in addition to the Fast Track designation granted to exebacase in August 2015.

On March 10, 2021, we entered into a cost-share contract (the “BARDA Contract”) with BARDA, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for

Preparedness and Response. Under the BARDA Contract, we will receive funding of up to an estimated $86.8 million to advance the development of exebacase. The base period for the BARDA Contract includes government funding of up to $9.8 million to reimburse expenses for approximately one year to support the conduct of the ongoing Phase 3 clinical trial and futility analysis. Following successful completion of the base period, the BARDA Contract provides for approximately $77.0 million of additional BARDA funding for five option stages in support of the completion of the Phase 3 clinical trial of exebacase, further clinical and non-clinical studies, manufacturing, supply chain, clinical, regulatory and administrative activities. The contract period-of-performance (base period plus option exercises) is up to approximately six years. The BARDA Contract contains terms and conditions that are customary for contracts with BARDA of this nature, including provisions giving the government the right to terminate the contract at any time for its convenience.

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

We have made further advancements with our novel lytic agents across our portfolio. In addition to the ongoing Phase 3 DISRUPT study of exebacase, we initiated an expanded access program to provide exebacase for the treatment of persistent bacteremia caused by MRSA in patients with COVID-19. We have also continued the investigator-initiated access program for compassionate use of exebacase for individual named patients with chronic prosthetic joint infections (“PJIs”) under Temporary Authorizations for Use from the French National Agency for Medicines and Health Products Safety in collaboration with Dr. Tristan Ferry at the Hôpital de la Croix Rousse in Lyon, France. We have developed a novel, engineered variant of exebacase, known as CF-296, which we believe provides an additional opportunity to advance a potential targeted therapy for deep-seated, invasive biofilm-associated Staph aureus infections. We are conducting further in vitro and in vivo characterization of CF-296 to evaluate the full profile of this compound. In 2019, we were awarded up to $7.2 million of funding from USAMRDC over the course of three years to advance CF-296 through Investigational New Drug application (“IND”)-enabling studies.

We have discovered and engineered a new lysin product candidate, CF-370, which in preclinical studies has demonstrated potent activity against antibiotic-resistant P. aeruginosa bacteria, a major cause of morbidity and mortality in patients with hospital acquired pneumonia and a major medical challenge for patients with cystic fibrosis. In July 2020, we were granted an award of up to $18.9 million in funding from CARB-X, including initial funding of $4.9 million, in support of the advancement of CF-370 through IND-enabling activities. Any additional funding beyond the $4.9 million is at the discretion of CARB-X and based on factors such as available funding, achievement of project milestones and mutual agreement on future milestones. We expect CF-370 to be our next DLA to enter clinical studies.

Beyond our lysin programs, we continue our research to advance potential product candidates from our amurin peptide platform. We are evaluating our most promising amurins in preclinical animal studies with the goal of determining our next product candidate and moving this program towards clinical studies as soon as possible. In March 2019, we were granted an award of up to $6.9 million in funding from CARB-X, including initial funding of $1.75 million to support the amurin peptide program. Any additional funding beyond the $1.75 million is at the discretion of CARB-X and based on factors such as available funding, achievement of project milestones and mutual agreement on future milestones.

In addition, we have entered into a funding agreement with the Cystic Fibrosis Foundation to investigate the potential utility of DLAs against resistant gram-negative pathogens which afflict Cystic Fibrosis (“CF”) patients. The first stage of the agreement will provide funding for the in vitro activity of CF-370 and amurin peptides against bacterial specimens obtained from CF patients at different stages of disease. With supportive data, we plan to evaluate future clinical development of DLAs as therapeutic candidates for the treatment of exacerbations in CF lung disease.

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

Our Strategy

Our strategy is to use our novel, highly differentiated therapeutic DLAs, if approved, to achieve a leading market position in the treatment of life-threatening infectious diseases, including those caused by antibiotic-resistant pathogens. We plan to pursue commercialization of therapeutic products through discovery, acquisition and development as follows:

•

Advance exebacase through Phase 3 clinical development and demonstrate superiority of our therapeutic candidate used in addition to SOC antibiotics over SOC antibiotics alone for the treatment of Staph aureus bacteremia, including right-sided endocarditis. If our Phase 3 clinical program confirms the results of the Phase 2 study, demonstrating the superiority of exebacase, used in addition to SOC antibiotics as compared to antibiotics alone, we would seek marketing authorization with a superiority claim which, if exebacase is approved, we believe would be highly differentiated from conventional antibiotics and would lead to rapid uptake by providers, favorable reimbursements from payors and potential reductions in health care utilization and the overall cost of treatment per patient;

•	Evaluate exebacase for efficacy in additional indications, including as a treatment for chronic PJIs;

•	Advance additional product candidates from our portfolio, including CF-370 and other direct lytic agents targeting gram-negative bacteria, to clinical development as rapidly as possible;

•	Acquire additional technologies that enable the efficient discovery of anti-infective agents;

•	Acquire clinical stage therapies that treat infectious diseases through unique mechanisms of action; and

•	Establish collaborations to further develop and commercialize our product candidates.

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

Clinical Studies

Phase 3 DISRUPT Clinical Study

We are conducting a multi-center Phase 3 clinical study of exebacase for the treatment of Staph aureus bacteremia, including right-sided endocarditis, caused by MRSA or MSSA. This randomized, double-blind, placebo-controlled study compares the efficacy, safety and tolerability of exebacase used in addition to SOC antibiotics to SOC antibiotics alone. The study is targeting enrollment of approximately 350 patients randomized

2:1 to receive either a single dose of exebacase administered as a 2-hour IV infusion in addition to SOC antibiotics or placebo plus SOC antibiotics. The primary efficacy endpoint is clinical response at Day 14 in patients with MRSA bacteremia, including right-sided endocarditis. Secondary endpoints include clinical response at Day 14 in the All Staph aureus patient group (MRSA and MSSA), 30-day all-cause mortality in MRSA patients, and clinical response at Day 30 and Day 60 in both the MRSA and the All Staph aureus patient groups. A summary of the statistical parameters of the key efficacy endpoints is shown in Table 1 below.

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

Clinical response is defined by objective clinical response criteria including (1) resolution of signs and symptoms attributable to Staph aureus bacteremia/right-sided endocarditis (“SAB/RIE”) that were present at baseline, (2) no new signs and symptoms attributable to SAB/RIE, (3) no new complications of SAB/RIE (e.g. no development of a new foci of Staph aureus infection after Day 7 and no septic emboli), (4) no changes in anti-staphylococcal antibiotics after treatment with study drug due to persistence, worsening or recurrence of signs or symptoms of SAB/RIE, (5) Blood culture(s) negative for Staph aureus by Day 14 and (6) the patient is alive. Clinical response will be determined by an independent, blinded clinical adjudication committee.

We will evaluate the impact of treatment with exebacase on health resource utilization, including length of hospital stay, length of stay in the intensive care unit and 30-day readmission rates for both all-cause and Staph aureus infection readmissions. The independent Data Safety Monitoring Board (“DSMB”) will review data from an interim futility analysis after 60% of the study population completes the Day 14 primary endpoint study visit.

Based on feedback from our End-of-Phase 2 meeting with the FDA, including the advancement of exebacase under the streamlined development pathway, we believe that this single confirmatory Phase 3 clinical trial evaluating the superiority of exebacase used in addition to SOC antibiotics compared to SOC antibiotics alone for the treatment of Staph aureus bacteremia, including right-sided endocarditis, if the results are positive, together with the full package of Phase 1 and Phase 2 clinical data, along with a robust non-clinical and PK/PD data package, will be sufficient to support the biologics license application (“BLA”) submission. If the Phase 3 study demonstrates superiority of exebacase, used in addition to SOC antibiotics as compared to antibiotics alone, we would seek inclusion of a superiority claim in the product labeling, which we believe would be highly differentiated from conventional antibiotics and would lead to rapid uptake by providers and favorable reimbursements from payors.

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

Another primary objective of the study was to describe the safety and tolerability of exebacase used in addition to SOC antibacterial therapy compared to SOC antibiotics alone in hospitalized patients with Staph aureus bacteremia, including endocarditis. An independent DSMB reviewed unblinded safety and pharmacokinetic data during the study. Treatment emergent adverse events (“TEAEs”) were defined as an untoward medical event reported from the study drug administration until 28 days after last dose of standard of care antibiotics, regardless of whether or not the event was considered related to study drug. The incidence of TEAEs was balanced between the treatment groups (88.9% and 85.1% of the exebacase and SOC antibiotics alone groups, respectively), with incidence rates as expected for this population, given the severity of the disease under study and that patients had multiple co-morbidities. The incidence rates of TEAEs reported within approximately one week after administration of the single dose of study drug were also balanced between the treatment groups (66.7% and 66.0% in the exebacase and SOC antibiotics alone groups, respectively). The overall rate of SAEs through day 180 was also similar between the treatment groups (62.5% for the exebacase group and 59.5% for the SOC antibiotics alone group). Among all patients who received study drug, 23.6% of exebacase patients and 19.1% of placebo patients died through day 180. There were no SAEs, including deaths, that we determined to be related to exebacase. Exebacase was well-tolerated and there were no reports of hypersensitivity related to exebacase and no patients prematurely discontinued study drug in either treatment group.

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

•

Low propensity for the development of resistance. In vitro models designed to induce the emergence of antibiotic resistance, such as 26-day serial passage studies, have shown a low propensity for bacteria to develop resistance to exebacase. In comparison, resistance to standard of care antibiotics such as daptomycin can readily be induced in the same model. Importantly, the addition of exebacase to daptomycin or other antibiotics in the same model was observed to suppress the emergence of resistance to conventional antibiotics.

We believe exebacase has other competitive advantages as well, including:

•

No direct competition. Vancomycin and daptomycin are the only two antibiotics with label indications in the U.S. for the treatment of MRSA bacteremia, including right-sided endocarditis. Daptomycin, the most recently FDA approved drug for this indication, was approved in 2005. Clinical cure rates at the test of cure visit in the Phase 3 non-inferiority study which led to daptomycin’s approval were less than 50% for both daptomycin and the standard of care comparator. Exebacase has been shown to act synergistically with both daptomycin and vancomycin to improve eradication of Staph aureus in animal studies of Staph aureus endocarditis conducted in different species. As such exebacase is intended to be used in addition to, not as a replacement for, SOC antibiotics. No other agents have been shown to provide improved outcomes over SOC antibiotics.

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

We achieved concurrence with the FDA on our CMC plans for Phase 3 and registration. We have further optimized the manufacturing process for increased purity and yield and completed the manufacture of Phase 3 materials. The process will be validated in a series of manufacturing batches to demonstrate consistency. In parallel to the validation, we intend to conduct a comparability program that demonstrates comparability between the final product used in Phase 3 and commercial manufacturing. We intend to include the results in the BLA that we expect to submit to the FDA. Following submission, we expect that the FDA will conduct pre-approval inspections of all manufacturing facilities and determine whether it agrees that our commercial material is sufficiently comparable to our Phase 3 material.

Safety Pharmacology and Toxicology

We conducted non-clinical safety pharmacology and toxicology studies in connection with our IND application for exebacase. In these studies, exebacase was well-tolerated in rats for a single two-hour IV administration of doses up to 25mg/kg (determined by us to be the no observable adverse effect level, or “NOAEL”) and that a single dose of 2.5 mg/kg was not associated with any effects, adverse or not, and was therefore determined to be the no observable effect level (“NOEL”). Exebacase was well tolerated in these studies in both rats and dogs for seven consecutive days of once daily two-hour IV infusions of up to 2.5 mg/kg. In a non-GLP pilot study in rats, 1.0 mg/kg/day was well tolerated for up to seven consecutive days of once daily two-hour IV infusions or IV boluses.

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

Upon first exposure to exebacase, no hypersensitivity reaction was observed in any of our animal studies. Upon administration of a second course of exebacase, given two weeks after completion of the first course, including multiple-day courses, hypersensitivity or hypersensitivity-like findings were observed in mice, rats and dogs. In a dedicated hypersensitivity study in rats, using a model intended to elicit hypersensitivity, findings consistent with hypersensitivity were observed after a two-week delayed re-challenge with a second course of exebacase and were not dose-dependent. In general, in humans, Type I hypersensitivity is an allergic anaphylaxis-like response (e.g., an immediate and potentially life-threatening allergic reaction) and Type III hypersensitivity is a serum sickness-like response (e.g., fever, joint pain, protein in urine, vascular changes). While the nature of hypersensitivity reactions in rats may not necessarily be predictive of hypersensitivity reactions that may occur in humans, we have also considered the risk of hypersensitivity occurring upon first administration of exebacase due to potential prior exposure to the active protein component of exebacase from the environment, as it is a naturally occurring protein. Testing for anti-drug antibodies was performed in Phase 1 subjects and Phase 2 patients. No clinical hypersensitivity related to exebacase was observed in subjects dosed in our Phase 1 or Phase 2 study.

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

We are conducting further in vitro and in vivo preclinical studies of CF-296 to further characterize this compound. In June 2019, we were awarded up to $7.2 million of funding from USAMRDC over the course of three years to advance CF-296 through IND-enabling studies.

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

CF-370 Development

CF-370 is an investigational first-in-class anti-bacterial therapeutic candidate targeting a gram-negative pathogen. CF-370 has been engineered to bypass the outer membrane of the bacteria and to enable potent activity in human serum. We believe this is a significant milestone for direct lytic agents as native lysins are typically unable to penetrate the outer membrane of gram-negative bacteria and consequently are unable to kill these pathogens. CF-370 has exhibited the hallmark in vitro features of the lysin class, including rapid and potent bactericidal activity, synergy with a broad range of standard of care agents and the eradication of biofilms in preclinical studies.

We have studied the in vivo activity of CF-370 against P. aeruginosa in a rabbit pneumonia model. CF-370 was well-tolerated and conferred a survival advantage to animals with 100% of animals receiving CF-370 surviving, compared to only 40% survival among vehicle control animals. In animals receiving either meropenem or CF-370 alone, the mean bacterial lung counts decreased by 1.5-2log10 CFU/g versus pretreatment or vehicle-treated controls (p ≤ 0.0016). CF-370 (10 mg/kg) in addition to meropenem was synergistic, with bacterial counts in all target tissues decreasing by an additional 2log10 CFU/g versus meropenem or CF-370 alone (p ≤ 0.02).

We have also studied CF-370 against P. aeruginosa in the rabbit infective endocarditis model. CF-370 was well-tolerated and in the analysis of the right ventricle, the primary target organ of the study where cardiac vegetations and dense biofilms were present, three days of CF-370 dosing at 10 mg/kg in addition to meropenem was synergistic, providing >2log10 CFU/g reduction, as compared to meropenem alone. In further analysis of the kidney, spleen and lungs, CF-370 showed additive activity when administered with meropenem, and reduced the mean bacterial lung counts by an additional 0.7-1.6log10 CFU/g versus meropenem alone.

We believe the results from these studies provide in vivo proof-of-concept for CF-370 as a potential treatment for P. aeruginosa infections and for lysins as a potential new modality to combat the threat of multidrug-resistant gram-negative pathogens. We continue to progress CF-370 through IND-enabling activities and we expect it to be our next molecule in clinical studies. In July 2020, we were awarded up to $18.9 million in funding from CARB-X in support of the advancement of CF-370 toward Phase 1 clinical trials.

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

In nature, lysins are potent enzymatic killers of bacteria produced by bacteriophage, which are viruses that infect bacteria. When recombinantly produced from genetic sequences as purified proteins and then applied to bacteria, lysins cleave a key component of the target bacteria’s peptidoglycan cell wall, resulting in rapid bacterial cell death. Conventional antibiotics require bacterial cell division and metabolism to occur in order to exert their effect (i.e., cell death or cessation of growth). Based on in vitro tests, lysins, however, are fundamentally different in that they kill bacteria rapidly by enzymatic cleavage of the bacterial cell wall without need for bacterial growth and cell division. In addition to the speed of action and potent cidality, we believe lysins are differentiated by their other hallmark features which include the demonstrated ability to eradicate biofilms and synergistically boost the efficacy of conventional antibiotics in animal models. Naturally occurring lysins targeting gram-positive pathogens have a “narrow spectrum” of activity and are not expected to have negative effects on the beneficial, normal human GI microbiome in contrast to conventional “broad spectrum” antibiotics which can kill the body’s normal, beneficial bacteria. We believe that the potential therapeutic profile of lysins is complementary to that of conventional antibiotics. As such, our approach includes the use of lysins in addition to conventional antibiotics for the treatment of serious, drug-resistant bacterial infections, including biofilm-associated infections, in an effort to achieve greater efficacy and improve clinical outcomes, as well as potentially protect against antibiotic resistance.

We employ bioinformatics and a series of metagenomic-based techniques to identify lysins from bacterial, viral, and environmental sources. The field of metagenomics is based on the bulk extraction of DNA/RNA from environmental samples (e.g., soil, water, etc.) without prior isolation of individual microbial sources. This is useful when one considers that less than 1% of microbes are culturable under standard laboratory conditions. Once extracted, the metagenomic DNA can then be examined using sequence-based methods or by proprietary functional screens. These functional screens for lysin activity form the major component of our lysin discovery work. Once cloned, our scientists also employ a variety of techniques to further optimize and ‘engineer’ changes to the lysins to introduce specific characteristics which we believe may be favorable for potential therapeutic use.

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

Table 4: Lysins Licensed From The Rockefeller University

Pathogen	CDC Threat Level	WHO Priority Level	Lysins
Staphylococcus aureus	Serious	High	CF-301, CF-302
Streptococcus pneumoniae	Serious	Medium	CF-303, CF-309
Enterococcus faecalis	Serious	High	CF-304
Group B streptococcus	Concerning	—	CF-305, CF-307
Bacillus anthracis	—	—	CF-306, CF-308

Amurin Discovery Program

Amurin peptides are a class of novel, phage-derived lytic agents discovered in our laboratories. In preclinical studies, amurin peptides have shown some features common to lysins, including potent bacteriocidality, including antibiotic-resistant strains, the ability to clear biofilms and synergize with conventional antibiotics. However, amurin peptides are further differentiated in their potential ability to exert these actions on the full range of gram-negative ESKAPE pathogens, as well as a range of additional, serious and difficult to treat gram-negative bacteria, including some strains of Burkholderia and Stenotrophomonas, in the context of human serum, without apparent ‘off target’ effects against gram-negatives. As such, amurin peptides have shown a highly differentiated spectrum of action, and we believe, if successfully developed, would be extremely well suited as potential treatments for patients suffering from polymicrobial gram-negative infections, such as cystic fibrosis, ventilator-associated pneumonia, intra-abdominal infections, and serious burns or certain chronic wound infections. Given their powerful in vitro activity against a broad range of resistant pathogens, as shown in Table 5 below, we believe that amurin peptides have the potential to become a powerful addition to our armamentarium against strains of gram-negative pathogens which have extreme- or pan- drug resistance to all or almost all currently available antibiotics.

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

We plan to progress our amurin peptide program as rapidly as possible through preclinical profiling and into clinical studies. We are currently evaluating the in vivo profiles of the amurins as we continue to advance the program. In March 2019, we were awarded up to $6.9 million of funding from CARB-X to support the development of amurin peptides as potential therapeutics to treat serious and potentially life-threatening infections, including those caused by antibiotic-resistant gram-negative ESKAPE pathogens.

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

Our lysin portfolio consists of twenty-two (22) U.S. patents, one-hundred and sixteen (116) foreign patents and three hundred and fifty-five (355) U.S. and international patent applications that we have licensed from Rockefeller and/or developed in-house. Certain patents related to our lysin portfolio will expire between 2024 and 2033. Our patents and patent applications include those that are directed to compositions and methods for the treatment of infections caused by gram-positive bacteria (Group B Streptococci, Staph aureus, Streptococcus pneumonia, Bacillus anthracis (anthrax), Enterococcus faecalis and Enterococcus faecium) and infections caused by gram-negative bacteria (P. aeruginosa, K. pneumoniae, Enterobacter cloacae and E. coli). If patents are granted on our patent applications, which include certain patent applications related to exebacase, CF-296 and the gram-negative lysins, they would expire between 2029 and 2040.

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

The term of a patent that covers an FDA-approved drug may also be eligible for patent term extension (“PTE”), which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-

Waxman Amendments, permits a PTE of up to five years beyond the expiration of the patent. The length of the PTE is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical product candidates receive FDA or other regulatory approval, we may be able to apply for or receive the benefit of PTEs on patents covering those products.

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

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical or clinical manufacturing, testing, as well as for commercial manufacture of any products that we may commercialize. To date, we have employed the services of Fujifilm Diosynth Biotechnologies UK LTD (“Fujifilm UK”) to supply the drug substance for exebacase. In the fourth quarter of 2020, we were notified by Fujifilm UK that they experienced equipment failures that would impact their manufacturing timelines. To mitigate this delay, Fujifilm UK has proposed the transition of the exebacase manufacturing process to Fujifilm Diosynth Biotechnologies USA Inc. (“Fujifilm USA”). We are currently in the transition process and expect to ultimately complete the process validation and initial commercial manufacturing of drug substance with Fujifilm USA in support of a potential BLA submission for exebacase. While steps have been and will continue to be taken to mitigate risks, we may still experience delays to the manufacturing timeline.

We do not yet have contracts to produce a commercial supply of the drug substance for exebacase; however, we intend to pursue agreements with Fujifilm USA to do so. We employ the services of multiple vendors to produce exebacase in its final vialed drug product form. We intend to pursue agreements with third party manufacturers regarding commercial supply of vialed drug product at an appropriate future time. We may choose to locate additional fill finish third party manufacturers to supply other world regions such as the EU or Asia.

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

Government Regulation

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Regulation of Drugs and Biologics

In the United States, the FDA regulates biological products under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and the Public Health Service Act (“PHSA”), and their implementing regulations, and biologics under the FDCA and the Public Health Service Act (“PHSA”), and its implementing regulations. FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States. Drugs and biologics are also subject to other federal, state, and local statutes and regulations. The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the Good Laboratory Practices (“GLP”) regulations;

•	submission to the FDA of an IND which must become effective before human clinical studies may begin and must be updated annually;

•	approval by an independent institutional review board (“IRB”) or ethics committee representing each clinical site before each clinical study may be initiated;

•

performance of adequate and well-controlled human clinical studies in accordance with Good Clinical Practice (“GCP”), requirements to establish the safety and efficacy, or with respect to biologics, the safety, purity and potency of the product candidate for each proposed indication;

•	preparation of and submission to the FDA of a BLA after completion of all pivotal clinical studies;

•	potential review of the product application by an FDA advisory committee, where appropriate and if applicable;

•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities where the proposed product drug substance is produced to assess compliance with current Good Manufacturing Practices (“cGMP”), and audits of selected clinical trial sites to ensure compliance with GCP; and

•	FDA review and approval of an NDA or BLA prior to any commercial marketing or sale of a biological product in the United States.

An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls (“CMC”) information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP, which includes the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing preclinical studies and clinical trials and clinical study results to public registries.

The clinical investigation of a drug is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined.

•

Phase 1. The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

•

Phase 2. The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•

Phase 3. The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may condition approval of a BLA for a product candidate on the sponsor’s agreement to conduct additional clinical studies after approval. In other cases, a sponsor may voluntarily conduct additional clinical studies after approval to gain more information about the drug. Such post-approval studies are typically referred to as Phase 4 clinical studies. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency

BLA Review Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s CMC and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of the product, or from a number of alternative sources, including studies initiated and sponsored by investigators. The submission of a BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.

In addition, under the Pediatric Research Equity Act (“PREA”), a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. FDA requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial pediatric study plan within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any drug or biological product for an indication for which orphan designation has been granted.

Within 60 days following submission of the application, the FDA reviews the submitted BLA to determine if the application is substantially complete before the agency accepts it for filing. The FDA may refuse to file any

BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. The FDA reviews a BLA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is sufficient to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification. When reviewing a BLA, the FDA may convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates the BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy (“REMS”), to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

FDA Expedited Review Programs

The FDA administers a number of programs to facilitate the development, and expedite the review, of drugs or biologics that are intended for the treatment of serious or life-threatening diseases or conditions. For example, the fast track program is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. Specifically, product candidates are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the review team during product development and, once a BLA is submitted, the product may be eligible for priority review. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any marketing application for a drug or biologic submitted to the FDA for approval, including a product candidate with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product candidate is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition. For new-molecular-entity NDAs and original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast track designation, breakthrough therapy designation, priority review, and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Post-Approval Requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved BLA. Drug and biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters, or untitled letters;

•	clinical holds on clinical studies;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products;

•	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;

•	mandated modification of promotional materials and labeling and the issuance of corrective information;

•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Biosimilars and Reference Product Exclusivity

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA””), created an abbreviated approval pathway for biological products that are highly similar, or “biosimilar,” to or interchangeable with an FDA-approved reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, is generally shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. A product shown to be biosimilar or interchangeable with an FDA-approved reference biological product may rely in part on the FDA’s previous determination of safety and effectiveness for the reference product for approval, which can potentially reduce the cost and time required to obtain approval to market the product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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

Guidance for Industry: “Limited Population Pathway for Antibacterial and Antifungal Drugs” (LPAD)

Introduced as part of the 21st Century Cures Act of 2016, the LPAD pathway to help encourage the development of drug products that address unmet needs of patients with serious bacterial and fungal infections. The FDA may approve a drug under the LPAD pathway based upon a conclusion of a positive benefit-risk balance in the limited population, even though insufficient data exist to conclude that there is a favorable benefit-risk profile in a broader population. The FDA issued final guidance for the industry regarding the LPAD pathway in August 2020 to assist sponsors in the development of certain new antibacterial and antifungal drugs that may be eligible for approval under the LPAD pathway. According to the guidance, candidates for this pathway are agents intended to treat a serious or life-threatening infection in a limited population with unmet needs that otherwise meet the standards for approval or licensure set forth in the FDCA and PHSA, and for which the sponsor submits a written request to FDA seeking approval of the agent as a limited population drug.

Guidance for Industry: “Conduct of Clinical Trials of Medical Products During the COVID-19 Public Health Emergency

In March 2020, the FDA issued initial guidance to industry related to the conduct of clinical trials during the COVID-19 pandemic, with subsequent updates issued over the last year, most recently on January 17, 2021. FDA issued this guidance to provide general considerations to assist sponsors in assuring the safety of trial participants, maintaining compliance with good clinical practice (“GCP”), and minimizing risks to trial integrity for the duration of the COVID-19 public health emergency. FDA recognizes that the COVID-19 public health emergency may impact the conduct of clinical trials of medical products (e.g. from quarantines, site closures, travel limitations, interruptions to the supply chain or other considerations if site personnel or trial participants become infected with COVID-19) and that these challenges may lead to difficulties in meeting protocol-specified procedures, and recognizes that protocol modifications may be required, and that there may be unavoidable protocol deviations due to COVID-19 illness and/or COVID-19 public health control measures.

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

Other U.S. Regulatory Requirements

In the United States, the research, manufacturing, distribution, sale, and promotion of drug and biological products are potentially subject to regulation by various federal, state, and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the United States Department of Health and Human Services (e.g., the Office of the Inspector General), the United States Department of Justice and individual United States Attorneys’ offices within the Department of Justice, and state and local governments. For example, sales, marketing, and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act and the False Claims Act. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection, unfair competition, and other laws, and violations of these laws may result in imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations of the Anti-Kickback Statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws, including the False Claims Act, prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Moreover, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”), among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians (as defined by statute), certain other healthcare providers beginning in 2022 and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in significant civil monetary penalties and additional penalties for “knowing failures”, for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit reports to the government by the 90th day of each calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

Government Contracts and Regulation

We currently contract with the federal government. The BARDA Contract could result in payments to us of up to approximately $86.8 million, and consists of a one-year base period-of-performance and a total contract period-of-performance (base period plus option exercises) of up to six years in support of the completion of the Phase 3 clinical trial of exebacase, further clinical and non-clinical studies, manufacturing, supply chain, clinical, regulatory and administrative activities. As a government contractor, we are subject to complex and wide-ranging federal and agency-specific regulations and contractual requirements that not only govern how we perform under the contract but also impose other requirements that affect our operations, including socio-economic obligations such as obligations related to affirmative action or maintaining a drug-free workplace. While some of our employees have been involved in government contracts previously, many of these government contracting requirements are new to us as a company. The costs of compliance with these requirements may be significant. Failure to comply with government contracting requirements could result in termination of our contract or the imposition of penalties.

Foreign Regulation

In addition to regulations in the United States, we may become subject to widely varying foreign regulations governing, among other things, clinical trials, manufacture, product registration and approval, and pharmaceutical sales. Whether or not FDA approval has been obtained, we must obtain a separate approval for a product by the comparable regulatory authorities of foreign countries prior to the commencement of clinical studies or marketing of the product in these countries. The requirements and process governing the conduct of clinical studies, approval process, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Clinical Trials

Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the European Union (“EU”), for example, a clinical trial authorization (“CTA”) must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved by the national health authority and the ethics committee has granted a positive opinion in relation to the conduct of the trial in the relevant member state(s), in accordance with a country’s requirements, clinical study development may proceed.

The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. Currently, CTAs must be submitted to the competent authority in each EU member state in which the trial will be conducted. Under the new Regulation on Clinical Trials, which is currently expected to take effect by early 2022, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only limited involvement. Any substantial changes to the trial protocol or other information submitted with the CTA must be notified to or approved by the relevant competent authorities and ethics committees. Medicines used in clinical trials must be manufactured in accordance with GMP. Other national and European Union-wide regulatory requirements may also apply.

Clinical studies of medicinal products in the European Union must be conducted in accordance with EU and national regulations and the International Conference on Harmonization (“ICH”) guidelines on GCP as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

Marketing Authorizations

To obtain regulatory approval of an investigational medicinal product under European Union regulatory systems, we must submit a marketing authorization application. The application used to file the BLA in the United States is similar to that required in the European Union, with the exception of, among other things, country specific document requirements. The process for doing this depends, among other things, on the nature of the medicinal product.

The centralized procedure results in a single marketing authorization, issued by the European Commission, based on the opinion of the EMA’s Committee for Human Medicinal Products (“CHMP”), which is valid across the entire territory of the EU. The centralized procedure is compulsory for human medicines that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) designated orphan medicines and (iv) advanced therapy medicinal products, or advanced therapy medicinal products, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used in certain other cases.

Under the centralized procedure, the maximum timeframe for the evaluation of a marketing authorization application by the EMA is 210 days. In exceptional cases, the CHMP might perform an accelerated review of a marketing authorization in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. The benefits of a PRIME designation include the appointment of a CHMP rapporteur before submission of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

There are also other possible routes to authorize medicinal products in several EU member states. National marketing authorizations, which are issued by the competent authorities of the EU member states and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national marketing authorization can be recognized in another member state through the mutual recognition procedure. If the product has not received a national marketing authorization in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the national competent authority of each of the member states in which the marketing authorization is sought, one of which is selected by the applicant as the reference member state.

MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.

Data and Marketing Exclusivity

The European Union also provides opportunities for market exclusivity. Upon receiving marketing authorization, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic or biosimilar application. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year market exclusivity period may be extended to a maximum of eleven years if, during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved. However, there is no guarantee that a product will be considered by the European Union’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

There is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes. For such products, the results of appropriate preclinical or clinical trials must be provided, and guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product. There are no such guidelines for complex biological products, such as gene or cell therapy medicinal products, and so it is unlikely that biosimilars of those products will currently be approved in the European Union. However, guidance from the EMA states that they will be considered in the future in light of the scientific knowledge and regulatory experience gained at the time.

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and marketing of such products, both before and after grant of the marketing authorization, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”), which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland. For other countries outside of the European Union, such as countries in Latin America or Asia, the requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. With respect to the United Kingdom, following its exit from the European Union on January 31, 2020, the transition period, during which E.U. pharmaceutical laws continued to apply to the United Kingdom, has expired on December 31, 2020. However, the E.U. and the United Kingdom have concluded a trade and cooperation agreement, or TCA, which is provisionally applicable since January 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of Good Manufacturing Practice, or GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of U.K. and E.U. pharmaceutical regulations.

European Medicines Agency – Actions to Support the Development of New Antibiotics

The EMA is currently revising its “Guideline on the evaluation of medicinal products indicated for treatment of bacterial infections” on how to carry out studies to demonstrate the benefits and risks of antibiotics. The draft revision reflects the outcome of cooperation between EMA, the FDA and the Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”) to align data requirements as much as possible in Europe, the United States and Japan. It provides guidance on study design for specific indications and clarification on the clinical development of antibacterial agents that are expected to address an unmet medical need, in accordance with experience gained from previous regulatory decisions.

In addition, as of May 24, 2019, EMA’s Innovation Task Force is open to all developers of medicines and therapeutic approaches for the treatment or prevention of life-threatening or debilitating bacterial and fungal infections. This free-of-charge service provides medicine developers a forum for early dialogue with EMA to help their orientation and subsequent use of formal regulatory tools such as EMA’s scientific advice.

European Medicines Agency – Small and Medium Enterprise (“SME”) Designation

The SME designation was established by EMA to promote innovation and the development of new medicinal products by smaller companies established in the EEA. Companies with SME status are eligible to receive financial incentives as well as administrative and regulatory support through national and regional level programs. These benefits include access to dedicated EMA personnel during the clinical development process as well as reductions in fees associated with regulatory procedures such as scientific advice, pre- and post-authorization regulatory procedures, and inspections. Companies with SME status can apply for the PRIME scheme at an earlier stage of development when they have compelling non-clinical data and tolerability data from initial clinical trials. They may also request a fee waiver for scientific advice.

Data Privacy and Security Laws

Numerous state, federal and foreign laws and regulations govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), the European Union General Data Protection Regulation (“GDPR”) and the United Kingdom GDPR (“UK GDPR”), govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

Healthcare Reform

In the United States, there have been a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenues and profitability and the future revenues and profitability of our potential customers. For example, in March 2010, the Affordable Care Act was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The Affordable Care Act, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act. For example, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the entire Affordable Care Act is invalid based primarily on the fact that the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the Affordable Care Act, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how or other efforts, if any, to challenge, repeal or replace the Affordable Care Act will impact the law, or our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011 among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. Further, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. For example, the Cures Act changes the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs.

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

Employees

As of March 24, 2021, we had 33 full-time employees. We consider our staff relations to be good, and we have had relatively low turnover rates, supported by our regular staff engagement. Our company operates within an industry with a complex regulatory environment. The unique demands of our industry, together with the challenges of running a company focused on the discovery, development and manufacture of innovative therapeutics, require talent that is highly educated and/or has significant industry experience. Additionally, for certain key functions, we require specific scientific expertise to oversee and conduct these activities. Accordingly, of our full-time employees, 22 employees are engaged in research and development activities, including 15 employees with advanced degrees. None of our employees is represented by a labor union or covered by a collective bargaining agreement.

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

Since inception, we have incurred significant operating losses. Our losses from operations were $28.2 million, $12.8 million and $37.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

Our future capital requirements will depend on many factors, including:

•	the complexity, timing and results of our clinical trials of our product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of developing our product candidates for additional indications;

•	the timing and amount of actual reimbursements under the BARDA Contract;

•	the continuation of funding under our CARB-X and USAMRDC grants;

•	our ability to establish scientific or business collaborations on favorable terms, if at all;

•

the costs of preparing, filing and prosecuting patent or other intellectual property applications, maintaining and protecting our intellectual property rights and defending against intellectual property-related claims;

•	the extent to which we in-license or acquire other product candidates or technologies; and

•	the scope, progress, results and costs of product development for our product candidates;

•	the effects of the COVID-19 pandemic on, among other things, our financial performance, business and operations.

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

If BARDA were to eliminate, reduce, or delay funding for our BARDA Contract, we would experience a negative impact on our programs associated with such funding.

On March 10, 2021, we executed a cost-share contract from BARDA, part of the Office of the Assistant Secretary for Preparedness and Response at the U.S. Department of Health and Human Services. Under the terms of the BARDA Contract, the Company will receive $9.8 million in initial funding during the base period. Following successful completion of the base period, the BARDA Contract provides for approximately $77.0 million of additional BARDA funding for five option stages in support of the completion of the Phase 3 clinical trial of exebacase, further clinical and non-clinical studies, manufacturing, supply chain, clinical, regulatory and administrative activities. The BARDA Contract contains terms and conditions that are customary for contracts with BARDA of this nature, including provisions giving the government the right to terminate the contract at any time for its convenience. If BARDA were to eliminate, reduce, or delay funding under the BARDA Contract or prohibit reimbursement of some of our incurred costs, we would have to seek additional funding to complete our ongoing Phase 3 DISRUPT superiority trial of exebacase or advance exebacase through FDA product approval and completion of post-approval commitments.

The BARDA Contract includes special requirements, which subject us to the risk of a reduction or loss of funding.

Our BARDA Contract subjects us to various U.S. government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement. In addition, if we are found to be in violation of the BARDA Contract, it could result in termination. If BARDA terminates the BARDA Contract with us for its convenience, or if we default by failing to perform in accordance with the contract schedule and terms, a significant negative impact on our cash flows and operations could result.

U.S. government contracts, such as our BARDA Contract, generally contain unfavorable termination provisions, which may subject us to additional risks as compared to our competitors that have not entered into such contracts. These risks include the ability of the U.S. government to unilaterally:

•	terminate or reduce the scope of our contract with or without cause;

•	interpret relevant regulations (federal acquisition regulation clauses);

•	require performance under circumstances that may not be favorable to us;

•	require an in-process review where the U.S. government will review the project and its options under the contract;

•	control the timing and amount of funding, which impacts the development progress of exebacase; and

•	audit and object to our contract-related costs and fees, including allocated indirect costs.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our past transactions, we may have experienced an “ownership change.” At this time, we have not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since our formation, due to the costs and complexities associated with such a study. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted. Further, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for federal or state tax purposes. As of December 31, 2020 and 2019, we had federal and state net operating loss carryforwards of approximately $234.3 million and $201.3 million, respectively, and federal research and development credits of approximately $3.8 million and $3.1 million, the use of which could be limited or eliminated by virtue of one or more “ownership changes.”

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

The COVID-19 pandemic or other pandemics, epidemics or outbreaks of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

During 2020, the novel coronavirus disease, COVID-19, was declared a pandemic and spread across the globe, including the United States and Europe. The outbreak and government measures taken in response have also had a significant impact on the economy and, to a lesser extent, both directly and indirectly, on our business. We adjusted our business operations, with a majority of our employees working remotely, and as a result, incurred minor delays in internal research activities. Our Phase 3 DISRUPT clinical trial has also experienced some delays as a result of the COVID-19 pandemic, as some clinical sites in high impact areas have delayed new patient enrollment as dictated by local conditions.

As a result of the COVID-19 pandemic or other pandemic, epidemic or outbreak of an infectious disease, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and staff;

•	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or being forced to quarantine;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring and efficacy and safety data collection, processing and analyses, due to limitations on travel imposed or recommended by federal, state or local governments, employers and others or interruption of clinical trial subject visits, which may impact the collection and integrity of subject data and clinical study endpoints;

•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•	delays in receiving authorization from local regulatory authorities to initiate our planned clinical trials;

•

changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel;

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak further impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic and future waves of infection, the availability and effectiveness of any new vaccines, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Additionally, concerns over the economic impact of COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets.

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

The process required to obtain approval for commercialization from the FDA and similar foreign authorities is unpredictable, and typically takes many years even after the commencement of clinical trials, depending on numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to obtain regulatory approval may change during the course of a product’s clinical development may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that any product candidates we may seek to develop in the future will never obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of a BLA from the FDA.

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective, or in the case of biologics, safe, pure, and potent, for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program.

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

This lengthy approval process as well as the unpredictability of future clinical trial results may prevent us from obtaining regulatory approval to market exebacase or any other product candidate, which would significantly harm our business. In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in obtaining regulatory review and approval. Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

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

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	regulators or IRBs (or independent Ethics Committees (“IECs”)) may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	we may voluntarily suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

•

regulators or IRBs (or IECs) may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs (or IECs) to suspend or terminate the trials; or

•	the effects of the COVID-19 pandemic.

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

Our product candidates may be associated with serious adverse events, undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

Adverse events or other undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in previous trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale clinical trials or, in some cases, after they are made available to patients on a commercial scale following approval. For example, it is possible that exposure to exebacase could result in adverse clinical events such as localized inflammation in the region surrounding blood vessels, or having a hypersensitivity reaction, such as serum sickness or anaphylaxis.

If any serious adverse events occur, clinical trials or commercial distribution of any product candidates or products we develop could be suspended or terminated, and our business could be seriously harmed. Treatment-related side effects could also affect patient recruitment and the ability of enrolled patients to complete the trial or result in potential liability claims. Regulatory authorities could order us to cease further development of, deny approval of, or require us to cease selling any product candidates or products for any or all targeted indications. If we are required to delay, suspend or terminate any clinical trial or commercialization efforts, the commercial prospects of such product candidates or products may be harmed, and our ability to generate product revenues from them or other product candidates that we develop may be delayed or eliminated. Additionally, if one or more of our product candidates receives marketing approval and we or others later identify undesirable side effects or adverse events caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

•	regulatory authorities may suspend, limit or withdraw approvals of such product, or seek an injunction against its manufacture or distribution;

•

regulatory authorities may require additional warnings on the label, including “boxed” warnings, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;

•	we may be required to change the way the product is administered or conduct additional clinical trials or post-approval studies;

•	we may be required to create a REMS, which could include a medication guide outlining the risks of such side effects for distribution to patients;

•	we may be subject to fines, injunctions or the imposition of criminal penalties;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could seriously harm our business.

We depend on enrollment of patients in our clinical trials for our product candidates. If we experience delays or difficulties enrolling in our clinical trials, our research and development efforts and business, financial condition, and results of operations could be materially adversely affected.

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. These trials and other trials we conduct may be subject to delays for a variety of reasons, including as a result of patient enrollment taking longer than anticipated, patient withdrawal or adverse events. These types of developments could cause us to delay the trial or halt further development.

Our clinical trials will compete with other clinical trials that are in the same therapeutic areas as our product candidates, and this competition reduces the number and types of patients available to us, as some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators and clinical trial sites is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. In addition, there may be limited patient pools from which to draw for clinical studies. In addition to the rarity of some diseases, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. Patient enrollment depends on many factors, including:

•	the size and nature of the patient population;

•	the severity of the disease under investigation;

•	eligibility criteria for the trial;

•	the proximity of patients to clinical sites;

•	the design of the clinical protocol;

•	the ability to obtain and maintain patient consents;

•	the ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	the risk that patients enrolled in clinical trials will drop out of the trials before the administration of our product candidates or trial completion;

•	the availability of competing clinical trials;

•	the availability of new drugs approved for the indication the clinical trial is investigating; and

•	clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies.

These factors may make it difficult for us to enroll enough patients to complete our clinical trials in a timely and cost-effective manner. In addition, our Phase 3 DISRUPT clinical trial has experienced some delays as a result of the COVID-19 pandemic, as some clinical sites in high impact areas have delayed new patient enrollment as dictated by local conditions. We expect that such delays could adversely affect the expected timelines for our product development and approval process and may adversely affect our business, financial condition and results of operations. Delays in the completion of any clinical trial of our product candidates will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

We have relied and will continue to rely on CROs for the execution of our preclinical and clinical studies and to recruit patients and monitor and manage data for our clinical programs for exebacase or any other product candidate. We control only certain aspects of our CROs’ activities, but we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards. Our reliance on the CROs does not relieve us of these regulatory responsibilities. We and our CROs are required to comply with the FDA’s regulations and GCPs requirements, which are regulations and guidelines enforced by the FDA and comparable regulatory authorities meant to protect the rights and health of clinical trial subjects. The FDA enforces its regulations and GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA (or similar foreign authorities) may require us to perform additional clinical trials before approving our product candidates. We cannot assure you that, upon inspection, the FDA (or similar foreign authorities) will determine that any of our clinical trials comply with GCPs. In addition, to evaluate the safety and effectiveness of exebacase or any other product candidate to a statistically significant degree, our clinical trials will require an adequately large number of test subjects. Any clinical trial that a CRO conducts abroad on our behalf is subject to similar regulation. Accordingly, if our CROs fail to comply with these regulations or recruit a sufficient number of patients, we may have to repeat clinical trials, which would delay the regulatory approval process.

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

We have received Breakthrough Therapy designation for exebacase for the treatment of for the treatment of MRSA bacteremia, including right-sided endocarditis, when used in addition to SOC anti-staphylococcal antibiotics in adult patients, and we may seek Breakthrough Therapy designation for our other product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed in early clinical development. For drugs or biologics that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for clinical development. Drugs designated as Breakthrough Therapies by the FDA are also eligible for rolling review of the associated marketing application, meaning that the agency may review portions of the marketing application before the sponsor submits the complete application, as well as priority review, if the relevant criteria are met.

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

We do not currently have nor do we plan to build the infrastructure or capability internally to manufacture exebacase or any other product candidates. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. For example, we employ the services of Fujifilm UK to supply the active pharmaceutical ingredient for exebacase. We have not yet manufactured supplies for late phase human clinical trials, scaled up the process for manufacture of such supplies, validated the processes, or contractually secured our commercial supplies. We do not currently have long-term supply agreements. Furthermore, the raw materials for our product candidates are sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our products and product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain COVID-19 or treat its effects.

We expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•

the failure of the third party to manufacture our product candidates according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;

•	the reduction or termination of production or deliveries by suppliers, or the raising of prices or renegotiation of terms;

•	the termination or nonrenewal of arrangements or agreements by our third-party contractors at a time that is costly or inconvenient for us;

•	the breach by the third-party contractors of our agreements with them;

•	the failure of third-party contractors to comply with applicable regulatory requirements;

•	the failure of the third party to manufacture our product candidates according to our specifications;

•	the mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or study drug or placebo not being properly identified;

•

clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and

•	the misappropriation of our proprietary information, including our trade secrets and know-how.

In the fourth quarter of 2020, we were notified by Fujifilm UK that they experienced equipment failures that would impact their manufacturing timelines. To mitigate delays, Fujifilm UK has proposed the transition of the exebacase manufacturing process to Fujifilm USA. We are currently in the transition process and expect to ultimately complete the process validation and initial commercial manufacturing of drug substance with Fujifilm USA in support of a potential BLA submission for exebacase. While steps have been and will continue to be taken to mitigate risks, we may still experience delays to the manufacturing timeline.

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

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners, in particular Fujifilm UK and Fujifilm USA, for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA others, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.

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

Even if exebacase or any other product candidates that we develop is approved by the appropriate regulatory authorities for marketing and sale, physicians may not prescribe the approved product. Market acceptance of exebacase or any other product candidate that we develop by physicians, patients and payors will depend on a number of factors, many of which are beyond our control, including:

•	the indications for which the product is approved;

•	acceptance by physicians and payors of each product as a safe and effective treatment;

•	the availability, efficacy and cost of competitive drugs;

•	the effectiveness of our or any third-party partner’s sales force and marketing efforts;

•	the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations;

•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;

•	the availability of adequate reimbursement by third parties, such as insurance companies and other health care payors, and/or by government health care programs, including Medicare and Medicaid;

•	limitations or warnings contained in a product’s FDA-approved labeling (or similarly approved labeling by foreign authorities); and

•	prevalence and severity of adverse side effects.

Even if the medical community accepts that our product candidates are safe and efficacious for their approved indications, physicians may not immediately be receptive to the use or may be slow to adopt our product candidates as accepted treatments for their approved indications. While we believe our product candidates may demonstrate significant advantages in clinical studies, we cannot assure you that labeling approved by the FDA (or similar foreign authorities) will permit us to promote these advantages. In addition, our efforts to educate the medical community and third-party payors on the benefits of any product candidates that we develop may require significant resources and may never be successful.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act. For example, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the entire Affordable Care Act is invalid based primarily on the fact that the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the Affordable Care Act, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how or other efforts, if any, to challenge, repeal or replace the Affordable Care Act will impact the law, or our business or financial condition.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. Further, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, or the ATRA, which, among other things, further reduced Medicare payments to several providers. Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. For example, the Cures Act changes the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs.

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

Even if our product candidates receive regulatory approval, they will be subject to significant post- marketing regulatory requirements and oversight.

Even if we obtain regulatory approval in (or outside) the United States, the FDA (or similar foreign authorities) may still impose significant restrictions on the indicated uses or marketing of the approved product, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. The holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For instance, the EU has adopted the Clinical Trials Regulation (“CTR”) in April 2014, which is expected to come into application in 2022. The CTR will be directly applicable in all EU member states, repealing the current Clinical Trials Directive. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new CTR becomes applicable. The extent to which ongoing clinical trials will be governed by the CTR will depend on when the CTR becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the CTR becomes applicable the CTR will at that time begin to apply to the clinical trial. The CTR harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which will notably contain a centralized EU portal and database.

In addition, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the results of the 2020 U.S. Presidential Election may impact our business and industry. Namely, the Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these orders will be implemented, or whether they will be rescinded and replaced under the Biden administration. The policies and priorities of the new administration are unknown and could materially impact the regulations governing our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

Disruptions at the FDA and other agencies, such as the European Medicines Agency following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs and biologics or modifications to cleared or approved drugs/biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. In the EU, these exclusivity periods are even shorter. Upon receiving marketing authorization, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic/biosimilar application. During the additional two-year period of market exclusivity, a generic/biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic/biosimilar product can be marketed until the expiration of the market exclusivity.

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

•

the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

•

the federal transparency requirements under the Affordable Care Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report to the Department of Health and Human Services information related to physician payments and other transfers of value and ownership and investment interests held by physicians (as defined by statute) and their immediate family members and payments or other transfers of value made to such physician owners. Beginning in 2022, such obligations will include payments and other transfers of value provided in the previous year to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives;

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

•	similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

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

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom withdrew from the European Union (“Brexit”) on January 31, 2020 and entered into a transition period. On December 24, 2020, the United Kingdom and the EU announced that they had agreed to the terms of their future trading relationship in the EU-UK Trade and Cooperation Agreement, or TCA, which became binding on both the EU and the United Kingdom on January 1, 2021, and awaits the final agreement of the remaining 27 EU Member States. While agreement on the terms of the TCA has avoided a “no deal” Brexit scenario, and provides in principle for quota- and tariff-free trading of goods, it is nevertheless expected that the TCA will result in the creation of non-tariff barriers (such as increased shipping and regulatory costs and complexities) to the trade in goods between the United Kingdom and the EU. Further, the TCA does not provide for the continued free movement of services between the UK and the EU and imposes additional restrictions on the free movement of people between the UK and the EU. The TCA includes provisions affecting pharmaceutical businesses (including on customs and tariffs). In addition, there are some specific provisions concerning pharmaceuticals. These include the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards. Significant political and economic uncertainty remains how much the relationship between the United Kingdom and EU will differ as a result of the United Kingdom’s withdrawal. For example, shipments into the United Kingdom of drug substance manufactured for the Company in the European Union may be interrupted or delayed and thereby prevent or delay the manufacture in the United Kingdom of drug product. Similarly, shipments out of the United Kingdom of drug product to the United States or the European Union may be interrupted or delayed and thereby prevent or delay the delivery of drug product to clinical sites. Such a situation could hinder our ability to conduct current and planned clinical trials and have an adverse effect on our business. Additionally, political instability in the European Union as a result of Brexit may result in a material negative effect on credit markets and foreign direct investments in the European Union and United Kingdom.

Further, the United Kingdom’s withdrawal from the EU has resulted in the relocation of the EMA from the United Kingdom to the Netherlands. This relocation has caused, and may continue to cause, disruption in the administrative and medical scientific links between the EMA and the UK Medicines and Healthcare products Regulatory Agency, including delays in granting clinical trial authorization or marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the EU and/or the United Kingdom.

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

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of March 24, 2021, we have approximately 39.3 million shares of common stock outstanding, of which approximately 37.4 million shares of our outstanding common stock are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 12.4 million shares of our common stock outstanding as of March 24, 2021. Approximately 11.9 million shares of common stock underlying warrants will be freely tradable upon exercise unless held by our affiliates.

We have registered 1,918,794 shares of our common stock as of March 24, 2021 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The 2014 Plan provides that the number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

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

In the ordinary course of our business, we store sensitive data, including intellectual property, proprietary business information and personally identifiable information, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in significant costs to address and remediate the incident, lead to legal claims or proceedings, disrupt our operations, and damage our reputation.

We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.

Our collection, control, processing, sharing, disclosure and otherwise use of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, and evolving laws concerning data privacy in the EU and EEA.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal data, such as information that we may collect in connection with clinical trials in the U.S. and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S.,

HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, the CCPA went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the CPRA recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our activities outside the United States impose additional compliance requirements and generate additional risks of enforcement for noncompliance. For example, the GDPR repealed the Data Protection Directive (95/46/EC) and is directly applicable in all E.E.A. countries (which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland) since its effective date of May 25, 2018. The GDPR applies to companies established in the EEA, as well as companies that are not established in the EEA and which collect and use personal data in relation to offering goods or services to, or monitoring the behavior of, individuals located in the EEA, including, for example, through the conduct of clinical trials (whether the trials are conducted directly by the company itself or through a clinical vendor or collaborators). The GDPR permits EEA countries derogations for certain matters and, accordingly, we are also subject to national laws relating to the processing of certain data such as genetic data, biometric data and health data. It imposes a strict data protection compliance regime including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that valid consent or another an appropriate legal basis is in place or otherwise exists to justify data processing activities; appointing data protection officers in certain circumstances; granting new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability), as well as enhancing current rights (e.g., data subject access requests); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; defining for the first time pseudonymized (i.e., key-coded) data; and complying with principal of accountability and complying with the obligation to demonstrate compliance through policies, procedures, training and audit.

We are also subject to EU rules with respect to cross-border transfers of personal data out of the E.E.A. These rules are under scrutiny from time to time. For example, the Court of Justice of the European Union (the “CJEU”) ruled in July 2020 that the EU-U.S. Privacy Shield was invalid. The EU-U.S. Privacy Shield Framework was designed by the U.S. Department of Commerce and the European Commission to provide companies operate in both regions with a mechanism to comply with data protection requirements when transferring personal data from the European Union to the United States in support of numerous business activities. Following the decision of the CJEU, the EU-U.S. Privacy Shield can no longer be used as a legal basis for transferring personal data from the European Union to the United States and the CJEU made clear that reliance on standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield) may not necessarily be a sufficient alternative. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, identifying an alternative data transfer mechanism may lead to additional costs, complaints or regulatory investigations or fines. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we conduct our clinical trials and could adversely affect our business and financial results.

Further, following the United Kingdom’s withdrawal from the EU and the EEA and the end of the transition period on December 31, 2020, we will have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure. Currently there is a four to six-month grace period agreed in the EU and UK Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. The European Commission published a draft adequacy decision on 19 February 2021. If adopted, the decision will enable data transfers from EU member states to the UK for a four-year period, subject to subsequent extensions.

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

Fines for certain breaches of the GDPR are significant for companies: up to the greater of 4% of total annual worldwide turnover of the preceding financial year, or €20 million. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our processing of our data, enforcement notices, assessment notices (for a compulsory audit), as well potential civil claims including class action type litigation where individuals suffer harm. Our actual or alleged failure to comply with the GDPR could result in enforcement actions and significant penalties against us (as outlined above), which could result in negative publicity, increase our operating, business and/or legal costs, subject us to claims or other remedies and have a material adverse effect on our clinical trials, business, financial condition, and operations.

We are also subject to evolving EU privacy laws on cookies, and e-marketing. The EU is in the process of replacing the e-Privacy Directive with a new set of rules taking the form of a regulation, which will be directly implemented to all EEA countries. The draft E-Privacy Regulation imposes strict opt-in marketing rules with limited exceptions for business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases fining powers to the same levels as the GDPR (i.e. the greater of 20 million Euros or 4% of total global annual revenue for certain breaches). While the e-Privacy Regulation was originally intended to be adopted on May 25, 2018 (alongside the GDPR), it is still going through the European legislative process and commentators now expect it to be adopted during 2021, after which a two-year transition period will follow before it is in force. We are likely to be required to expend further capital and other resources to ensure compliance with these changing laws and regulations.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

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

Holders

On March 24, 2021, the last reported sale price for our common stock on the Nasdaq Capital Market was $4.46 per share. As of March 24, 2021, there were approximately 1,600 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends to holders of common stock in the foreseeable future.

Unregistered Sales of Equity Securities

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

Purchases of Equity Securities by the Issuer or Affiliated Purchaser

We did not repurchase any of our equity securities during the quarter ended December 31, 2020.

Item 6. Selected Financial Data

Not required.

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

We have not generated any revenues and, to date, have funded our operations primarily through our initial public offering (“IPO”), our follow-on public offerings, private placements of securities, and grant funding received. On March 22, 2021, we completed an underwritten public offering of 11,500,000 shares of our common stock, including shares sold pursuant to the fully exercised overallotment option granted to the underwriters in connection with the offering, at a public offering price of $5.00 per share of common stock, resulting in estimated net proceeds of approximately $53.7 million after underwriting discounts and commissions and offering expenses payable by us.

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

On March 10, 2021, we executed a cost-share contract (the “BARDA Contract”) with the Biomedical Advanced Research and Development Authority (“BARDA”) and any exercise of BARDA’s options to extend such contract, part of the Office of the Assistant Secretary for Preparedness and Response at the U.S. Department of Health and Human Services. Under the terms of the BARDA Contract, the Company will receive $9.8 million in initial funding and up to an additional $77.0 million. The initial funding will be used to support our ongoing pivotal Phase 3 DISRUPT superiority trial of exebacase. Under the terms of the agreement, and if supported by Phase 3 DISRUPT study data, BARDA may provide the Company with additional funding upon achievement of key milestones to continue the advancement of exebacase through FDA product approval and completion of post-approval commitments. The BARDA Contract contains terms and conditions that are customary for contracts with BARDA of this nature, including provisions giving the government the right to terminate the contract at any time for its convenience. As a government contractor, we are subject to complex and wide-ranging federal and agency-specific regulations and contractual requirements. The costs of compliance with these requirements may be significant. Failure to comply with government contracting requirements could result in termination of our contract or the imposition of penalties.

We have never been profitable and our net losses were $28.2 million, $12.8 million and $37.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we will need additional financing to support our continuing operations. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

•	employee-related expenses, including salaries, performance bonuses, benefits, travel and non-cash share-based compensation expense;

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

In December 2019, we initiated the Phase 3 DISRUPT (Direct Lysis of Staph aureus Resistant Pathogen Trial) study of exebacase. The DISRUPT study is a randomized, double-blind, placebo-controlled Phase 3 clinical trial conducted in the U.S. alone to assess the efficacy and safety of exebacase in approximately 350 patients with complicated Staph aureus bacteremia, including right-sided endocarditis. Patients entering the study will be randomized 2:1 to either exebacase or placebo, with all patients receiving standard-of-care (“SOC”) antibiotics. The primary efficacy endpoint of the study is clinical response at Day 14 in patients with MRSA bacteremia, including right-sided endocarditis. Secondary endpoints will include clinical response at Day 14 in the All Staph aureus patient group (MRSA and methicillin-sensitive Staph aureus (“MSSA”)), 30-day all-cause mortality in MRSA patients, and clinical response at later timepoints. We will also evaluate the impact of treatment with exebacase on health resource utilization, including hospital length of stay, ICU length of stay and 30-day readmission rates. We plan to conduct an interim futility analysis following the enrollment of approximately 60% of the study population. We obtained concurrence with the U.S. Food and Drug Administration (“FDA”) on the Phase 3 study protocol at an End-of-Phase 2 meeting with the FDA in September 2019, including the key design features of the study population, the endpoints and the size of the safety database that would be needed to support a Biologics License Application (“BLA”) for approval of exebacase, under the FDA’s “streamlined development” paradigm for agents to treat bacterial infections associated with high unmet medical need.

We completed a Phase 2 superiority study of exebacase that evaluated its safety, tolerability, efficacy and pharmacokinetics (“PK”) when used in addition to background SOC antibiotics compared to SOC antibiotics alone for the treatment of Staph aureus bacteremia, including endocarditis in adult patients. The results from this study showed clinically meaningful improvement in clinical responder rates among patients treated with exebacase in addition to SOC antibiotics compared to SOC antibiotics alone. In the primary efficacy analysis population of 116 patients with documented Staph aureus bacteremia, including endocarditis, who received a single intravenous (“IV”) infusion of blinded study drug, the clinical responder rate at Day 14 was 70.4% for patients treated with exebacase and 60.0% for patients dosed with SOC antibiotics alone (p=0.314). The clinical responder rate at Day 14 in the subset of patients with bacteremia including right-sided endocarditis was 80.0% for patients treated with exebacase compared to 59.5% for patients treated with SOC antibiotics alone, an increase of 20.5% (p=0.028). In the subset of patients with bacteremia alone, the clinical responder rate at Day 14 was 81.8% for patients treated with exebacase compared to 61.5% for patients treated with SOC antibiotics alone, an increase of 20.3% (p=0.035).

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

We also performed a post-hoc Phase 3 simulation analysis using the Phase 2 data to evaluate the clinical outcomes for the Phase 2 patient population that would meet the Phase 3 inclusion criteria. In this simulated Phase 3 analysis population of 84 U.S. patients with documented Staph aureus bacteremia, including right-sided endocarditis, who received a single IV infusion of blinded study drug, the clinical responder rate at Day 14 was 83.7% for patients treated with exebacase and 54.3% for patients dosed with SOC antibiotics alone, an improvement in the responder rate of over 29-percentage points. The clinical responder rate at Day 14 in the subset of patients with MRSA bacteremia including right-sided endocarditis was 82.6% for patients treated with exebacase compared to 33.3% for patients treated with SOC antibiotics alone, an improvement in the responder rate of over 49-percentage points. In the subset of patients with MSSA bacteremia including right-sided, the clinical responder rate at Day 14 was 84.6% for patients treated with exebacase compared to 66.7% for patients treated with SOC antibiotics alone, an increase of nearly 18-percentage points.

We believe these data established proof of concept for exebacase and for DLAs as therapeutic agents. In particular, the data for MRSA-infected patients treated with exebacase, which, in the Phase 2 superiority study, demonstrated superior outcomes in clinical response at Day 14 and in 30-day all-cause mortality as well as health economics benefits, provided the basis for the FDA to grant Breakthrough Therapy designation to exebacase for the treatment of MRSA bloodstream infections (bacteremia), including right-sided endocarditis, when used in addition to SOC anti-staphylococcal antibiotics in adult patients. Breakthrough Therapy designation is a program designed by the FDA to expedite the development and review of medicines for serious or life-threatening diseases where preliminary clinical evidence suggests that the investigational therapy may demonstrate substantial improvement on at least one clinically significant endpoint over available therapies. The Breakthrough Therapy designation provides additional benefits, such as intensified interactions with the FDA and the potential for priority review, over the Fast Track designation granted to exebacase in August 2015.

In addition to the ongoing Phase 3 DISRUPT study of exebacase, we initiated an expanded access program to provide exebacase for the treatment of persistent bacteremia caused by methicillin-resistant Staphylococcus aureus (MRSA) in COVID-19 patients and continued the investigator-initiated early access program for compassionate use of exebacase for individual named patients with chronic post-operative prosthetic joint infections (“PJIs”) under Temporary Authorizations for Use from the French National Agency for Medicines and Health Products Safety in collaboration with Dr. Tristan Ferry at the Hôpital de la Croix Rousse in Lyon, France.

Other programs

We have made further advancements with our novel lytic agents across our portfolio. We have developed a novel, engineered variant of exebacase, known as CF-296, which we believe provides an additional opportunity to advance a potential targeted therapy for deep-seated, invasive biofilm-associated Staph aureus infections. We are conducting further in vitro and in vivo characterization of CF-296 to evaluate the full profile of this compound. We have been awarded up to $7.2 million of funding from the Military Infectious Diseases Research Program, United States Army Medical Research and Development Command (“USAMRDC”) over the course of three years to advance CF-296 through Investigational New Drug application (“IND”)-enabling studies.

We have discovered and engineered a new lysin product candidate, CF-370, which in preclinical studies has demonstrated potent activity against antibiotic-resistant P. aeruginosa bacteria, a major cause of morbidity and mortality in patients with hospital acquired pneumonia and a major medical challenge for patients with cystic fibrosis. In July 2020, we were awarded up to $18.9 million in funding from CARB-X (Combating Antibiotic-Resistant Bacteria Biopharmaceutical Accelerator), including initial funding of $4.9 million, in support of the advancement of CF-370 through IND-enabling activities toward future Phase 1 clinical trials. We expect CF-370 to be our next molecule in clinical studies.

Beyond our lysin programs, we continue our research to advance potential product candidates from our amurin peptide platform. We are evaluating our most promising amurins in preclinical animal studies with the goals of determining our next product candidate and moving this program towards clinical studies as soon as possible. We have been awarded up to $6.9 million of funding from CARB-X to support the amurin peptide program, including initial funding of $1.75 million.

In addition, we have entered into an initial funding agreement with the Cystic Fibrosis Foundation to investigate the potential utility of DLAs, including CF-370 and amurin peptides, against resistant Gram-negative pathogens which afflict Cystic Fibrosis (“CF”) patients. The first stage of the agreement will profile funding for the in vitro activity of CF-370 and amurin peptides against bacterial specimens obtained from CF patients at different stages of disease. With supportive data, ContraFect plans to evaluate future clinical development of CF-370 and/or amurin peptides as therapeutic candidates for the treatment of exacerbations in CF lung disease.

To date, a large portion of our research and development work has related to the establishment of our platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and clinical testing of exebacase. We currently expect to focus the majority of our resources on the exebacase program. As our pipeline progresses, we are able to further leverage our employee and infrastructure resources across multiple development programs well as research projects. In the years ended December 31, 2020, 2019 and 2018, we recorded approximately $22.6 million, $18.1 million and $22.4 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories to exebacase as shown below.

The following table summarizes our research and development expenses by category for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Product development	$15,502,145	$10,400,797	$14,307,715
Personnel related	4,702,794	3,401,887	3,458,357
Professional fees	3,605,311	2,912,155	2,563,787
Laboratory costs	1,417,979	2,020,675	1,368,082
External research and licensing costs	951,400	2,487,209	1,315,049
Share-based compensation	655,034	469,357	626,003
Expenses reimbursed by grants	(4,220,695)	(3,635,055)	(1,222,342)

Total research and development expense	$22,613,968	$18,057,025	$22,416,651

The following table summarizes our research and development expenses by program for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Exebacase	$15,093,713	$11,369,534	$16,218,315
CF-370	1,325,335	—	—
Other research and development	5,057,787	6,451,302	3,336,318
Personnel related and share-based compensation	5,357,828	3,871,244	4,084,360
Expenses reimbursed by grants	(4,220,695)	(3,635,055)	(1,222,342)

Total research and development expense	$22,613,968	$18,057,025	$22,416,651

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

Stock-based compensation

We account for stock-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, which we refer to as ASC 718. ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options. Compensation expense based on the grant date fair value is generally amortized over the requisite service period of the award on a straight-line basis.

We account for stock options granted to non-employees, which primarily consists of consultants, using the fair value method. The fair value of options is calculated using the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant for employee and directors and as of January 1, 2019 for the unvested non-employee stock options. The Black-Scholes option pricing model uses various assumptions that require management to apply judgment and make estimates, including:

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

Results of Operations

For a discussion of our results of operations for the year ended December 31, 2019, including a year-to-year comparison between 2019 and 2018, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Comparison of years ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Dollar Change	% Change
Operating expenses:
Research and development	$22,613,968	$18,057,025	$4,556,943	25%
General and administrative	$11,625,621	$9,809,423	$1,816,198	19%
Other income	$6,083,916	$15,071,955	$(8,988,039)	(60)%

Research and Development Expenses

Research and development expense was $22.6 million for the year ended December 31, 2020, compared with $18.1 million for the year ended December 31, 2019, an increase of $4.5 million. This increase was primarily attributable to a $3.9 million increase in manufacturing expenditures relating to the process scale-up campaign of exebacase and the initiation of validation activities that will support the potential BLA submission, in addition to process development and small-scale batch manufacturing for both CF-370 and CF-296. We also increased our expenditures on expansion of our research and development personnel and consultants by $2.2 million and on clinical activities by $1.0 million as we enrolled patients and expanded the number of clinical sites in the Phase 3 DISRUPT study of exebacase throughout 2020. These increases were partially offset by a $1.6 million decrease in internal and external research costs, a decrease of $0.4 million in licensing fees paid to Rockefeller as the milestone fee paid upon completion of the Phase 2 trial of exebacase was in 2019, and a $0.6 million increase in our expenses that are reimbursable under our grants compared to the prior year period.

General and Administrative Expenses

General and administrative expense was $11.6 million for the year ended December 31, 2020, compared with $9.8 million for the year ended December 31, 2020, an increase of $1.8 million. This increase was primarily attributable to increases in compensation costs of $1.5 million and insurance costs of $0.3 million.

Other income

Other income was $6.1 million for the year ended December 31, 2020 compared with $15.1 million for the year ended December 31, 2019, a decrease of $9.0 million. This decrease was primarily attributable to the decrease in the non-cash gain related to the change in fair value of our warrant liability of $6.7 million. In addition, the current year period has a charge to other expense of $2.2 million for issuance expenses allocated to warrants, for which there was no such expense in the prior year period.

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

Since the date of our IPO, we have funded our operations through the sale of registered securities for gross proceeds of $257.8 million, $9.6 million from the exercise of the Class B Warrants issued in our IPO, $26.0 million from the sale of securities in private placements and the receipt of $9.2 million of grant funding.

As of December 31, 2020, we had approximately $42.5 million in cash, cash equivalents and marketable securities. On August 14, 2020, we filed a new shelf registration statement on Form S-3 (the “Form S-3”) with the SEC. The Form S-3 was declared effective by the SEC on August 31, 2020. The Form S-3 allows us to offer and sell from time-to-time up to $150.0 million of common stock, preferred stock, debt securities, warrants or units comprised of any combination of these securities. On March 22, 2021, we completed an underwritten public offering of 11,500,000 shares of our common stock, including shares sold pursuant to the fully exercised overallotment option granted to the underwriters in connection with the offering, at a public offering price of $5.00 per share of common stock, resulting in estimated net proceeds of approximately $53.7 million after underwriting discounts and commissions and offering expenses payable by us. The terms of any future offerings under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering. There can be no assurances that any such financing will be available to us on satisfactory terms, or at all.

We have also been successful obtaining grants to supplement our financings with non-dilutive funding, including grants from CARB-X, USAMRDC and our cost-sharing contract with BARDA. We may continue to pursue further non-dilutive funding opportunities. In addition, there can be no assurances that either BARDA, CARB-X or USAMRDC will provide the maximum potential funding to the Company.

Cash flows

The following table shows a summary of our cash flows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(33,186,315)	$(27,427,893)
Investing activities	$(27,404,618)	$21,971,126
Financing activities	$51,891,692	$21,320,590

Net cash used in operating activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities increased $5.8 million in the year ended December 31, 2020 as compared to the comparable period in 2019. This increase was primarily attributable to increased expenditures on manufacturing of exebacase, CF-370 and CF-296, increased number of personnel and related compensation costs, and increased amounts paid to our CROs in order to enroll patients and expand the number of active investigator sites in the Phase 3 DISRUPT trial of exebacase.

Net cash (used in) provided by investing activities

Net cash used in investing activities in the year ended December 31, 2020 was primarily attributable to the purchases of marketable securities subsequent to the equity offerings completed on May 27, 2020. Net cash provided by investing activities in the year ended December 31, 2019 resulted from the proceeds from the maturities of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities in the year ended December 31, 2020 resulted from the completion of our equity offerings on May 27, 2020, resulting in net proceeds of $51.9 million. Net cash provided by financing activities in the year ended December 31, 2019 resulted primarily from the completion of our offerings of our common stock in December 2019, resulting in net proceeds of $21.3 million.

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

We believe that our existing cash, cash equivalents and marketable securities, together with the net proceeds of approximately $53.7 million after underwriting discounts and commissions and offering expenses payable by us from the underwritten public offering of common stock completed on March 22, 2021, will be sufficient to fund operations for at least 12 months from the issuance date of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. We plan to continue to fund our operations through public or private debt and equity financings and grant funding but there can be no assurances that such financing or grants will be available to us on satisfactory terms, or at all. Our future capital requirements will depend on many factors, including:

•	the progress and results of the clinical trials of our lead product candidates;

•	the scope, progress, results and costs of compound discovery, preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the extent to which we acquire or in-license other products and technologies;

•	the timing and amount of actual reimbursements under the BARDA Contract;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•	our ability to establish any future collaboration arrangements on favorable terms, if at all.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and debt offerings, collaborations, grants, government contracts, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or other securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting because we do not qualify as an accelerated or a large accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Changes in Internal Control Over Financial Reporting

In connection with management’s evaluation of our internal control over financial reporting as of December 31, 2020, our principal executive officer and principal financial officer concluded that there were no changes to our internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Director Biographical Information

Biographical information concerning each of our directors is set forth below:

Name	Age	Position
Roger J. Pomerantz, M.D., F.A.C.P.	64	President, Chief Executive Officer, Director, Chairman of the Board
Steven C. Gilman, Ph.D.	68	Director, Vice Chairman of the Board
Sol J. Barer, Ph.D.	73	Director, Lead Independent Director
Lishan Aklog, M.D.	55	Director
Jane F. Barlow, M.D.	60	Director
David N. Low, Jr.	62	Director
Michael J. Otto, Ph.D.	72	Director
Cary W. Sucoff, J.D.	69	Director

Roger J. Pomerantz, M.D., F.A.C.P. Dr. Pomerantz has served as Chairman of our board of directors and our Chief Executive Officer since April 2019. Prior to that, he had served as Vice Chairman of our board of directors since May 2014. From November 2013 to December 2019, Dr. Pomerantz served as Chairman of the board of directors of Seres Therapeutics, Inc., a biotechnology company, and as its President and Chief Executive Officer from June 2014 to January 2019. From 2011 to 2013, he was formerly Worldwide Head of Licensing & Acquisitions, Senior Vice President at Merck & Co., Inc. where he oversaw all licensing and acquisitions at Merck Research Laboratories. Previously, he served as Senior Vice President and Global Franchise Head of Infectious Diseases at Merck. Prior to joining Merck, Dr. Pomerantz was Global Head of Infectious Diseases for Johnson & Johnson Pharmaceuticals. He joined Johnson & Johnson in 2005 as President of Tibotec Pharmaceuticals, Inc. Dr. Pomerantz serves as Chairman of the board of directors of the public company Collplant Biotechnologies, Inc., a board member of the public company Intec Therapeutics, Inc., Chairman of the board of directors of the private company Silicon Therapeutics Inc. and a member of the board of the private company X-VAX Technology, Inc. Dr. Pomerantz received his B.A. in Biochemistry at the Johns Hopkins University and his M.D. at the Johns Hopkins School of Medicine. He received post-graduate training at the Massachusetts General Hospital, Harvard Medical School and M.I.T. Dr. Pomerantz is Board Certified in both Internal Medicine and Infectious Diseases. He was Professor of Medicine, Biochemistry and Molecular Pharmacology, Chief of Infectious Diseases, and the Founding Director and Chair of the Institute for Human Virology and Biodefense at the Thomas Jefferson University and Medical School. He has developed nine drugs approved world-wide in important diseases, including HIV, HCV, and tuberculosis. We believe that Dr. Pomerantz’s significant scientific, executive and board leadership experience in drug development and in the pharmaceutical industry qualifies him to serve as a member of our board of directors

Steven C. Gilman, Ph.D. Dr. Gilman has served as Vice Chairman of our board of directors since April 2019. Prior to that, he had served as our Chairman since May 2015, Interim Chief Executive Officer from March 2016 to July 2016 and Chief Executive Officer since July 2016. Until 2015, he served as the Executive Vice President, Research & Development and Chief Scientific Officer at Cubist Pharmaceuticals, a biopharmaceutical company, until its acquisition by Merck & Co. Prior to joining Cubist in 2008, he served as Chairman of the Board of Directors and Chief Executive Officer of ActivBiotics, a privately held biopharmaceutical company. Previously, he worked at Millennium Pharmaceuticals, Inc., where he held a number of senior leadership roles including Vice President and General Manager of the Inflammation franchise responsible for all aspects of the Inflammation business from early gene discovery to product commercialization. Prior to Millennium, he was Group Director at Pfizer Global Research and Development, where he was responsible for drug discovery of novel antibacterial agents as well as several other therapeutic areas. Dr. Gilman has also held scientific, business, and academic appointments at Wyeth, Cytogen Corporation, Temple Medical School, and Connecticut College.

He currently serves on the board of directors of publicly traded companies Akebia Therapeutics, SCYNEXIS Inc., and Vericel Corporation and previously served on the board of directors of Momenta Pharmaceuticals, Inc. Dr. Gilman received his Ph.D. and M.S. degrees in microbiology from Pennsylvania State University, his post-doctoral training at Scripps Clinic and Research Foundation, and received a B.A. in microbiology from Miami University of Ohio. He has authored over 60 publications and is an inventor on 7 patents. We believe that Dr. Gilman’s significant scientific, executive and board leadership experience in the pharmaceutical and biotechnology industries qualifies him to serve as a member of our board of directors.

Sol J. Barer, Ph.D. Dr. Barer has served as a member of our board of directors since April 2011. Dr. Barer served as our Chairman of the board of directors from February 2012 to May 2015. He was appointed Lead Independent Director in May 2015. Dr. Barer spent most of his professional career with the Celgene Corporation, a pharmaceutical company. He was Chairman from January 2011 until June 2011, Executive Chairman from June 2010 until January 2011, and Chairman and Chief Executive Officer from May 2006 until June 2010. Before assuming the CEO position, he was appointed Chief Operating Officer in 1994 and President in 1993. Dr. Barer was the founder of the biotechnology group at the Celanese Research Company which was subsequently spun out to form Celgene. Dr. Barer serves as Chairman of the board of directors of the public companies Teva Pharmaceutical Industries, Cerecor and Neximmune, and the private companies Centrexion and 3DBio Therapeutics. He is the Founding Chair of the Hackensack Meridian Health Center for Discovery and Innovation, and Founder of Mendham Investment Group. He is a venture advisor to the Israel Biotech Fund as well as an advisor to biopharma companies. In 2011, Dr. Barer was Chairman of the University of Medicine and Dentistry of New Jersey Governor’s Advisory Committee which resulted in sweeping changes in the structure of New Jersey’s medical schools and public research universities. He previously served as a Commissioner of the NJ Commission on Science and Technology. He was a member of the Board of Trustees of Rutgers University and served two terms as Chair of the Board of Trustees of BioNJ, the New Jersey biotechnology organization. Dr. Barer received a Ph.D. in Organic Chemistry in 1974 from Rutgers University where he was an NDEA Graduate Fellow and a B.S. in 1968 from Brooklyn College (City University of New York) where he was an NSF Undergraduate Fellow and Regents Scholar. He received an LL.D. (Honorary) from the Rabbinical College of America in 2018. We believe that Dr. Barer’s significant scientific, executive and board leadership experience in the pharmaceutical and biotechnology industries qualifies him to serve as a member of our board of directors.

Lishan Aklog, M.D. Dr. Aklog has served as a member of our board of directors since June 2020. He is Co-Founder, Chairman and Chief Executive Officer of PAVmed Inc. (Nasdaq: PAVM), a medical device company. Dr. Aklog has also served as Executive Chairman of Lucid Diagnostics Inc., a company developing diagnostic tests for biomarkers for esophageal cancer, since its inception in 2018, as a co-founding Partner of both Pavilion Holdings Group LLC (“PHG”), a medical device holding company, since its inception in 2007, and Pavilion Medical Innovations LLC, a venture-backed medical device incubator, since its inception in 2009. He previously served as Chairman and Chief Technology Officer of Vortex Medical Inc., a PHG portfolio company, from its inception in 2008 until its acquisition in October 2012 by Angiodynamics. and has served as a consultant and on the advisory boards of many major medical device companies as well as innovative startups. Dr. Aklog is an inventor on 25 issued patents and over 45 patent applications, including the core patents of Vortex Medical’s AngioVac® system and the patents for a majority of PAVmed Inc.’s products. Prior to entering the medical device industry full-time in 2012, Dr. Aklog was an academic cardiac surgeon serving, from 2006 to 2012, as Associate Professor of Surgery, Chief of Cardiovascular Surgery and Chair of The Cardiovascular Center at St. Joseph’s Hospital and Medical Center’s Heart and Lung Institute in Phoenix, Arizona; from 2002 to 2006, as Assistant Professor of Cardiothoracic Surgery, Associate Chief of Cardiac Surgery and Director of Minimally Invasive Cardiac Surgery at Mount Sinai Medical Center in New York; and as Assistant Professor of Surgery at Harvard Medical School, Director of the Cardiac Surgery Research Laboratory, and an attending cardiac surgeon at Brigham and Women’s Hospital in Boston, from 1999 to 2002. Dr. Aklog received his clinical training in general and cardiothoracic surgery at Brigham and Women’s Hospital and Boston Children’s Hospital, during which he spent two years as the Medtronic Research Fellow at Harvard Medical School’s Cardiac Surgery Research Laboratory. He was then awarded the American Association of Thoracic Surgery Traveling Fellowship pursuant to which he received advanced training in heart valve surgery under renowned cardiac surgeons Sir

Magdi Yacoub at Harefield Hospital in London and Professor Alain Carpentier at L’Hopital Broussais in Paris. Dr. Aklog is a co-author on 38 peer-reviewed articles and 10 book chapters. He has served on the Editorial Board of the Journal of Cardiothoracic Surgery since 2006. He is a member of numerous professional societies and has been elected to the American Association of Thoracic Surgery. He served on the Board of Directors of the International Society for Minimally Invasive Cardiothoracic Surgery from 2006 to 2009 and as President of the 21st Century Cardiothoracic Surgery Society in 2011. During his clinical career he was recognized as one of America’s Top Doctors in the Castle Connolly Guide from 2002 to 2013. He serves as Chairman of the Boston ECG Project Charitable Foundation and the International Board of Directors of Human Rights Watch. Dr. Aklog received his A.B., magna cum laude, in Physics from Harvard University, where he was elected to Phi Beta Kappa. Dr. Aklog received his M.D., cum laude, from Harvard Medical School. We believe that Dr. Aklog’s significant scientific, medical, executive and board leadership experience in the biotechnology industry qualifies him to serve as a member of our board of directors.

Jane F. Barlow, M.D Dr. Barlow has served as a member of our board of directors since February 2020. She is currently the Chief Executive Officer of Jane Barlow & Associates, LLC, a consulting firm focused on value-based health care services, since January 2017 and Executive Vice President and Chief Clinical Officer at Real Endpoints, a data, analytics, and advisory firm, since January 2017. She is a senior advisor to MIT’s Center for Biomedical Innovation and serves on the Biotech Advisory Board of Pictet Asset Management. Prior to her current roles, she was Associate Chief Medical Officer at CVS Health from 2013 to December 2016 and Chief Medical Officer of CVS Health’s Government Services arm where she successfully implemented industry-leading clinical strategies supporting drug purchasing, distribution, and utilization management. Formerly, she served as Vice President of Clinical Innovation at Medco Health Solutions, leading the adoption of cutting-edge therapeutic programs through all aspects of pharmacy. Dr. Barlow previously served on the public company boards of Momenta Pharmaceuticals, Inc. (prior to and during its sale to Johnson and Johnson) from December 2019 to October 2020, TherapeuticsMD Inc. from March 2018 to April 2020, and SilverScript Insurance Company from 2014 to December 2016. Dr. Barlow received her medical degree from Creighton University School of Medicine and subsequently completed her residency in occupational and environmental medicine at The Johns Hopkins University, where she also earned her M.P.H. She is a distinguished graduate of the United States Air Force School of Aerospace Medicine and served as Chief of Flight Medicine at the Beale and Maxwell Air Force Bases. Additionally, she holds an M.B.A. from the University of Alabama. She is board-certified in occupational medicine and a fellow of the American College of Occupational and Environmental Medicine and the American College of Preventive Medicine. She is a diplomat of the American College of Physician Executives and a member of the American Medical Association. We believe that Dr. Barlow’s extensive experience in steering pharmaceutical development by strategically weighing the value and economic costs that drug candidates bring to the healthcare ecosystem at large qualifies her to serve as a member of our board of directors.

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

Michael J. Otto, Ph.D. Dr. Otto has served as a member of our board of directors since April 2014. Dr. Otto served as Chief Scientific Officer of Pharmasset, a pharmaceutical company, from October 1999 until February

2012, when the company was acquired by Gilead Sciences. He led the research team responsible for the discovery of sofosbuvir for the treatment of HCV infections. In previous capacities, he has served as Associate Director of Anti-Infectives Clinical Research at Rhône-Poulenc Rorer, Vice President for Research and Development at Avid Therapeutics, Inc., Research Manager at DuPont Pharmaceuticals and DuPont Merck Pharmaceuticals and as Group Leader in the Virology Dept. at Sterling Drug in Rensselaer, NY. Prior to joining Sterling Drug, Dr. Otto was Research Assistant Professor at Yale University School of Medicine, Dept. of Pharmacology. Dr. Otto also served as the US editor for Antiviral Chemistry & Chemotherapy from 1989 until 2012. Dr. Otto holds a B.S. degree from Loyola University of Chicago and a Ph.D. degree in medical microbiology from The Medical College of Wisconsin. He is the author or coauthor of over 100 research papers and book chapters and named inventor on several patents and patent applications. We believe that Dr. Otto’s substantial scientific and executive leadership experience in the pharmaceutical industry qualifies him to serve as a member of our board of directors.

Cary W. Sucoff. J.D. Mr. Sucoff has served on our board of directors since May 2010. Mr. Sucoff has more than 30 years of legal and securities industry experience. Since 2011, Mr. Sucoff has owned and operated Equity Source Partners LLC, an advisory and consulting firm. He has participated in the financing of more than 100 public and private biotech companies. In addition to ContraFect, Mr. Sucoff currently serves on the board of directors of Legacy Education Alliance, Inc. (LEAI), First Wave Technologies, Inc. and Galimedix Therapeutics. In addition, Mr. Sucoff currently serves as a consultant to Sapience Therapeutics and LB Pharmaceuticals. Mr. Sucoff, a former New York City prosecutor, is the past President of New England Law/Boston and has been a member of the Board of Trustees for over 25 years. He has been Chairman of the Endowment Committee for over ten years. Mr. Sucoff received a B.A. from SUNY Binghamton in 1974 and a J.D. from New England School of Law in 1977, where he was the Managing Editor of the Law Review and graduated magna cum laude. He has been a member of the Bar of the State of New York since 1978. We believe that Mr. Sucoff’s broad financial and legal experience qualifies him to serve as a member of our board of directors.

Executive Officers of the Registrant

Biographical information concerning each of our executive officers is set forth below. Information concerning Roger J. Pomerantz, M.D., F.A.C.P., our Chief Executive Officer, may be found above in the section entitled “Director Biographical Information.”

Natalie Bogdanos, J.D. Ms. Bogdanos, age 52, has served as our General Counsel and Corporate Secretary since August 2014, and served as a member of the Interim Office of the Chief Executive Officer from March 2017 to June 2017. Ms. Bogdanos has also served as our Data Protection Officer since July 2018. She has over 20 years of experience in the legal field, at least 15 of which were serving as the chief legal officer of publicly traded biotechnology companies. Prior to joining ContraFect in 2014, Ms. Bogdanos served as a full-time legal consultant for Ferring Pharmaceuticals, Inc. from January 2014 to August 2014. Prior to that, Ms. Bogdanos served as Associate General Counsel at Memorial Sloan-Kettering Cancer Center (“MSKCC”), a cancer treatment and research institution, where she held a joint appointment with the Office of the General Counsel and the Office of Technology Development (“OTD”) from 2012 to 2013. At MSKCC, she provided legal counsel and guidance to various departments throughout the institution while having sole responsibility for the legal oversight of the OTD. Prior to MSKCC, she was General Counsel at Enzo Biochem, Inc. (“Enzo”), a publicly traded international biotechnology and life science company, from 2003 to 2012. At Enzo, she was responsible for leading the legal department, ensuring SEC and regulatory compliance, overseeing litigation and managing Enzo’s portfolio of 500+ patents and patent applications and negotiating complex business development agreements as well as other contracts. Previously, Ms. Bogdanos was an associate at Amster, Rothstein & Ebenstein from 1999 to 2003 where her practice focused on all intellectual property matters including related litigation. Ms. Bogdanos was a faculty member at the Practising Law Institute. Prior to attending law school, she was a research technician at the Public Health Research Institute where her work focused on Staphylococcus aureus. Ms. Bogdanos is an attorney and admitted to practice law in New York, the United States District Court, Southern and Eastern District of New York and the United States Court of Appeals for the Federal Circuit. She is

also licensed to practice before the United States Patent and Trademark Office. Ms. Bogdanos received her J.D. from New York Law School and her Bachelor of Arts in Biology, with honors, from Queens College of the City University of New York.

Cara Cassino, M.D. Dr. Cassino, age 59, has served as our Chief Medical Officer since September 2015, also as Executive Vice President of Research and Development since August 2016, and served as a member of the Interim Office of the Chief Executive Officer from March 2017 to June 2017. Dr. Cassino has over 20 years of experience as a clinician and executive in healthcare, including over 15 years of experience in pharmaceutical product development with over 20 successful regulatory submissions in the United States and globally. Prior to joining ContraFect, Dr. Cassino served as an independent consultant to various pharmaceutical and biotechnology companies, including Scynexis, from December 2014 to September 2015. Prior to that, she served as Senior Vice President at Forest Laboratories, Inc., a biopharmaceutical company (acquired by Actavis plc, now Allergan plc), where she oversaw Global Clinical Development from 2013 to 2014. While at Forest, she was responsible for pre- and post- marketing clinical activities for a portfolio of 35 compounds, and also clinical due diligence for M&A activity, including the $2.9 billion acquisition of Aptalis Pharma and the $1.1 billion acquisition of Furiex Pharmaceuticals. From 2008 to 2013, Dr. Cassino held a number of senior positions at Pfizer, including Global Medical Team Leader of Pfizer’s antibacterial franchise which included Zyvox (linezolid) and Medicines Development Group VP for Pulmonary Vascular Disease and Rare Diseases. Prior to joining Pfizer, Dr. Cassino also served as Executive Medical Director for the late-stage U.S. respiratory franchise at Boehringer-Ingelheim Pharmaceuticals, Inc. and was a member of the academic faculty of the Division of Pulmonary and Critical Care Medicine at New York University (NYU) School of Medicine for eight years prior to joining industry. Dr. Cassino received her B.A., summa cum laude, in Chemistry and Fine Arts from NYU where she was elected Phi Beta Kappa, followed by an M.D. from NYU School of Medicine. She completed her internship and residency in Internal Medicine at NYU/Bellevue Hospital and a fellowship in Pulmonary/Critical Care Medicine at NYU and Mount Sinai Medical Centers. Dr. Cassino is Board Certified in both internal medicine and pulmonary medicine.

Michael Messinger, CPA. Mr. Messinger, age 46, has served as our Chief Financial Officer since November 2018. He has more than 18 years of experience in finance, accounting and forecasting for clinical development. Prior to joining ContraFect in November 2012 as our Vice President, Finance, and later serving as our Senior Vice President, Finance beginning in August 2016, he served as Director of Finance at Lexicon Pharmaceuticals, Inc. (“Lexicon”) for eight years and also held the position of Controller for three years. Prior to working at Lexicon, Mr. Messinger served as Controller of Coelacanth Corporation (which was acquired by Lexicon) for two years. While at Lexicon, Mr. Messinger was responsible for the financial management of Lexicon’s partnership with Symphony Capital, LLC, in addition to coordinating fiscal and program management concerning Lexicon’s development programs. Mr. Messinger received his B.B.A. degree in accounting from the University of Michigan. He started his career as an auditor at Ernst & Young LLP.

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

The remaining information required by this Item 10 will be contained under the heading “Corporate Governance” and “Executive Compensation – Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item 11 will be contained under the heading “Executive Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained under the headings “Executive Compensation – Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be contained under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(3) Exhibits

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of ContraFect Corporation, dated August 1, 2014, and Certificate of Amendment, dated May 9, 2016, Certificate of Amendment dated May 2, 2017, and Certificate of Amendment dated February 3, 2020	10-K	001-36577	3.1	March 18, 2020

3.2	Amended and Restated Bylaws of ContraFect Corporation	10-Q	001-36577	3.2	November 13, 2020

4.1	Form of Common Stock Certificate	S-1/A	333-195378	4.1	July 3, 2014

4.2	Form of Warrant Agreement by and between ContraFect Corporation and the American Stock Transfer & Trust Company, LLC, dated July 27, 2016	8-K	001-36577	4.1	July 27, 2016

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

4.3	Form of Warrant Certificate	8-K	001-36577	4.2	July 27, 2016

4.4	Form of Warrant Agreement by and between ContraFect Corporation and the American Stock Transfer & Trust Company, LLC, dated July 25, 2017	8-K	001-36577	4.1	July 25, 2017

4.5	Form of Warrant Certificate	8-K	001-36577	4.2	July 25, 2017

4.6	Description of ContraFect Corporation Securities	10-K	001-36577	4.12	March 18, 2020

10.1	License Agreement, between The Rockefeller University and ContraFect Corporation, dated July 12, 2011	S-1	333-195378	10.1	April 18, 2014

10.2	Lease Agreement, between Hudson View Building #3 LLC and ContraFect Corporation, dated December 1, 2010	S-1	333-195378	10.2	April 18, 2014

10.3	Lease Agreement, between Hudson View Building #3 LLC and ContraFect Corporation, dated January 1, 2012	S-1	333-195378	10.3	April 18, 2014

10.4#	Form of Indemnification Agreement	S-1/A	333-195378	10.4	July 1, 2014

10.5#	ContraFect Corporation Amended and Restated 2008 Equity Incentive Plan	S-1	333-195378	10.11	April 18, 2014

10.6#	ContraFect Corporation Form of Stock Option Agreement	S-1	333-195378	10.12	April 18, 2014

10.7#	ContraFect Corporation 2008 Equity Incentive Plan	S-1	333-195378	10.13	April 18, 2014

10.8#	ContraFect Corporation 2014 Omnibus Incentive Plan	S-1/A	333-195378	10.14	July 1, 2014

10.9	License Agreement, between Trellis Bioscience LLC and ContraFect Corporation, dated January 29, 2014	S-1/A	333-195378	10.15	July 1, 2014

10.10	Amendment to the Trellis License Agreement, dated June 15, 2014	S-1/A	333-195378	10.16	July 1, 2014

10.11#	Offer Letter, dated June 26, 2014, between ContraFect Corporation and Natalie Bogdanos, as amended by Amendment No. 1, dated November 2, 2015	10-K	001-36577	10.27	March 15, 2017

10.12#	Offer Letter, dated August 24, 2015, between ContraFect Corporation and Cara Cassino, M.D.	10-K	001-36577	10.28	March 15, 2017

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.13#	Amendment No. 1 to Offer Letter, dated March 15, 2017, between ContraFect Corporation and Cara Cassino, M.D.	10-K	001-36577	10.29	March 15, 2017

10.14#	Employment Agreement, dated as of April 2, 2019, by and between ContraFect Corporation and Roger J. Pomerantz	8-K	001-36577	10.1	April 2, 2019

10.15	Stock Purchase Agreement, dated December 9, 2019, by and between ContraFect Corporation and Pfizer Inc.	8-K	001-36577	10.1	December 12, 2019

10.16#	Employment Agreement, dated November 5, 2012, by and between ContraFect Corporation and Michael Messinger					*

10.17	Non-Employee Director Compensation Program					*

10.18	Cost-Sharing Agreement by and between ContraFect Corporation and the Biomedical Advanced Research and Development Authority, dated March 15, 2021	8-K	001-36577	10.1	March 12, 2021

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

Item 16.	Form 10-K Summary

None

CONTRAFECT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ContraFect Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ContraFect Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued and Prepaid Research and Development Costs

Description of the Matter	As discussed in Note 2 of the Company’s consolidated financial statements, costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to the Company by its vendors. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred. The Company’s estimates are highly dependent upon the timeliness and accuracy of the data provided by third parties regarding the status of their contracted activity. As of December 31, 2020, total accrued liabilities and prepaid expenses and other current assets were $3.6 million and $4.8 million, respectively, including estimated amounts for research and clinical development service costs either incurred and unpaid or paid in advance as of that date.

Auditing management’s accrued and prepaid research and development costs is especially challenging and judgmental due to the estimation required by management to determine the cost incurred for the services rendered on or prior to the balance sheet date for enrolling, dosing and monitoring patients, activating trial sites and conducting manufacturing activities. The Company has contracts with multiple clinical research organizations (“CROs”) that conduct and manage clinical studies on its behalf, as well as, contract manufacturing organizations (“CMOs”) that perform manufacturing activities. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payments during the period.

How We Addressed the Matter in Our Audit	To test the estimated accrued and prepaid research and development costs, we performed audit procedures that included, among others, assessing the methodologies and testing the significant assumptions applied, such as the number of patient visits and trial sites and the amount of manufacturing activity. We also tested the underlying data used by management and assessed the historical accuracy of management’s estimates. We performed inquiries of management regarding the status of significant trials and manufacturing activities to understand the impact of recent developments on the accounting for the studies and requested confirmation of costs incurred as of period end that were invoiced or remained unbilled from a sample of CROs and CMOs. Additionally, we compared significant cash payments to the contractual terms. To evaluate the completeness of the accrued research and development costs we also examined invoices received from vendors and cash disbursements made subsequent to December 31, 2020.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Hartford, Connecticut

March 30, 2021

CONTRAFECT CORPORATION

Consolidated Balance Sheets

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$15,484,899	$24,184,140
Marketable securities	27,005,388	—
Prepaid expenses and other current assets	4,164,615	6,575,375

Total current assets	46,654,902	30,759,515
Property and equipment, net	910,075	1,099,948
Operating lease right-of-use assets	2,810,632	3,043,826
Other assets	739,970	105,420

Total assets	$51,115,579	$35,008,709

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,805,854	$2,622,272
Accrued liabilities	3,609,722	6,803,789
Current portion of lease liabilities	644,527	631,889

Total current liabilities	6,060,103	10,057,950
Warrant liabilities	29,404,089	6,068,978
Long-term portion of lease liabilities	2,958,895	3,264,128
Other liabilities	72,747	72,747

Total liabilities	38,495,834	19,463,803
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.0001 par value, 125,000,000 shares authorized; 27,810,161 and 15,332,042 shares issued and outstanding at December 31, 2020 and 2019	2,781	1,533
Additional paid-in capital	252,907,942	227,657,758
Accumulated other comprehensive loss	(20,920)	—
Accumulated deficit	(240,270,058)	(212,114,385)

Total stockholders’ equity	12,619,745	15,544,906

Total liabilities and stockholders’ equity	$51,115,579	$35,008,709

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Operations

	Year Ended December 31,
	2020	2019	2018
Operating expenses:
Research and development, including stock-based compensation of $655,034, $469,357 and 626,002, respectively	$22,613,968	$18,057,025	$22,416,651
General and administrative, including stock-based compensation of $1,921,422, $977,192 and $929,521, respectively	11,625,621	9,809,423	8,707,774

Total operating expenses	34,239,589	27,866,448	31,124,425

Loss from operations	(34,239,589)	(27,866,448)	(31,124,425)
Other income (expense):
Interest income	192,702	359,270	672,227
Other expense	(2,165,044)	—	—
Change in fair value of warrant liabilities	8,056,258	14,712,685	(7,232,226)

Total other income (expense)	6,083,916	15,071,955	(6,559,999)

Net loss	$(28,155,673)	$(12,794,493)	$(37,684,424)

Per share information:
Net loss per share of common stock, basic and diluted	$(1.24)	$(1.54)	$(4.95)

Basic and diluted weighted average shares outstanding	22,763,528	8,283,509	7,606,266

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2020	2019	2018
Net loss	$(28,155,673)	$(12,794,493)	$(37,684,424)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities	(20,920)	30,300	44,520

Comprehensive loss	$(28,176,593)	$(12,764,193)	$(37,639,904)

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	7,365,576	$736	$192,902,997	$(74,820)	$(161,635,468)	$31,193,445
Issuance of securities in registered offering	575,000	58	11,499,942	—	—	11,500,000
Financing cost of sale of securities	—	—	(1,072,607)	—	—	(1,072,607)
Issuance of common stock for exercise of warrants	355	—	5,503	—	—	5,503
Share-based compensation	—	—	1,555,523	—	—	1,555,523
Unrealized gain on marketable securities	—	—	—	44,520	—	44,520
Net loss	—	—	—	—	(37,684,424)	(37,684,424)

Balance, December 31, 2018	7,940,931	$794	$204,891,358	$(30,300)	$(199,319,892)	$5,541,960
Issuance of securities in registered offerings	6,280,000	628	20,033,372	—	—	20,034,000
Issuance of securities in private placement	1,111,111	111	2,999,889	—	—	3,000,000
Financing cost of sale of securities	—	—	(1,713,410)	—	—	(1,713,410)
Share-based compensation	—	—	1,446,549	—	—	1,446,549
Unrealized gain on marketable securities	—	—	—	30,300	—	30,300
Net loss	—	—	—	—	(12,794,493)	(12,794,493)

Balance, December 31, 2019	15,332,042	$1,533	$227,657,758	$—	$(212,114,385)	$15,544,906
Issuance of securities in registered offerings	11,797,752	1,180	21,107,447	—	—	21,108,627
Issuance of securities in private placement	674,156	67	2,999,927	—	—	2,999,994
Financing cost of sale of securities	—	—	(1,462,310)	—	—	(1,462,310)
Issuance of common stock for exercise of warrants	5,850	1	28,664	—	—	28,665
Issuance of common stock for exercise of options	361	—	—	—	—	—
Share-based compensation	—	—	2,576,456	—	—	2,576,456
Unrealized loss on marketable securities	—	—	—	(20,920)	—	(20,920)
Net loss	—	—	—	—	(28,155,673)	(28,155,673)

Balance, December 31, 2020	27,810,161	$2,781	$252,907,942	$(20,920)	$(240,270,058)	$12,619,745

See accompanying notes.

CONTRAFECT CORPORATION

Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(28,155,673)	$(12,794,493)	$(37,684,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	168,249	169,159	151,292
Stock-based compensation expense	2,576,456	1,446,549	1,555,523
Issuance costs allocated to warrants	2,174,653	—	—
Change in fair value of warrant liabilities	(8,056,258)	(14,712,685)	7,232,226
Decrease in deferred rent	—	—	(25,058)
Net amortization of premium paid on marketable securities	378,310	171,111	486,736
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current and non-current assets	1,738,433	(1,262,809)	897,447
(Decrease) increase in accounts payable, accrued liabilities and other liabilities	(4,010,485)	(444,725)	1,127,409

Net cash used in operating activities	(33,186,315)	(27,427,893)	(26,258,849)
Cash flows from investing activities
Purchases of marketable securities	(47,555,466)	—	(23,846,176)
Proceeds from maturities of marketable securities	20,150,848	21,991,125	41,130,888
Purchases of property and equipment	—	(19,999)	(133,488)

Net cash (used in) provided by investing activities	(27,404,618)	21,971,126	17,151,224
Cash flows from financing activities
Proceeds from issuance of equity securities	55,499,990	23,034,000	11,500,000
Payment of financing costs of securities sold	(3,636,963)	(1,713,410)	(1,072,607)
Proceeds from exercise of warrants	28,665	—	5,503

Net cash provided by financing activities	51,891,692	21,320,590	10,432,896

Net (decrease) increase in cash and cash equivalents	(8,699,241)	15,863,823	1,325,271
Cash and cash equivalents at beginning of period	24,184,140	8,320,317	6,995,046

Cash and cash equivalents at end of period	$15,484,899	$24,184,140	$8,320,317

Supplemental disclosures of cash flow information
Prepaid expenses in accrued liabilities	$—	$4,096,832	$—
Right-of-use assets obtained in exchange for lease obligations	$—	$4,148,672	$—
Leasehold improvement obtained in exchange for lease incentive obligations	$—	$189,227	$—
Issuance of warrants to purchase common stock	$31,391,369	$—	$—

See accompanying notes.

ContraFect Corporation

Notes to Financial Statements

December 31, 2020

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

The Company has incurred losses from operations since inception as a research and development organization and has an accumulated deficit of $240.3 million as of December 31, 2020. For the year ended December 31, 2020, the Company used $33.2 million of cash in operations. The Company has relied on its ability to fund its operations through public and private debt and equity financings, and, to a lesser extent, grant funding. Management believes that its existing cash, cash equivalents and marketable securities, together with the net proceeds of approximately $53.7 million after underwriting discounts and commissions and offering expenses payable by us from the underwritten public offering of common stock completed on March 22, 2021, will be sufficient to fund operations for at least 12 months from the issuance date of these financial statements. The Company expects operating losses and negative cash flows to continue at significant levels in the future as it continues its clinical trials. Transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional public or private debt and equity financings, and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances that such financing will be available to the Company on satisfactory terms, or at all.

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

On March 22, 2021, the Company completed an underwritten public offering under the Form S-3 of 11,500,000 shares of its common stock, including shares sold pursuant to the fully exercised overallotment option granted to the underwriters in connection with the offering, at a public offering price of $5.00 per share, resulting in estimated net proceeds to the Company of approximately $53.7 million after underwriting discounts and commissions and offering expenses payable by the Company.

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

Significant Risks and Uncertainties

The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products, and, if approved, the price of, and demand for, the Company’s products, competition from products manufactured and sold or being developed by other companies, the Company’s ability to negotiate favorable manufacturing and other agreements for its products and the Company’s ability to raise capital.

The Company currently relies on a single manufacturer of exebacase drug substance and drug product, located in the United Kingdom, and there is no long-term supply agreement in place. A sustained disruption in the operations of this manufacturer or in the event the Company would need to change to a new supplier, could result in a significant delay in the ability of the Company to complete the activities needed to support a Biologics License Application for, and, if approved, commercialization of exebacase.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to research and development prepaid expenses and accruals, stock-based compensation, warrant valuation and realization of net deferred income tax assets. The Company’s actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes from the Company’s original estimates in any periods presented.

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

Marketable Securities

Marketable securities consist of investments in corporate debt and U.S. Treasury securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. The Company classifies marketable securities available to fund current operations as current assets on its consolidated balance sheets. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in interest income in the consolidated statement of operations and comprehensive loss on a specific-identification basis. There were $9,609 of realized gains on sales of marketable securities for the year ended December 31, 2020. There were no realized gains or losses for the year ended December 31, 2019. There were no marketable securities that had been in an unrealized loss position for more than 12 months as of December 31, 2020. The Company held no marketable securities as of December 31, 2019.

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

Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. As of December 31, 2020 and 2019, no impairment of long-lived assets has occurred.

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

Share-based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options. Compensation expense based on the grant date fair value is generally amortized over the requisite service period of the award on a straight-line basis. For non-employees, effective January 1, 2019, unvested option compensation expense is based on the adoption date fair value and is amortized over the service period on a straight-line basis.

The fair value of options is calculated using the Black-Scholes option pricing model on the date of grant based on key assumptions such as stock price, risk free interest rates, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on historical data and judgment regarding future trends and factors.

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

The Company is subject to federal, state and local taxes and follows a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the position is “more likely than not” to be sustained assuming examination by tax authorities. Management has reviewed the Company’s tax positions for all open tax years (tax years ended December 31, 2009 through December 31, 2020) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. There are no income tax audits in progress as of December 31, 2020.

Grants

The Company recognizes a receivable and the related reduction in its research and development expenses when the actual reimbursable costs have been incurred and there is reasonable assurance that the Company has complied with the conditions of the grants and the amounts will be received. For the years ended December 31, 2020 and 2019, the Company recognized a reduction to its research and development expense in the amount of approximately $4.2 million and $3.6 million, respectively. The receivable for grants as of each of December 31, 2020 and 2019 was approximately $1.1 million, and is included in prepaid expenses and other current assets. The Company has approximately $8.6 million of approved grant award funding remaining as of December 31, 2020.

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

Fair Value Measurements

On January 1, 2020, the Company adopted Accounting Standards Update No. 2018-13-Fair Value Measurement (Topic 820). Topic 820 eliminates, adds and modifies certain disclosure requirements for fair value measurements. The adoption of the new guidance did not affect the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes. ASU 2019-12 will be effective for the Company on January 1, 2021 and is not expected to have a significant impact on the Company’s financial statements.

3. Marketable Securities

The Company held no marketable securities as of December 31, 2019. Marketable securities at December 31, 2020 consisted of the following:

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$27,026,308	$5,686	$(26,606)	$27,005,388

Corporate debt includes obligations issued by investment-grade corporations, and may include issues that have been guaranteed by governments and government agencies. At December 31, 2020, the Company held only investments that have maturities of less than one year.

At December 31, 2020, the Company held 15 debt securities that individually and in total were in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at December 31, 2020 was $18,115,831. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It was not more likely than not that the Company would have been required to sell the securities prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2020.

4. Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019:

	Fair Value Measurement As of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$12,921,359	$—	$—
Marketable securities	27,005,388	—	—
Warrant liabilities	—	—	29,404,089

Total	$39,926,747	$—	$29,404,089

	Fair Value Measurement As of December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$21,433,639	$—	$—
Warrant liabilities	—	—	6,068,978

Total	$21,433,639	$—	$6,068,978

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

	As of December 31, 2020	As of December 31, 2019
Expected volatility	59.7%	121.4%
Remaining contractual term (in years)	0.58	1.58
Risk-free interest rate	0.09%	1.59%
Expected dividend yield	—%	—%

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

	As of December 31, 2020	As of December 31, 2019
Expected volatility	100.1%	104.2%
Remaining contractual term (in years)	1.58	2.58
Risk-free interest rate	0.12%	1.60%
Expected dividend yield	—%	—%

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

	As of December 31, 2020	At Issuance May 27, 2020
Expected volatility	111.9%	106.4%
Remaining contractual term (in years)	2.42	3.00
Risk-free interest rate	0.15%	0.22%
Expected dividend yield	—%	—%

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2020, 2019 and 2018:

Warrant liabilities

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$6,068,978	$20,781,663	$13,549,437
Issuance of 2020 Warrants	31,391,369	—	—
Change in fair value	(8,056,258)	(14,712,685)	7,232,226

Balance at end of period	$29,404,089	$6,068,978	$20,781,663

The key inputs into the Black-Scholes option pricing model are the per share value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liability.

5. Property, Equipment, and Leasehold Improvements

Property, equipment, and leasehold improvements, at cost, consisted of:

	December 31,
	2020	2019
Computer equipment	$19,691	$19,691
Furniture	434,697	434,697
Lab equipment	1,864,367	1,864,368
Leasehold improvements	2,006,389	2,028,013

	4,325,144	4,346,769
Less: accumulated depreciation and amortization	(3,415,069)	(3,246,821)

	$910,075	$1,099,948

Depreciation expense was $168,249, $169,159 and $151,292 for the years ended December 31, 2020, 2019 and 2018, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2020	2019
Accrued compensation costs	$2,068,922	$1,621,008
Accrued research and clinical development service fees	801,310	3,865,146
Accrued professional fees	456,440	842,613
Accrued facilities operation expenses	172,987	231,477
Accrued insurance costs	3,942	180,158
Other accrued expenses	106,121	63,387

	$3,609,722	$6,803,789

7. Net Loss Per Share of Common Stock

Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding.

The following table sets forth the computation of basic and diluted loss per share for common stockholders:

	Year Ended December 31,
	2020	2019	2018
Net loss applicable to common stockholders	$(28,155,673)	$(12,794,493)	$(37,684,424)
Weighted average shares of common stock outstanding	22,763,528	8,283,509	7,606,266

Net loss per share of common stock—basic and diluted	$(1.24)	$(1.54)	$(4.95)

The following potentially dilutive securities outstanding at December 31, 2020, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been antidilutive given the Company’s net loss:

	December 31,
	2020	2019	2018
Options to purchase common stock	1,853,841	1,216,338	718,788
Warrants to purchase common stock	12,350,293	3,033,910	3,124,303

	14,204,134	4,250,248	3,843,091

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

The balance sheet classification of the Company’s lease liabilities was as follows:

	December 31,
Description	2020	2019
Operating lease liabilities:
Current portion of lease liabilities	$644,527	$631,889
Long-term portion of lease liabilities	$2,958,895	$3,264,128

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

As of December 31, 2020, the maturities of the Company’s operating lease liabilities were as follows:

Amount
Year ending December 31:
2021	679,719
2022	693,313
2023	707,179
2024	721,323
2025	735,749
Thereafter	1,515,940

Total lease payments	5,053,223
Less: Present value adjustment	(1,449,801)

Operating lease liabilities	$3,603,422

Lease costs under the terms of the Company’s leases for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
	2020	2019
Operating lease cost (1)	$614,735	$616,653
Variable lease costs (2)	126,203	98,909

Total lease cost	$740,938	$715,562

(1)	Operating lease payments included in the measurement of the Company’s lease liabilities are comprised of fixed payments according to the terms of the Company’s leases.
(2)

Variable lease payments consist of the Company’s utility costs billed by and paid to its landlord. Variable lease payments are presented as operating expenses in the Company’s Consolidated Statement of Operations in the same line item as expense arising from fixed lease payments and in net cash used in operating activities in the Company’s Statement of Cash Flows.

Rent expense is recognized using the straight-line method over the term of each lease. Rent expense for the year ended December 31, 2018 was approximately $618,000.

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

In consideration for the licenses, we paid Rockefeller license initiation fees in cash and stock and are required to pay annual maintenance fees of $200,000 in each of 2020 and 2019, and each year thereafter until the licenses terminate, milestone payments and royalties of up to 5% on net sales from products to Rockefeller. The Company made a milestone payment under the CF-301 License of $430,000 during the year ended December 31, 2019 for the completion of the Phase 2 trial. There were no milestone, royalty or sublicense payments made during the years ended December 31, 2020 and 2018. The Company has made total milestone payments under the CF-301 License of $810,000 as of December 31, 2020. We are allowed to grant sublicenses to third parties without prior approval, subject to certain conditions and the payment of a certain percentage of all payments we receive from sublicensees.

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

9. Capital Structure

Common Stock

As of December 31, 2020, the Company was authorized to issue 125,000,000 shares of common stock at $0.0001 par value per share.

Follow-on Offerings

On May 27, 2020, the Company completed an underwritten public offering of 11,797,752 shares of its common stock and warrants to purchase an additional 8,848,314 shares of its common stock at an exercise price of $4.90 per share. The public offering price was $4.45 for one share of common stock and an accompanying warrant to purchase 0.75 shares of common stock, resulting in net proceeds to the Company of approximately $48.9 million after underwriting discounts and commissions and offering expenses payable by the Company. The Company completed a concurrent private placement to Pfizer of 674,156 shares of common stock and an accompanying warrant to purchase an additional 505,617 shares of its common stock at an exercise price of $4.90 per share at a price of $4.45 for one share of common stock and an accompanying warrant to purchase 0.75 shares of common stock, resulting in net proceeds to the Company of approximately $3.0 million. Warrants to purchase 5,850 shares of common stock were exercised during the year ended December 31, 2020.

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

The Company issued warrants in the 2020, 2017 and 2016 Offerings. These warrants contain a fundamental transaction provision that obligates the Company to cash settle the warrants under a limited set of conditions not entirely within the Company’s control. Due to this conditional obligation, the Company determined that the 2020 Warrants, the 2017 Warrants and the 2016 Warrants should be classified as liabilities in the Company’s consolidated balance sheet. At issuance, the Company determined the fair value of the 2020 Warrants, the 2017 Warrants and 2016 Warrants to be $31.4 million, $12.4 million and $18.6 million, respectively, and reclassified these balances from stockholders’ equity to warrant liability. The fair value of these warrants is re-measured at each reporting period and changes in fair value are recognized in the consolidated statement of operations (see Note 4, “Fair Value Measurements”). Additionally, the Company allocated approximately $2.2 million, $0.9 million and $1.6 million of issuance costs to the 2020 Warrants, the 2017 Warrants and 2016 Warrants, respectively, based on the proportion of the proceeds allocated to the fair value of the warrants. The allocated issuance costs were expensed as other expense in the Company’s consolidated statement of operations.

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

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of December 31, 2020, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Outstanding options to purchase common stock	1,853,841	1,216,338
Outstanding warrants to purchase common stock	12,350,293	3,033,910
For future issuance under the 2014 Plan	41,079	101,625

	14,245,213	4,351,873

10. Stock Warrants

As of December 31, 2020 and 2019, the Company had warrants outstanding to purchase the underlying number of shares of common stock as shown in the table below.

	December 31,
	2020	2019
2020 Warrants	8,842,464	—
2017 Warrants	1,599,645	1,599,645
2016 Warrants	1,400,000	1,400,000
Pfizer Warrant	505,617	—
Placement Agent Warrants	—	18,915
Other warrants (1)	2,567	15,350

Warrants to purchase common stock	12,350,293	3,033,910
Weighted-average exercise price per share	$9.14	$22.61

(1)	Other warrants are comprised of warrants issued prior to the Company’s IPO, generally in exchange for services rendered to the Company.

The following table summarizes information regarding the Company’s warrants outstanding and the corresponding exercise price at December 31, 2020:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
≤ $10.00	9,348,652	September 1, 2021 – May 27, 2023
> $10.00 ≤ $20.00	1,599,645	July 25, 2022
> $20.00	1,401,996	January 3, 2021 - January 5, 2022

	12,350,293

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

2014 Omnibus Incentive Plan

In April 2014, the Company’s board of directors adopted the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s shareholders on July 3, 2014. The 2014 Plan allows for the granting of incentive and non-qualified stock options, restricted stock and stock unit awards, stock appreciation rights and other performance-based awards to the Company’s employees, members of the board of directors and consultants of the Company. On July 28, 2014, the effective date of the 2014 Plan, the number of shares of common stock reserved pursuant to the 2014 Plan was 57,143. The 2014 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2015 and ending on January 1, 2024, equal to the lesser of (i) 4% of the outstanding shares of common stock on December 31 immediately preceding such date or (ii) a lesser amount determined by the Company’s board of directors. Consistent with the provision for an annual increase, an additional 1,582,967 shares of common stock have been reserved under the 2014 Plan as of December 31, 2020.

The Company recognizes compensation expense for share-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Stock option activity for the year ended December 31, 2020, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	1,216,338	$19.75
Granted	806,500	$9.67
Exercised	(1,250)	$4.54
Expired	(65,778)	$60.00
Forfeited	(101,969)	$12.85

Options outstanding at December 31, 2020	1,853,841	$14.33	7.46	$445,147

Vested and exercisable at December 31, 2020	954,898	$20.52	6.10	$182,106

Of the option grants outstanding to purchase 1,853,841 shares of common stock, grants to purchase 30,001 shares of common stock were issued and are outstanding outside the Company’s incentive plans.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the years ended December 31, 2020, 2019 and 2018 was $9.67, $4.30 and $1.47, respectively. Total compensation expense recognized amounted to $2,576,456, $1,446,549 and $1,555,523 for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the total remaining unrecognized compensation cost related to unvested stock options was approximately $5.2 million which will be recognized over a weighted average period of approximately 2.7 years.

The following weighted average assumptions were used to compute the fair value of stock option grants:

	Year Ended December 31,
	2020	2019	2018
Risk free interest rate	1.14%	2.35%	2.58%
Expected dividend yield	—	—	—
Expected term (in years)	6.03	6.06	6.02
Expected volatility	94.6%	89.7%	82.3%

Expected volatility—The Company estimated the expected volatility based on the Company’s historical volatility data.

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

12. 401k Savings Plan

In 2010, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. During 2015, the Company established an employer matching program for participants in the 401(k) Plan. The Company incurred approximately $126,000, $117,000 and $104,000 of expense for matching contributions to the 401(k) Plan during the years ended December 31, 2020, 2019 and 2018, respectively.

13. Income Taxes

The Company has available approximately $234,261,000 and $252,259,000 of unused operating loss carryforwards for federal and state tax purposes, respectively, that may be applied against future taxable income. The NOL carryforwards will begin to expire in the year 2028 and research and development (R&D) credits will begin to expire in 2031 if not utilized prior to that date. The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets. Based on the Company’s history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, no provision for a deferred tax asset has been made for the tax benefits of the net operating loss carryforwards as the entire amount is offset by a valuation allowance. The valuation allowance increased by approximately $10,666,000 and $7,984,000 during the years 2020 and 2019, respectively, and was approximately $72,803,000 and $62,137,000 at December 31, 2020 and 2019, respectively.

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

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. For the three years ended December 31, 2020, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not, as yet, conducted a study of R&D credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

The principal components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryovers	$65,989,759	$56,646,542
Share-based compensation	2,265,006	1,770,295
R&D tax credits	3,833,265	3,149,249
Accrued compensation and severance	587,183	454,128
Lease liability	1,012,743	1,101,248
Intangible assets	98,915	110,178

Total deferred tax assets	$73,786,871	$63,231,640
Valuation allowance	(72,803,194)	(62,136,614)

Total deferred tax assets net of valuation allowance	$983,677	$1,095,026
Deferred tax liabilities:
Right-of-use asset	(832,477)	(909,271)
Depreciation	(151,200)	(185,755)

Total deferred tax liabilities	$(983,677)	$(1,095,026)

Net deferred tax asset (liability)	$—	$—

A reconciliation of the statutory U.S. Federal rate to the company’s effective tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal income tax benefit at statutory rate	(21.00)%	(21.00)%	(21.00)%
State income tax, net of federal benefit	(9.09)	(15.09)	(5.64)
Permanent items including change in fair value of warrants	(5.35)	(21.87)	4.80
Change in valuation allowance	37.88	62.56	23.95
R&D tax credits	(2.43)	(4.72)	(2.11)
Other	(0.01)	0.12	—

Effective income tax (benefit) expense rate	0%	0%	0%

14. Subsequent Events

On March 22, 2021, the Company completed an underwritten public offering of 11,500,000 shares of its common stock, including shares sold pursuant to the fully exercised overallotment option granted to the underwriters in connection with the offering, at a public offering price of $5.00 per share, resulting in estimated net proceeds to the Company of approximately $53.7 million after underwriting discounts and commissions and offering expenses payable by the Company.

On March 10, 2021, the Company entered into a cost-share contract (the “BARDA Contract”) with BARDA, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. Under the BARDA Contract, the Company will receive funding of up to an estimated $86.8 million to advance the development of exebacase. The base period for the BARDA Contract includes government funding of up to $9.8 million to reimburse expenses for approximately one year to support the conduct of the ongoing Phase 3 clinical trial and futility analysis. Following successful completion of the base period, the BARDA Contract provides for approximately $77.0 million of additional BARDA funding for five option stages in support of the completion of the Phase 3 clinical trial of exebacase, further clinical and non-clinical studies, manufacturing, supply chain, clinical, regulatory and administrative activities. The contract period-of-performance (base period plus option exercises) is up to approximately six years. The BARDA Contract contains terms and conditions that are customary for contracts with BARDA of this nature, including provisions giving the government the right to terminate the contract at any time for its convenience.

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

Signature	Title	Date

/s/ Roger J. Pomerantz, M.D., F.A.C.P. Roger J. Pomerantz, M.D., F.A.C.P.	President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	March 30, 2021

/s/ Michael Messinger Michael Messinger	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2021

/s/ Sol J. Barer, Ph.D. Sol J. Barer, Ph.D.	Lead Independent Director	March 30, 2021

/s/ Steven C. Gilman, Ph.D. Steven C. Gilman, Ph.D.	Vice Chairman of the Board	March 30, 2021

/s/ Lishan Aklog, M.D. Lishan Aklog, M.D.	Director	March 30, 2021

/s/ Jane F. Barlow, M.D., M.P.H., M.B.A. Jane F. Barlow, M.D., M.P.H., M.B.A.	Director	March 30, 2021

/s/ David N. Low, Jr. David N. Low, Jr.	Director	March 30, 2021

/s/ Michael J. Otto, Ph.D. Michael J. Otto, Ph.D.	Director	March 30, 2021

/s/ Cary W. Sucoff Cary W. Sucoff	Director	March 30, 2021