Form 10-Q
period 2021-03-31
CONTRAFECT Corp
filed 2021-05-14
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the registrant’s Common Stock outstanding as of May 10, 2021 was 39,332,721.

CONTRAFECT CORPORATION

FORWARD LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, the sufficiency of our cash and cash equivalents and marketable securities, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “targets”, “may”, “plans”, “projects”, “potential”, “will”, “would”, “could” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All such forward-looking statements involve significant risks and uncertainties, including, but not limited to, statements regarding:

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

RISK FACTOR SUMMARY

We are providing the following summary of the numerous risks and uncertainties that affect our business, including those fully described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully review and consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

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

•

If clinical trials of exebacase or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the Food and Drug Administration (“FDA”) or similar international regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete the development and commercialization of exebacase or any other product candidate.

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

•

We rely on Contract Research Organizations (“CROs”) to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining, or may ultimately not be able to obtain, regulatory approval for commercialization of exebacase or any other product candidates.

•	Even if the FDA approves exebacase or any other product candidates, adverse effects discovered after approval could adversely affect our markets.

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

CONTRAFECT CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTRAFECT CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per-share data)

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$65,246	$15,485
Marketable securities	20,904	27,005
Prepaid expenses and other current assets	5,089	4,165

Total current assets	91,239	46,655
Long-term marketable securities	1,030	—
Property and equipment, net	874	910
Operating lease right-of-use assets	2,747	2,811
Other assets	740	740

Total assets	$96,630	$51,116

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,872	$1,806
Accrued liabilities	3,420	3,610
Current portion of lease liabilities	648	644

Total current liabilities	7,940	6,060
Warrant liabilities	23,837	29,404
Long-term portion of lease liabilities	2,875	2,959
Other liabilities	73	73

Total liabilities	34,725	38,496
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 125,000,000 shares authorized, 39,332,721 shares and 27,810,161 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	4	3
Additional paid-in capital	307,395	252,908
Accumulated other comprehensive loss	(29)	(21)
Accumulated deficit	(245,465)	(240,270)

Total stockholders’ equity	61,905	12,620

Total liabilities and stockholders’ equity	$96,630	$51,116

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$8,021	$5,104
General and administrative	2,765	2,960

Total operating expenses	10,786	8,064

Loss from operations	(10,786)	(8,064)
Other income:
Interest income	24	70
Change in fair value of warrant liabilities	5,567	416

Total other income	5,591	486

Net loss	$(5,195)	$(7,578)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.18)	$(0.49)

Basic and diluted weighted average shares outstanding	28,963,594	15,332,042

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(5,195)	$(7,578)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(8)	9

Comprehensive loss	$(5,203)	$(7,569)

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	27,810,161	$3	$252,908	$(21)	$(240,270)	$12,620
Issuance of securities in registered offering	11,500,000	1	57,499	—	—	57,500
Financing cost of sale of securities	—	—	(3,703)	—	—	(3,703)
Issuance of common stock for exercise of warrants	22,560	—	110	—	—	110
Share-based compensation	—	—	581	—	—	581
Unrealized loss on marketable securities	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(5,195)	(5,195)

Balance, March 31, 2021	39,332,721	$4	$307,395	$(29)	$(245,465)	$61,905

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	15,332,042	$2	$227,658	$—	$(212,114)	$15,545
Share-based compensation	—	—	633	—	—	633
Unrealized gain on marketable securities	—	—	—	9	—	9
Net loss	—	—	—	—	(7,578)	(7,578)

Balance, March 31, 2020	15,332,042	$2	$228,291	$9	$(219,692)	$8,609

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(5,195)	$(7,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31	42
Share-based compensation expense	581	633
Change in fair value of warrant liabilities	(5,567)	(416)
Net amortization of premium (discount) on marketable securities	150	(7)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current and non-current assets	(936)	934
Increase (decrease) in accounts payable, accrued liabilities and other liabilities	1,877	(1,157)

Net cash used in operating activities	(9,059)	(7,549)
Cash flows from investing activities
Purchases of marketable securities	—	(9,999)
Proceeds from sales of marketable securities	4,913	3,996

Net cash provided by (used in) investing activities	4,913	(6,003)
Cash flows from financing activities
Proceeds from issuance of securities	57,500	—
Payment of financing costs of securities sold	(3,703)	—
Proceeds from the exercise of warrants	110	—

Net cash provided by financing activities	53,907	—

Net increase (decrease) in cash and cash equivalents	49,761	(13,552)
Cash and cash equivalents at beginning of period	15,485	24,184

Cash and cash equivalents at end of period	$65,246	$10,632

See accompanying notes.

CONTRAFECT CORPORATION

Notes to Unaudited Consolidated Financial Statements

March 31, 2021

1. Organization and Description of Business

Organization and Business

ContraFect Corporation (the “Company”) is a clinical-stage biotechnology company focused on the discovery and development of direct lytic agents (“DLAs”), including lysins and amurin peptides, as new medical modalities for the treatment of life-threatening, antibiotic-resistant infections. The Company intends to address antibiotic-resistant infections using product candidates from our lysin and amurin peptide platforms. DLAs are fundamentally different than antibiotics and offer a potential paradigm shift in the treatment of antibiotic-resistant infections. The Company’s most advanced product candidate is exebacase, a lysin which targets Staph aureus, including methicillin-resistant strains, which causes serious infections such as bacteremia, pneumonia and osteomyelitis. Staph aureus is also a frequent source of biofilm-dependent infections of heart valves (endocarditis), prosthetic joints, indwelling devices and catheters. These infections result in significant morbidity and mortality despite current antibiotic therapy. Exebacase is being studied in a pivotal Phase 3 superiority study to evaluate its efficacy, safety, tolerability, and pharmacokinetics when used in addition to standard of care antibiotics for the treatment of Staph aureus bacteremia, including right-sided endocarditis in adults and adolescents. The Phase 2 data in patients with methicillin-resistant Staph aureus (MRSA) bacteremia treated with exebacase, which demonstrated superior outcomes in clinical response at Day 14 and in 30-day all-cause mortality, as well as health economics benefits, provided the basis for the Phase 3 study design and designation as a Breakthrough Therapy from the U.S. Food and Drug Administration.

The Company has incurred losses from operations since inception as a research and development organization and has an accumulated deficit of $245.5 million as of March 31, 2021. For the three months ended March 31, 2021, the Company used $9.1 million of cash in operations. The Company has relied on its ability to fund its operations through public and private debt and equity financings, and, to a lesser extent, grant funding. Management believes that its existing cash, cash equivalents and marketable securities, will be sufficient to fund operations for at least 12 months from the issuance date of these financial statements. The Company expects operating losses and negative cash flows to continue at significant levels in the future as it continues its clinical trials. Transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional public or private debt and equity financings, and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances that such financing will be available to the Company on satisfactory terms, or at all.

On August 14, 2020, the Company filed a new shelf registration statement on Form S-3 (the “Form S-3”) with the SEC. The Form S-3 was declared effective by the SEC on August 31, 2020. The Form S-3 allows the Company to offer and sell from time-to-time up to $150.0 million of common stock, preferred stock, debt securities, warrants or units comprised of any combination of these securities.

On March 22, 2021, the Company completed an underwritten public offering under the Form S-3 of 11,500,000 shares of its common stock, including shares sold pursuant to the fully exercised overallotment option granted to the underwriters in connection with the offering, at a public offering price of $5.00 per share, resulting in net proceeds to the Company of approximately $53.8 million after underwriting discounts and commissions and offering expenses payable by the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited consolidated financial statements. The Company’s audited consolidated financial statements as of and for the year ended December 31, 2020, including all related disclosures and the complete listing of significant accounting policies as described in Note 2 thereof, are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 30, 2021.

In the opinion of management, the unaudited financial information as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

During 2020, COVID-19 was declared a pandemic and spread to multiple regions across the globe, including the United States and Europe. The pandemic has had an impact, both directly and indirectly, on the Company. The full extent of the impact on the Company’s business, results of operations and financial condition, including expenses, research and development costs and clinical trial progress, will depend on future developments that remain highly uncertain.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to accruals, fair value measurements, share-based compensation, warrant valuation and income taxes. The Company’s actual results may differ from these estimates under different assumptions or conditions, including the effects of significant risks and uncertainties.

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

Marketable Securities

Marketable securities consist of investments in U.S. Treasury securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments—Debt and Equity Securities. The Company classifies marketable securities available to fund current operations as current assets on its consolidated balance sheets. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive income (loss) in the consolidated statements of comprehensive income (loss), until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in interest income in the consolidated statement of operations and comprehensive loss on a specific-identification basis. There were no realized gains or losses on marketable securities for the three months ended March 31, 2021 or 2020. There were no marketable securities that had been in an unrealized loss position for more than 12 months as of March 31, 2021 or 2020.

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

Government Contracts and Grant Agreements

On March 10, 2021, the Company entered into a cost-share contract (the “BARDA Contract”) with BARDA, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. The Company evaluated the BARDA Contract under Topic 606 and determined that it does not fall within the scope of Topic 606. Accordingly, the Company considered other relevant guidance and concluded that the BARDA Contract will be accounted for consistent with its accounting practices related to its existing grant agreements.

The Company recognizes a receivable and the related reduction in its research and development expenses when the actual reimbursable costs have been incurred and there is reasonable assurance that the Company has complied with the conditions of the applicable government contract or grant agreement and the amounts will be received. For the three months ended March 31, 2021 and 2020, the Company recognized a reduction to its research and development expense in the amount of approximately $0.9 million and $1.5 million, respectively. The receivable for government contracts and grant agreements as of March 31, 2021 and December 31, 2020 was approximately $1.4 million and $1.1 million, respectively, and is included in prepaid expenses and other current assets on the balance sheet. The Company has approximately $17.5 million of committed government contract and grant agreement funding remaining as of March 31, 2021.

Leases

The Company accounts for leases in accordance with Accounting Standards Update No. 2016-02-Leases (Topic 842). The Company determines if an arrangement is a lease at inception and recognizes right-of-use (“ROU”) assets as the present value of the lease payments plus initial direct costs, if any, less any lease incentives. Assets are classified as either operating or finance ROU assets according to the classification criteria in Topic 842. The corresponding liability is computed as the present value of the lease payments at inception. The present value of the lease payments is computed using the rate implicit in the lease, if known, or the Company’s incremental borrowing rate. Operating lease costs are charged to operations on a straight-line basis over the term of the lease. The Company’s leases are further discussed in Note 7—“Commitments.”

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

Income Taxes

On January 1, 2021, the Company adopted Accounting Standards Update No. 2019-12-Income Taxes (Topic 740), which simplifies the accounting for income taxes. The adoption of the new guidance did not affect the Company’s consolidated financial statements.

Revenue Recognition

On January 1, 2021, the Company adopted Accounting Standards Update No. 2014-09-Revenue from Contracts with Customers (Topic 606). The standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps:

(i)	identify the contract with a customer;

(ii)	identify the performance obligations in the contract;

(iii)	determine the transaction price;

(iv)	allocate the transaction price to the performance obligations in the contract; and

(v)	recognize revenue when (or as) the entity satisfies a performance obligation.

The Company only applies the five-step model to contracts determined to be within the scope of Topic 606 and when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

The Company adopted Topic 606 using the modified retrospective approach. At the time of adoption, the Company assessed all existing contracts, which consisted only of grants from not-for-profit organizations and U.S. government agencies, and concluded that they were outside of the scope of Topic 606 as they did not meet the definition of a contract under the standard. As such, adoption of Topic 606 did not impact the Company’s financial position, results of operations or cash flows.

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

3.	Marketable Securities

Marketable securities at March 31, 2021 consisted of the following (in thousands):

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate Debt	$20,932	$1	$(29)	$20,904
Long-term:
Corporate Debt	1,031	—	(1)	1,030

Total	$21,963	$1	$(30)	$21,934

Marketable securities at December 31, 2020 consisted of the following (in thousands):

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$27,026	$6	$(27)	$27,005

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

At March 31, 2021, the Company held 16 debt securities that individually and in total were in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2021 was approximately $19.4 million. The Company evaluated its securities for other than temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It was not more likely than not that the Company would have been required to sell the securities prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of March 31, 2021.

4.	Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurement as of March 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$62,516	$—	$—
Current marketable securities	20,904	—	—
Long-term marketable securities	1,030	—	—
Warrant liabilities	—	—	23,837

Total	$84,450	$—	$23,837

	Fair Value Measurement as of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$12,921	$—	$—
Marketable securities	27,005
Warrant liabilities	—	—	29,404

Total	$39,926	$—	$29,404

The Company issued warrants to the purchasers of its July 27, 2016 offering (the “2016 Warrants”). The Company determined that these warrants should be classified as a liability and considered as a Level 3 financial instrument (see also Note 8, “Capital Structure”). The 2016 Warrants are re-measured at each subsequent reporting period and changes in fair value are recognized in the consolidated statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	As of March 31, 2021	As of December 31, 2020
Expected volatility	75.5%	59.7%
Remaining contractual term (in years)	0.33	0.58
Risk-free interest rate	0.03%	0.09%
Expected dividend yield	—%	—%

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

	As of March 31, 2021	As of December 31, 2020
Expected volatility	103.1%	100.1%
Remaining contractual term (in years)	1.33	1.58
Risk-free interest rate	0.12%	0.12%
Expected dividend yield	—%	—%

The Company issued warrants to the purchasers of its May 27, 2020 offering (the “2020 Warrants”). The Company determined that these warrants should be classified as a liability and considered as a Level 3 financial instrument (see also Note 8, “Capital Structure”). The 2020 Warrants are re-measured at each subsequent reporting period and changes in fair value are recognized in the consolidated statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	As of March 31, 2021	As of December 31, 2020
Expected volatility	99.8%	111.9%
Remaining contractual term (in years)	2.17	2.42
Risk-free interest rate	0.16%	0.15%
Expected dividend yield	—%	—%

Warrant liabilities

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$29,404	$6,069
Decrease in fair value (1)	(5,567)	(416)

Balance at end of period	$23,837	$5,653

(1)	The change in fair values of the warrant liabilities is recorded in other income in the consolidated statement of operations.

The key inputs into the Black-Scholes option pricing model are the current per-share value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liabilities.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued research and development service fees	$2,278	$801
Accrued compensation costs	588	2,069
Accrued professional fees	373	456
Accrued facilities operation expenses	157	173
Other accrued liabilities	24	111

Total accrued liabilities	$3,420	$3,610

6. Net Loss Per Share of Common Stock

Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding.

The following table sets forth the computation of basic and diluted net loss per share for common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Net loss	$(5,195)	$(7,578)
Weighted average shares of common stock outstanding	28,963,594	15,332,042

Net loss per share of common stock—basic and diluted	$(0.18)	$(0.49)

The following potentially dilutive securities outstanding at March 31, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	March 31,
	2021	2020
Options to purchase common stock	1,925,197	1,818,588
Warrants to purchase common stock	12,327,590	3,033,196

Total	14,252,787	4,851,784

7. Commitments

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

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

Description	March 31, 2021	December 31, 2020
Operating lease liabilities:
Current portion of lease liabilities	$648	$644
Long-term portion of lease liabilities	$2,875	$2,959

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. The leases are renewable at the end of the lease term at our option. For the purposes of determining the remaining lease term in contemplation of available extensions, the Company did not consider either renewal to be probable at this time. In determining the present value of lease payments, the Company estimated its incremental borrowing rate, or discount rate, based on the information available at the adoption date of Topic 842. The discount rate used to determine the operating lease liability was 9.93%.

As of March 31, 2021, the maturities of our operating lease liabilities were as follows (in thousands):

Amount
April 1, 2021 - December 31, 2021	$510
Year ending December 31:
2022	693
2023	707
2024	721
2025	736
Thereafter	1,452

Total lease payments	4,819
Less: Present value adjustment	(1,296)

Operating lease liabilities	3,523

Lease costs under the terms of the Company’s leases for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	March 31,
	2021	2020
Operating lease cost (1)	$153	$153
Variable lease costs (2)	30	21

Total lease cost	$183	$174

(1)	Operating lease payments included in the measurement of the Company’s lease liabilities are comprised of fixed payments according to the terms of the Company’s leases.

(2)

Variable lease payments consist of the Company’s utility costs billed by and paid to its landlord. Variable lease payments are presented as operating expenses in the Company’s Consolidated Statement of Operations in the same line item as expense arising from fixed lease payments and in net cash used in operating activities in the Company’s Statement of Cash Flows.

8. Capital Structure

Common Stock

As of March 31, 2021, the Company was authorized to issue 125,000,000 shares of common stock.

Follow-on Offerings

On March 22, 2021, the Company completed an underwritten public offering of 11,500,000 shares of its common stock, including shares sold pursuant to the fully exercised overallotment option granted to the underwriters in connection with the offering, at a public offering price of $5.00 per share, resulting in net proceeds to the Company of approximately $53.8 million after underwriting discounts and commissions and offering expenses payable by the Company.

On May 27, 2020, the Company completed an underwritten public offering of 11,797,752 shares of its common stock and warrants to purchase an additional 8,848,314 shares of its common stock at an exercise price of $4.90 per share. The public offering price was $4.45 for one share of common stock and an accompanying warrant to purchase 0.75 shares of common stock, resulting in net proceeds to the Company of approximately $48.9 million after underwriting discounts and commissions and offering expenses payable by the Company. The Company completed a concurrent private placement to Pfizer Inc. (“Pfizer”) of 674,156 shares of common stock and an accompanying warrant to purchase an additional 505,617 shares of its common stock at an exercise price of $4.90 per share (the “Pfizer Warrant”) at a price of $4.45 for one share of common stock and an accompanying warrant to purchase 0.75 shares of common stock, resulting in net proceeds to the Company of approximately $3.0 million. Warrants to purchase 22,560 shares of common stock were exercised during the quarter ended March 31, 2021 and warrant to purchase 5,850 shares of common stock were exercised during the year ended December 31, 2020.

The Company issued warrants in its 2020, 2017 and 2016 offerings. These warrants contain a fundamental transaction provision that obligates the Company to cash settle the warrants under a limited set of conditions not entirely within the Company’s control. Due to this conditional obligation, the Company determined that the 2020 Warrants, the 2017 Warrants and the 2016 Warrants should be classified as liabilities in the Company’s consolidated balance sheet. At issuance, the Company determined the fair value of the 2020 Warrants, the 2017 Warrants and 2016 Warrants to be $31.4 million, $12.4 million and $18.6 million, respectively, and reclassified these balances from stockholders’ equity to warrant liability. The fair value of these warrants is re-measured at each reporting period and changes in fair value are recognized in the consolidated statement of operations (see Note 4, “Fair Value Measurements”). Additionally, the Company allocated approximately $2.2 million, $0.9 million and $1.6 million of issuance costs to the 2020 Warrants, the 2017 Warrants and 2016 Warrants, respectively, based on the proportion of the proceeds allocated to the fair value of the warrants. The allocated issuance costs were expensed as other expense in the Company’s consolidated statement of operations.

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

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of March 31, 2021, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Outstanding options to purchase common stock	1,925,197	1,853,841
Outstanding warrants to purchase common stock	12,327,590	12,350,293
For future issuance under the 2014 Plan	1,052,128	41,079

	15,304,915	14,245,213

9. Stock Warrants

As of March 31, 2021 and December 31, 2020, the Company had warrants to purchase the underlying common stock outstanding as shown in the table below.

	March 31, 2021	December 31, 2020
2020 Warrants	8,819,904	8,842,464
2017 Warrants	1,599,645	1,599,645
2016 Warrants	1,400,000	1,400,000
Pfizer Warrant	505,617	505,617
Other warrants (1)	2,424	2,567

Warrants to purchase common stock	12,327,590	12,350,293

Weighted-average exercise price per share	$9.14	$9.14

(1)	Other warrants are comprised of warrants issued prior to the Company’s initial public offering (“IPO”), generally in exchange for services rendered to the Company.

The following table summarizes information regarding the Company’s warrants outstanding at March 31, 2021:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
≤ $10.00	9,326,092	September 1, 2021 - May 27, 2023
> $10.00 ≤ $20.00	1,599,645	July 25, 2022
> $20.00	1,401,853	June 27, 2021 - January 5, 2022

	12,327,590

10.	Stock Option and Incentive Plans

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

2014 Omnibus Incentive Plan

In April 2014, the Company’s board of directors adopted the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s stockholders on July 3, 2014. The 2014 Plan allows for the granting of incentive and non-qualified stock options, restricted stock and stock unit awards, stock appreciation rights and other performance-based awards to the Company’s employees, members of the board of directors and consultants of the Company. On July 28, 2014, the effective date of the 2014 Plan, the number of shares of common stock reserved pursuant to the 2014 Plan was 57,143. The 2014 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ended December 31, 2015 and ending on January 1, 2024, equal to the lesser of (i) 4% of the outstanding shares of common stock on December 31 immediately preceding such date or (ii) a lesser amount determined by the Company’s board of directors. Consistent with the provision for an annual increase, an additional 2,695,373 shares of common stock have been reserved under the 2014 Plan as of January 1, 2021.

The Company recognized compensation expense for share-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the three months ended March 31, 2021, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	1,853,841	$14.33
Granted	103,500	5.58
Exercised	—	—
Expired	(32,144)	86.61
Forfeited	—	—

Options outstanding at March 31, 2021	1,925,197	12.65	7.48	$315,944

Vested and exercisable at March 31, 2021	1,018,597	17.26	6.29	$146,340

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the three months ended March 31, 2021 and 2020 was $5.58 and $10.78, respectively. Total compensation expense recognized amounted to $0.6 million for each of the three months ended March 31, 2021 and 2020. As of March 31, 2021, the total remaining unrecognized compensation cost related to unvested stock options was approximately $5.1 million which will be recognized over a weighted average period of approximately 2.63 years.

The following assumptions were used to compute the fair value of stock options granted during the period:

	Three Months Ended March 31,
	2021	2020
Risk free interest rate	0.72%	1.35%
Expected dividend yield	—	—
Expected term (in years)	6.06	6.06
Expected volatility	96.3%	94.0%

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

Expected term—The Company based expected term on the midpoint of the vesting period and the contractual term of each respective option grant

Expected volatility—The Company estimated the expected volatility based on the Company’s historical volatility data.

.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition in conjunction with the information set forth in our financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission (“SEC”) on March 30, 2021.

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

Lysins are recombinantly-produced enzymes, that when applied to bacteria cleave a key component of the target bacteria’s peptidoglycan cell wall, resulting in rapid bacterial cell death. In addition to the speed of action and potent cidality, we believe lysins are differentiated by their other hallmark features, which include the demonstrated ability to eradicate biofilms and synergistically boost the efficacy of conventional antibiotics in animal models. Lysins that target Staph aureus and other gram-positive pathogens tend to have a “targeted spectrum,” meaning they kill only specific species of bacteria or closely related bacteria. Amurin peptides are a new class of direct lytic agents, discovered in our laboratories, which disrupt the outer membrane of gram-negative bacteria, resulting in rapid bacterial cell death, offering a distinct mechanism of action from lysins. Amurins have shown potent “broad spectrum” in vitro activity against a wide range of gram-negative pathogens in, including deadly, drug-resistant Pseudomonas aeruginosa (“P. aeruginosa”), Klebsiella pneumoniae, Escherichia coli, Acinetobacter baumannii and Enterobacter cloacae bacteria species as well as difficult to treat pathogens such as Stenotrophomonas, Achromobacter and some Burkholderia species. The highly differentiated properties of DLAs have shown these agents to be complementary to and synergistic with conventional antibiotics enabling the potential use of these agents in addition to traditional antibiotics with the goal of improving clinical outcomes compared to conventional antibiotics alone. The development of these compounds involves a novel clinical and regulatory strategy, using superiority design clinical trials with the goal of delivering significantly improved clinical outcomes for the treatment of serious, antibiotic-resistant bacterial infections, including biofilm-associated infections. This approach affords potential clinical benefits to patients as well as the potential ability to mitigate against further development of antibiotic resistance.

We have not generated any revenues and, to date, have funded our operations primarily through our initial public offering (“IPO”), our follow-on public offerings, private placements of securities, and grant funding received. On March 22, 2021, we completed an underwritten public offering of 11,500,000 shares of our common stock, including shares sold pursuant to the fully exercised overallotment option granted to the underwriters in connection with the offering, at a public offering price of $5.00 per share of common stock, resulting in net proceeds of approximately $53.8 million after underwriting discounts and commissions and offering expenses payable by us.

On March 10, 2021, we executed a cost-share contract (the “BARDA Contract”) with the Biomedical Advanced Research and Development Authority (“BARDA”), part of the Office of the Assistant Secretary for Preparedness and Response at the U.S. Department of Health and Human Services. Under the terms of the BARDA Contract, the Company will receive $9.8 million in initial funding and up to an additional $77.0 million. The initial funding will be used to support our ongoing pivotal Phase 3 DISRUPT superiority trial of exebacase. Under the terms of the agreement, and if supported by Phase 3 DISRUPT study data, BARDA may provide the Company with additional funding upon achievement of key milestones to continue the advancement of exebacase through FDA product approval and completion of post-approval commitments. The BARDA Contract contains terms and conditions that are customary for contracts with BARDA of this nature, including provisions giving the government the right to terminate the contract at any time for its convenience. As a government contractor, we are subject to complex and wide-ranging federal and agency-specific regulations and contractual requirements. The costs of compliance with these requirements may be significant. Failure to comply with government contracting requirements could result in termination of our contract or the imposition of penalties.

We have never been profitable and our operating loss for the three months ended March 31, 2021 was $5.2 million. Our net losses were $28.2 million and $12.8 million for the years ended December 31, 2020 and 2019, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we will need additional financing to support our continuing operations. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

During 2020 COVID-19 was declared a pandemic and spread to multiple regions across the globe, including the United States and Europe. The pandemic has had an impact, both directly and indirectly, on the Company. We adjusted our business operations, with a majority of our employees working remotely, and as a result, incurred minor delays in internal research activities. Our Phase 3 DISRUPT clinical trial has also experienced some delays as a result of the COVID-19 pandemic, as clinical sites have experienced periodic delays to new patient enrollment due to institutional and clinical demands as dictated by local conditions. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses, research and development costs, procurement of raw materials for our supply chain and clinical trial progress, will depend on future developments that are highly uncertain.

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

We believe these data established proof of concept for exebacase and for DLAs as therapeutic agents. In particular, the data for MRSA-infected patients treated with exebacase, which, in the Phase 2 superiority study, demonstrated superior outcomes in clinical response at Day 14 and in 30-day all-cause mortality as well as health economics benefits, provided the basis for the FDA to grant Breakthrough Therapy designation to exebacase for the treatment of MRSA bloodstream infections (bacteremia), including right-sided endocarditis, when used in addition to SOC anti-staphylococcal antibiotics in adult patients. Breakthrough Therapy designation is a program designed by the FDA to expedite the development and review of medicines for serious or life-threatening diseases where preliminary clinical evidence suggests that the investigational therapy may demonstrate substantial improvement on at least one clinically significant endpoint over available therapies. The Breakthrough Therapy designation provides additional benefits, such as expedited meetings and interactions with the FDA and the potential for priority review, over the Fast Track designation granted to exebacase in August 2015.

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

Other Programs

We have made further advancements with our novel lytic agents across our portfolio. We have developed a novel, engineered variant of exebacase, known as CF-296, which we believe provides an additional opportunity to advance a potential targeted therapy for deep-seated, invasive biofilm-associated Staph aureus infections. We are conducting further in vitro and in vivo characterization of CF-296 to evaluate the full profile of this compound. In June 2019, we were awarded up to $7.2 million of funding from the Military Infectious Diseases Research Program, United States Army Medical Research and Development Command (“USAMRDC”) over the course of three years to advance CF-296 through Investigational New Drug application (“IND”)-enabling studies.

We have discovered and engineered a new lysin product candidate, CF-370, which in preclinical studies has demonstrated potent activity against antibiotic-resistant P. aeruginosa bacteria, a major cause of morbidity and mortality in patients with hospital acquired pneumonia and a major medical challenge for patients with cystic fibrosis. In July 2020, we were awarded up to $18.9 million in funding from CARB-X (Combating Antibiotic-Resistant Bacteria Biopharmaceutical Accelerator), including initial funding of $4.9 million, in support of the advancement of CF-370 through IND-enabling activities toward future Phase 1 clinical trials. We expect CF-370 to be our next molecule in clinical studies. In April 2021, the United States Patent and Trademark Office issued U.S. Patent No. 10,988,520 for CF-370. This patent, which is owned solely by the Company, expires in March 2039, and is the latest U.S. patent to issue from the Company’s DLA patent portfolio.

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

To date, a large portion of our research and development work has related to the establishment of our platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and clinical testing of exebacase. We currently expect to focus the majority of our resources on the exebacase program. As our pipeline progresses, we are able to further leverage our employee and infrastructure resources across multiple development programs as well as research projects. In the quarters ended March 31, 2021 and 2020, we recorded approximately $8.0 million and $5.1 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories to exebacase as shown below.

The following table summarizes our research and development expenses by category for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Product development	$5,710	$4,254
Personnel related	1,828	1,014
Professional fees	904	691
Laboratory costs	322	317
Share-based compensation	151	164
External research and licensing costs	31	119
Expenses reimbursed by grants	(925)	(1,455)

Total research and development expense	$8,021	$5,104

The following table summarizes our research and development expenses by program for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Exebacase	$5,333	$3,696
CF-370	546	233
Other research and development	1,088	1,452
Personnel related and share-based compensation	1,979	1,178
Expenses reimbursed by grants	(925)	(1,455)

Total research and development expense	$8,021	$5,104

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

Other Income

Other income consists of changes in the fair values of our warrant liabilities and interest income earned on our cash and cash equivalents and marketable securities.

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

During the three-month period ended March 31, 2021, there have been no material changes to our critical accounting policies from the information provided in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2020 filed by us with the SEC on March 30, 2021.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table summarizes key components of our results of operations for the periods indicated (in thousands).

	Three Months Ended March 31,
	2021	2020	Dollar Change
Operating expenses:
Research and development	$8,021	$5,104	$2,917
General and administrative	$2,765	$2,960	$(195)
Other income	$5,591	$486	$5,105

Research and Development Expenses

Research and development expenses were $8.0 million for the three months ended March 31, 2021 compared with $5.1 million for the three months ended March 31, 2020, an increase of $2.9 million. This increase was primarily attributable to a $1.3 increase in spending on clinical activities as we continued to enroll patients and expand the number of clinical sites in the Phase 3 DISRUPT study of exebacase and a $0.8 increase in spending on non-clinical studies of CF-370 and our other preclinical programs. Finally, we increased expenditures on personnel and consultants by $0.8 million as we have expanded headcount to support the continued progression of our programs across our portfolio.

General and Administrative Expenses

General and administrative expenses were $2.8 million for the three months ended March 31, 2021, compared with $3.0 million for the three months ended March 31, 2020, a decrease of $0.2 million. This was due primarily to a decrease in costs incurred for intellectual property and general corporate legal fees.

Other Income

Other income was $5.6 million for the three months ended March 31, 2021, compared with $0.5 million for the three months ended March 31, 2020, an increase of $5.1 million. The increase in other income was due primarily to the non-cash gain of $5.6 million in the current year period compared to $0.4 million in the prior year period, resulting from the change in fair value of our warrant liabilities in each reporting period.

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

Since the date of our initial public offering, we have funded our operations through the sale of registered securities for gross proceeds of $257.8 million, $9.6 million from the exercise of the Class B Warrants issued in our IPO, $26.0 million from the sale of securities in private placements and the receipt of $9.8 million of grant funding.

As of March 31, 2021, we had approximately $87.2 million in cash, cash equivalents and marketable securities.

On August 14, 2020, we filed a new shelf registration statement on Form S-3 (the “Form S-3”) with the SEC. The Form S-3 was declared effective by the SEC on August 31, 2020. The Form S-3 allows us to offer and sell from time-to-time up to $150.0 million of common stock, preferred stock, debt securities, warrants or units comprised of any combination of these securities. On March 22, 2021, we completed an underwritten public offering under the Form S-3 of 11,500,000 shares of our common stock, including shares sold pursuant to the fully exercised overallotment option granted to the underwriters in connection with the offering, at a public offering price of $5.00 per share of common stock, resulting in net proceeds of approximately $53.8 million after underwriting discounts and commissions and offering expenses payable by us. The terms of any future offerings under the Form S-3 will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering. There can be no assurances that any such financing will be available to us on satisfactory terms, or at all.

We have also been successful obtaining grants to supplement our financings with non-dilutive funding, including grants from CARB-X, USAMRDC and our cost-sharing contract with BARDA. We may continue to pursue further non-dilutive funding opportunities. In addition, there can be no assurances that either BARDA, CARB-X or USAMRDC will provide the maximum potential funding to the Company.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(9,059)	$(7,549)
Investing activities	$4,913	$(6,003)
Financing activities	$53,907	$—

Net cash used in operating activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities for the three months ended March 31, 2021 increased by $1.5 million compared to the same period in 2020, due primarily to payment of amounts owed to our contract research and manufacturing organizations in support of our Phase 3 DISRUPT trial of exebacase in the first quarter of 2021.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the three months ended March 31, 2021 were from the proceeds received from the maturities of these marketable securities. Net cash used in investing activities for the three months ended March 31, 2020 was driven by the purchases of marketable securities, less proceeds received from the maturities of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2021 resulted from the $53.8 million of net proceeds from our March 22, 2021 offering of securities and $0.1 million of proceeds from the exercise of warrants. There was no net cash provided by (used in) financing activities for the three months ended March 31, 2020.

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

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund operations for at least 12 months from the issuance date of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. We plan to continue to fund our operations through public or private debt and equity financings and grant funding but there can be no assurances that such financing or grants will be available to us on satisfactory terms, or at all. Our future capital requirements will depend on many factors, including:

•	the progress and results of the clinical trials of our lead product candidates;

•	the scope, progress, results and costs of compound discovery, preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the ongoing effects of COVID-19 on, among other things, our clinical trials, manufacturing and sourcing of raw materials, financial performance, business and operations;

•	the extent to which we acquire or in-license other products and technologies;

•	the timing and amount of actual reimbursements under the BARDA Contract;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•	our ability to establish any future collaboration arrangements on favorable terms, if at all.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Contractual Obligations and Commitments” in our Annual Report on Form 10-K filed with the SEC on March 30, 2021.

Effects of Inflation

We do not believe that inflation or changing prices had a significant impact on our results of operations for any periods presented herein.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we are currently not party to, any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $87.2 million. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the fair value of our cash equivalents or marketable securities. If a 10% change in interest rates were to have immediately occurred on March 31, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no such changes during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our loss from operations for the three months ended March 31, 2021 was $5.2 million and our losses from operations were $28.2 million and $12.8 million for the years ended December 31, 2020 and 2019, respectively. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

During 2020, the novel coronavirus disease, COVID-19, was declared a pandemic and spread across the globe, including the United States and Europe. The outbreak and government measures taken in response have also had a significant impact on the economy and, to a lesser extent, both directly and indirectly, on our business. We adjusted our business operations for a short period, with a majority of our employees working remotely, and as a result, incurred minor delays in internal research activities. Our Phase 3 DISRUPT clinical trial has also experienced some delays as a result of the COVID-19 pandemic, as clinical sites experience periodic delays in new patient enrollment due to institutional and clinical demands as dictated by local conditions.

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

•

interruption of, or delays in receiving, supplies of our products and product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in supply or delivery systems;

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic further impacts our business, preclinical studies, manufacturing, and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic and future waves of infection, the availability, adoption and effectiveness of any new vaccines, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Additionally, concerns over the economic impact of COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets.

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

We do not currently have nor do we plan to build the infrastructure or capability internally to manufacture exebacase or any other product candidates. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. For example, we employ the services of Fujifilm UK to supply the active pharmaceutical ingredient for exebacase. We have not yet validated the manufacturing processes or contractually secured our commercial supplies. We do not currently have long-term supply agreements. Furthermore, the raw materials for our product candidates are sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. For example, on January 21, 2021, the President of the United States signed an executive order entitled “Executive Order on a Sustainable Public Health Supply Chain” (the “Executive Order”) which “directs immediate actions to secure supplies necessary for responding to the COVID-19 pandemic, so that supplies are available, and remain available to the Federal Government and State, local, Tribal and territorial authorities, as well as to America’s health care workers, health systems, and patients.” The Defense Production Act (the “DPA”), which empowers the President to issue the Executive Order, allows him to direct private companies to prioritize orders from the federal government. The Executive Order directed the President’s administration to identify shortfalls in the supply of materials needed for the pandemic response, and to use the DPA to address them, if necessary. The extent to which the COVID-19 pandemic and the invocation of the DPA impacts our ability to procure sufficient supplies for the development or manufacture of our products and product candidates will depend on the severity and duration of the spread of the virus, and any actions undertaken to contain COVID-19 or treat its effects.

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

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom withdrew from the European Union (“Brexit”) on January 31, 2020 and entered into a transition period. On December 24, 2020, the United Kingdom and the EU announced that they had agreed to the terms of their future trading relationship in the EU-UK Trade and Cooperation Agreement, or TCA, which became binding on both the EU and the United Kingdom on January 1, 2021. While agreement on the terms of the TCA has avoided a “no deal” Brexit scenario, and provides in principle for quota- and tariff-free trading of goods, it is nevertheless expected that the TCA will result in the creation of non-tariff barriers (such as increased shipping and regulatory costs and complexities) to the trade in goods between the United Kingdom and the EU. Further, the TCA does not provide for the continued free movement of services between the UK and the EU and imposes additional restrictions on the free movement of people between the UK and the EU. The TCA includes provisions affecting pharmaceutical businesses (including on customs and tariffs). In addition, there are some specific provisions concerning pharmaceuticals. These include the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards. Significant political and economic uncertainty remains how much the relationship between the United Kingdom and EU will differ as a result of the United Kingdom’s withdrawal. For example, shipments into the United Kingdom of drug substance manufactured for the Company in the European Union may be interrupted or delayed and thereby prevent or delay the manufacture in the United Kingdom of drug product. Similarly, shipments out of the United Kingdom of drug product to the United States or the European Union may be interrupted or delayed and thereby prevent or delay the delivery of drug product to clinical sites. Such a situation could hinder our ability to conduct current and planned clinical trials and have an adverse effect on our business. Additionally, political instability in the European Union as a result of Brexit may result in a material negative effect on credit markets and foreign direct investments in the European Union and United Kingdom.

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

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of May 10, 2021, we have approximately 39.3 million shares of common stock outstanding, of which approximately 37.4 million shares of our outstanding common stock are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 12.4 million shares of our common stock outstanding as of May 10, 2021. Approximately 11.9 million shares of common stock underlying warrants will be freely tradable upon exercise unless held by our affiliates.

We have registered 1,918,794 shares of our common stock as of May 10, 2021 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The 2014 Plan provides that the number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of ContraFect Corporation, dated August 1, 2014, and Certificate of Amendment, dated May 9, 2016, Certificate of Amendment dated May 2, 2017, and Certificate of Amendment dated February 3, 2020 (incorporated by reference to Exhibit 3.1 of the Company’ Form 10-K (File No. 001-36577) filed with the SEC on March 18, 2020)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q (File No. 001-36577) filed with the SEC on November 13, 2020)

10.1	Cost-Sharing Agreement by and between ContraFect Corporation and the BioMedical Advanced Research and Development Authority, dated March 10, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36577) filed with the SEC on March 12, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContraFect Corporation

Date: May 14, 2021	By:	/s/ Roger J. Pomerantz, M.D., F.A.C.P.
Roger J. Pomerantz, M.D., F.A.C.P.
President and Chief Executive Officer

Date: May 14, 2021	By:	/s/ Michael Messinger
Michael Messinger
Chief Financial Officer (Principal Financial Officer)