Form 10-Q
period 2021-06-30
CONTRAFECT Corp
filed 2021-08-13
CIK 1478069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock outstanding as of August 10, 2021 was 39,332,721.

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

CONTRAFECT CORPORATION
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONTRAFECT CORPORATION
Consolidated Balance Sheets
(in thousands, except share and
per-share
data)

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$21,406	$15,485
Marketable securities	46,093	27,005
Prepaid expenses and other current assets	8,533	4,165

Total current assets	76,032	46,655
Long-term marketable securities	7,161	—
Property and equipment, net	827	910
Operating lease right-of-use assets	2,682	2,811
Other assets	105	740

Total assets	$86,807	$51,116

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,055	$1,806
Accrued liabilities	4,254	3,610
Current portion of lease liabilities	651	644

Total current liabilities	7,960	6,060
Warrant liabilities	18,552	29,404
Long-term portion of lease liabilities	2,788	2,959
Other liabilities	73	73

Total liabilities	29,373	38,496
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 125,000,000 shares authorized, 39,332,721 shares and 27,810,161 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	4	3
Additional paid-in capital	308,333	252,908
Accumulated other comprehensive loss	(42)	(21)
Accumulated deficit	(250,861)	(240,270)

Total stockholders’ equity	57,434	12,620

Total liabilities and stockholders’ equity	$86,807	$51,116

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$7,777	$5,544	$15,798	$10,648
General and administrative	2,935	2,619	5,700	5,579

Total operating expenses	10,712	8,163	21,498	16,227

Loss from operations	(10,712)	(8,163)	(21,498)	(16,227)
Other income (expense):
Interest income	30	26	55	95
Other expense	—	(2,175)	—	(2,175)
Change in fair value of warrant liabilities	5,286	(7,305)	10,852	(6,889)

Total other income (expense) , net	5,316	(9,454)	10,907	(8,969)

Net loss	$(5,396)	$(17,617)	$(10,591)	$(25,196)

Basic and diluted net loss per share	$(0.14)	$(0.88)	$(0.31)	$(1.43)

Shares used in computing net loss per share	39,332,721	19,991,894	34,176,801	17,661,968

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(5,396)	$(17,617)	$(10,591)	$(25,196)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(13)	(16)	(21)	(7)

Comprehensive loss	$(5,409)	$(17,633)	$(10,612)	$(25,203)

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Loss	Deficit	Equity
Balance, December 31, 2020	27,810,161	$3	$252,908	$(21)	$(240,270)	$12,620
Issuance of securities in registered offering	11,500,000	1	57,499	—	—	57,500
Financing cost of sale of securities	—	—	(3,703)	—	—	(3,703)
Issuance of common stock for exercise of warrants	22,560	—	110	—	—	110
Stock -based compensation	—	—	581	—	—	581
Unrealized loss on marketable securities	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(5,195)	(5,195)

Balance, March 31, 2021	39,332,721	$4	$307,395	$(29)	$(245,465)	$61,905
S tock -based compensation	—	—	938	—	—	938
Unrealized loss on marketable securities	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(5,396)	(5,396)

Balance, June 30, 2021	39,332,721	$4	$308,333	$(42)	$(250,861)	$57,434

	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2019	15,332,042	$2	$227,658	$—	$(212,115)	$15,545
Stock -based compensation	—	—	633	—	—	633
Unrealized gain on marketable securities	—	—	—	9	—	9
Net loss	—	—	—	—	(7,578)	(7,578)

Balance, March 31, 2020	15,332,042	$2	$228,291	$9	$(219,693)	$8,609
Issuance of securities in registered offering	11,797,752	1	21,107	—	—	21,108
Issuance of securities in private placement	674,156	—	3,000	—	—	3,000
Financing cost of sale of securities	—	—	(1,462)	—	—	(1,462)
Issuance of common stock for exercise of options	282	—	—	—	—	—
Stock -based compensation	—	—	652	—	—	652
Unrealized gain on marketable securities	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(17,617)	(17,617)

Balance, June 30, 2020	27,804,232	$3	$251,588	$(7)	$(237,310)	$14,274

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(10,591)	$(25,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	73	85
Stock-based compensation expense	1,519	1,285
Change in fair value of warrant liabilities	(10,852)	6,889
Issuance costs allocated to warrants	—	2,175
Net amortization of premium on marketable securities	212	8
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current and non-current assets	(3,759)	1,230
Increase (decrease) in accounts payable, accrued liabilities and other liabilities	1,894	(4,170)

Net cash used in operating activities	(21,504)	(17,694)
Cash flows from investing activities
Purchases of marketable securities	(44,822)	(37,515)
Proceeds from sales and maturities of marketable securities	18,340	9,981

Net cash used in investing activities	(26,482)	(27,534)
Cash flows from financing activities
Proceeds from issuance of securities	57,500	55,500
Payment of financing costs of securities sold	(3,703)	(3,637)
Proceeds from the exercise of warrants	110	—

Net cash provided by financing activities	53,907	51,863

Net increase in cash and cash equivalents	5,921	6,635
Cash and cash equivalents at beginning of period	15,485	24,184

Cash and cash equivalents at end of period	$21,406	$30,819

Supplemental disclosures of cash flow information:
Issuance of warrants to purchase common stock	$—	$31,391
See accompanying notes.

CONTRAFECT CORPORATION
Notes to Unaudited Consolidated Financial Statements
June 30, 2021
1. Organization and Description of Business
Organization and Business
ContraFect Corporation (the “Company”) is a clinical-stage biotechnology company focused on the discovery and development of direct lytic agents (“DLAs”), including lysins and amurin peptides, as new medical modalities for the treatment of life-threatening, antibiotic-resistant infections. The Company intends to address antibiotic-resistant infections using product candidates from our lysin and amurin peptide platforms. DLAs are fundamentally different than antibiotics and offer a potential paradigm shift in the treatment of antibiotic-resistant infections. The Company’s most advanced product candidate is exebacase, a lysin which targets
Staph aureus
, including methicillin-resistant strains, which causes serious infections such as bacteremia, pneumonia and osteomyelitis.
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
The Company has incurred losses from operations since inception as a research and development organization and has an accumulated deficit of $250.9 million as of June 30, 2021. For the six months ended June 30, 2021, the Company used $21.5 million of cash in operations. The Company has relied on its ability to fund its operations through public and private debt and equity financings, and, to a lesser extent, grant funding. Management believes that its existing cash, cash equivalents and marketable securities, will be sufficient to fund operations for at least 12 months from the issuance date of these financial statements. The Company expects operating losses and negative cash flows to continue at significant levels in the future as it continues its clinical trials. Transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional public or private debt and equity financings, and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances that such financing will be available to the Company on satisfactory terms, or at all.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial information as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited consolidated financial statements. The Company’s audited consolidated financial statements as of and for the year ended December 31, 2020, including all related disclosures and the complete listing of significant accounting policies as described in Note 2 thereof, are included in the Company’s Annual Report on Form
10-K
that was filed with the SEC on March 30, 2021.
In the opinion of management, the unaudited financial information as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of Consolidation
The Company has a wholly-owned subsidiary, ContraFect International Limited, in Scotland that established legal status for previous interactions with the European Economic Area. This subsidiary is dormant or is otherwise non-operative.
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
During 2020,
COVID-19
was declared a pandemic and spread to multiple regions across the globe, including the United States and Europe. The ongoing COVID-19 pandemic has presented substantial public health challenges and is impacting the global healthcare system, including the conduct of clinical trials in the U.S. and other parts of the world. Healthcare resources, including the staff required to support the conduct of clinical trials, are being diverted away from the conduct of clinical trials other than COVID-19 studies at hospitals serving as clinical trial sites. There are also operational impacts on local, regional and national CROs, manufacturers and other vendors and suppliers and an intermittent lack of availability of certain raw materials and consumables for manufacturing. While global infection rates have significantly reduced from their peak during 2020, new variants continue to circulate, and the number of
COVID-19
infections and hospitalizations are increasing rapidly. Uncertainty remains as to whether additional restrictions may be implemented to address the spread of new variants.
The pandemic has had an impact, both directly and indirectly, on the Company. The full extent of the impact on the Company’s business, results of operations, financial condition and liquidity, including expenses, research and development, manufacturing costs and timelines, and clinical trial progress, will depend on future developments that remain highly uncertain.
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
Marketable Securities
Marketable securities consist of investments in corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale
pursuant to ASC 320, Investments – Debt and Equity Securities. The Company classifies marketable securities available to fund current operations as current assets on its consolidated balance sheets. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive (loss) income in stockholders’ equity and a component of total comprehensive income (loss) in the consolidated statements of comprehensive income (loss), until realized. The fair value of these securities is based on quoted prices for identical or similar assets. The Company utilizes the specific identification method in computing realized gains and losses on sales of its marketable securities. Realized gains and losses are included in other income (expense) in the consolidated statements of operations. There were no realized gains or losses on marketable securities for the three or six months ended June 30, 2021 or 2020. There were no marketable securities that had been in an unrealized loss position for more than 12 months as of June 30, 2021 or December 31, 2020.
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
The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820,
Fair Value Measurements and Disclosures
, establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality.
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
The carrying amounts reported in the accompanying financial statements for accounts payable and accrued liabilities approximate their respective fair values due to their short-term maturities. The fair value of the warrant liabilities is discussed in Note 4, “Fair Value Measurements.”
Stock-based Compensation
The Company accounts for
stock
-based compensation in accordance with ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock
-based payment awards made to employees,
non-employees
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
The Company recognizes a receivable and the related reduction in its research and development expenses when the actual reimbursable costs have been incurred and there is reasonable assurance that the Company has complied with the conditions of the applicable government contract or grant agreement and the amounts will be received. The Company recognized a reduction to its research and development expense in the amount of approximately $3.0 million and $1.0 million for the three months ended June 30, 2021 and 2020 respectively, and $4.0 million and $2.4 million for the six months ended June 30, 2021 and 2020, respectively. The receivable for government contracts and grant agreements as of June 30, 2021 and December 31, 2020 was approximately $3.8 million and $1.1 million, respectively, and is included in prepaid expenses and other current assets on the balance sheet. The Company has approximately $14.2 million of committed government contract and grant agreement funding remaining as of June 30, 2021.
Leases
The Company accounts for leases in accordance with Accounting Standards Update No.
2016-02-
Leases
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
Recently Adopted Accounting Pronouncements
Income Taxes
On January 1, 2021, the Company adopted Accounting Standards Update No.
2019-12-
Income Taxes
(Topic 740)
, which simplifies the accounting for income taxes. The adoption of the new guidance did not affect the Company’s consolidated financial statements.

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
3. Marketable Securities
Marketable securities at June 30, 2021 consisted of the following (in thousands):

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate Debt	$46,124	$3	$(34)	$46,093
Long-term:
Corporate Debt	7,172	—	(11)	7,161

Total	$53,296	$3	$(45)	$53,254

Marketable securities at December 31, 2020 consisted of the following (in thousands):

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
Current:
Corporate debt	$27,026	$6		$(27)	$27,005
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
At June 30, 2021, the Company held 25 debt securities that individually and in total were in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2021 was approximately $42.7 million. The Company evaluated its securities for other than temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It was not more likely than not that the Company would have been required to sell the securities prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of June 30, 2021.

4. Fair Value Measurements
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurement as of June 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$18,048	$—	$—
Current marketable securities	46,093	—	—
Long-term marketable securities	7,161	—	—
Warrant liabilities	—	—	18,552

Total	$71,302	$—	$18,552

	Fair Value Measurement as of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$12,921	$—	$—
Marketable securities	27,005
Warrant liabilities	—	—	29,404

Total	$39,926	$—	$29,404

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
The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	As of June 30, 2021	As of December 31, 2020
Expected volatility	52.0%	59.7%
Remaining contractual term (in years)	0.08	0.58
Risk-free interest rate	0.05%	0.09%
Expected dividend yield	—%	—%
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

	As of June 30, 2021	As of December 31, 2020
Expected volatility	67.7%	100.1%
Remaining contractual term (in years)	1.08	1.58
Risk-free interest rate	0.07%	0.12%
Expected dividend yield	—%	—%

The Company issued warrants to the purchasers of its

May 27, 2020
registered offering of securities
 (the “2020 Warrants”). The Company determined that these warrants should be classified as a liability and considered as a Level 3 financial instrument (see also Note 8, “Capital Structure”). The 2020 Warrants are re-measured
at each subsequent reporting period and changes in fair value are recognized in the consolidated statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	As of June 30, 2021	As of December 31, 2020
Expected volatility	97.5%	111.9%
Remaining contractual term (in years)	1.92	2.42
Risk-free interest rate	0.25%	0.15%
Expected dividend yield	—%	—%
The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2021 and 2020 (in thousands):
Warrant liabilities

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$23,838	$5,654	$29,404	$6,070
Issuance of 2020 Warrants	—	31,391	—	31,391
(Decrease) increase in fair value (1)	(5,286)	7,305	(10,852)	6,889

Balance at end of period	$18,552	$44,350	$18,552	$44,350

(1)	The change in fair values of the warrant liabilities is recorded in other income (expense) in the consolidated statement of operations .
The key inputs into the Black-Scholes option pricing model are the current per-share
value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liabilities.
5. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued research and development service fees	$2,348	$801
Accrued compensation costs	1,064	2,069
Accrued professional fees	620	456
Accrued facilities operation expenses	183	173
Other accrued liabilities	39	111

Total accrued liabilities	$4,254	$3,610

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
The following table sets forth the computation of basic and diluted net loss per share for common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(5,396)	$(17,617)	$(10,591)	$(25,196)
Weighted average shares of common stock outstanding	39,332,721	19,991,894	34,176,801	17,661,968

Net loss per share of common stock – basic and diluted	$(0.14)	$(0.88)	$(0.31)	$(1.43)

The following table sets forth the potentially dilutive securities outstanding as of June 30, 2021 and 2020 that were excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	June 30,
	2021	2020
Options to purchase common stock	2,848,693	1,917,649
Warrants to purchase common stock	12,327,304	12,360,430

Total	15,175,997	14,278,079

7. Commitments
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
The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

Description	June 30, 2021	December 31, 2020
Operating lease liabilities:
Current portion of lease liabilities	$651	$644
Long-term portion of lease liabilities	$2,788	$2,959
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

As of June 30, 2021, the maturities of our operating lease liabilities were as follows (in thousands):

Amount
July 1, 2021 - December 31, 2021	$340
Year ending December 31:
2022	693
2023	707
2024	721
2025	736
Thereafter	1,452

Total lease payments	4,649
Less: Present value adjustment	(1,210)

Operating lease liabilities	3,439

Lease costs under the terms of the Company’s leases for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost (1)	$154	$154	$307	$307
Variable lease costs (2)	35	24	65	46

Total lease cost	$189	$178	$372	$353

(1)	Operating lease payments included in the measurement of the Company’s lease liabilities are comprised of fixed payments according to the terms of the Company’s leases.
(2)
Variable lease payments consist of the Company’s utility costs billed by and paid to its landlord. Variable lease payments are presented as operating expenses in the Company’s Consolidated Statement of Operations in the same line item as expense arising from fixed lease payments and in net cash used in operating activities in the Company’s Statement of Cash Flows.

8. Capital Structure
As of June 30, 2021, the Company was authorized to issue 125,000,000 shares of common stock.
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
On May 27, 2020, the Company completed an underwritten public offering of 11,797,752 shares of its common stock and warrants to purchase an additional 8,848,314 shares of its common stock at an exercise price of $4.90 per share. The public offering price was $4.45 for one share of common stock and an accompanying warrant to purchase 0.75 shares of common stock, resulting in net proceeds to the Company of approximately $48.9 million after underwriting discounts and commissions and offering expenses payable by the Company. The Company completed a concurrent private placement to Pfizer Inc. (“Pfizer”) of 674,156 shares of common stock and an accompanying warrant to purchase an additional 505,617 shares of its common stock at an exercise price of $4.90 per share (the “Pfizer Warrant”) at a price of $4.45 for one share of common stock and an accompanying warrant to purchase 0.75 shares of common stock, resulting in net proceeds to the Company of approximately $3.0 million. Warrants to purchase 22,560 shares of common stock were exercised during the six months ended June 30
,
2021
and warrants to purchase
5,850
shares of common stock were exercised during the year ended December
31
,
2020
.
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
Dividends
The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of June 30, 2021, no dividends have been declared or paid on the Company’s common stock since inception.
Reserved for Future Issuance
The Company has reserved for future issuance the following number of shares of common stock as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Outstanding options to purchase common stock	2,848,693	1,853,841
Outstanding warrants to purchase common stock	12,327,304	12,350,293
For future issuance under the 2014 Plan	128,632	41,079

	15,304,629	14,245,213

9. Stock Warrants
As of June 30, 2021 and December 31, 2020, the Company had warrants to purchase the underlying common stock outstanding as shown in the table below.

	June 30, 2021	December 31, 2020
2020 Warrants	8,819,904	8,842,464
2017 Warrants	1,599,645	1,599,645
2016 Warrants	1,400,000	1,400,000
Pfizer Warrant	505,617	505,617
Other warrants (1)	2,138	2,567

Warrants to purchase common stock	12,327,304	12,350,293

Weighted-average exercise price per share	$9.14	$9.14

(1)	Other warrants are comprised of warrants issued prior to the Company’s initial public offering (“IPO”), generally in exchange for services rendered to the Company.
The following table summarizes information regarding the Company’s warrants outstanding at June 30, 2021:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
≤ $10.00	9,326,092	September 1, 2021 - May 27, 2023
> $10.00 ≤ $20.00	1,599,645	July 25, 2022
> $20.00	1,401,567	July 27, 2021 – January 5, 2022

	12,327,304

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
The Company recognized compensation expense for share-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the six
months ended June 30, 2021, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	1,853,841	$14.33
Granted	1,100,000	4.35
Exercised	—	—
Expired	(95,336)	45.96
Forfeited	(9,812)	6.50

Options outstanding at June 30, 2021	2,848,693	9.44	8.28	$305,101

Vested and exercisable at June 30, 2021	1,155,624	14.88	6.86	$72,436

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the three months ended June 30, 2021 and 2020 was $4.22, and $5.59 respectively, and during the six months ended June 30, 2021 and 2020 was $4.35 and $9.87, respectively. Total compensation expense recognized amounted to $0.9 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively, and $1.5 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the total remaining unrecognized compensation cost related to unvested stock options was approximately $7.2 million which will be recognized over a weighted average period of approximately 2.71 years.

The following assumptions were used to compute the fair value of stock options granted during the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Risk free interest rate	0.85%	0.33%	0.84%	1.17%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.97	5.86	5.98	6.03
Expected volatility	94.3%	97.1%	94.5%	94.5%
Risk-free interest rate
—The Company estimated the risk-free interest rate in reference to yield on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award.
Expected dividend yield—
The Company estimated the expected dividend yield based on consideration of its historical dividend experience and future dividend expectations. The Company has not historically declared or paid dividends to common stockholders. Moreover, it does not intend to pay dividends in the future, but instead expects to retain any earnings to invest in its continued growth.
Expected term—
The Company based expected term on the midpoint of the vesting period and the contractual term of each respective option grant
Expected volatility—
The Company estimated the expected volatility based on the Company’s historical volatility data.

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
(“
P. aeruginosa”
),
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
We have never been profitable and our operating loss for the six months ended June 30, 2021 was $10.6 million. Our net losses were $28.2 million and $12.8 million for the years ended December 31, 2020 and 2019, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we will need additional financing to support our continuing operations. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

During 2020,
COVID-19
was declared a pandemic and spread to multiple regions across the globe, including the United States and Europe. The ongoing COVID-19 pandemic has presented substantial public health challenges and is impacting the global healthcare system, including the conduct of clinical trials in the U.S. and other parts of the world. Healthcare resources, including the staff required to support the conduct of clinical trials, are being diverted away from the conduct of clinical trials other than COVID-19 studies at hospitals serving as clinical trial sites. There are also operational impacts on local, regional and national CROs, manufacturers and other vendors and suppliers and an intermittent lack of availability of certain raw materials and consumables for manufacturing. While global infection rates have significantly reduced from their peak during 2020, new variants continue to circulate, and uncertainty remains as to whether additional restrictions may be implemented to address the spread of new variants.
The pandemic has had an impact, both directly and indirectly, on the Company. We adjusted our business operations, with a majority of our employees working remotely. We have continued to enroll patients in our Phase 3 DISRUPT superiority study of exebacase throughout the entire ongoing COVID-19 pandemic. Since the beginning of 2021, we have been on track with our expected enrollment timelines. However, with the situation worsening across the country as the new variants circulate and the number of COVID-19 infections and hospitalizations are, yet again, increasing rapidly, we are now seeing effects of the pandemic on our trial, and our most recent monthly patient enrollment rate has slowed. We have undertaken efforts to increase the rate of patient enrollment, such as providing additional site monitoring support and allowing patients the option of conducting certain follow-up study visits remotely. These efforts may not be effective and the progress of the study may be adversely affected. As the pandemic continues to evolve, we will evaluate the impact of variable monthly patient enrollment rates on conducting the interim futility analysis by the end of the year. The full extent of the impact on our business, results of operations, financial condition and liquidity, including expenses, research and development, manufacturing costs and timelines, and clinical trial progress, depends on future developments that remain highly uncertain.
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

•	e mployee-related expenses, including salaries, performance bonuses, benefits, travel and non-cash stock-based compensation expens e;

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
(“
Staph aureus”)
, including methicillin-resistant (“MRSA”) strains, which causes serious infections such as bacteremia, pneumonia and osteomyelitis.
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
In a
pre-specified
analysis of MRSA-infected patients, the clinical responder rate at Day 14 in patients treated with exebacase was nearly
43-percentage
points higher than in patients treated with SOC antibiotics alone (74.1% for patients treated with exebacase compared to 31.3% for patients treated with SOC antibiotics alone (p=0.010)). In addition to the higher rate of clinical response, MRSA-infected patients treated with exebacase showed a
21-percentage
point reduction in
30-day
all-cause
mortality (p=0.056), a four day lower median length of hospital stay and meaningful reductions in hospital readmission rates. Exebacase was well-tolerated and treatment emergent adverse events, including serious treatment-emergent serious adverse events (“SAEs”) were balanced between the treatment groups. There were no SAEs that we determined to be related to exebacase, there were no reports of hypersensitivity related to exebacase and no patients discontinued treatment with study drug in either treatment group.
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
Staph aureus
infections. We are conducting further
in vitro
and
in vivo
characterization of
CF-296
to evaluate the full profile of this compound. An analysis of bone samples from a study of CF-296 in a preclinical rodent model of acute MRSA osteomyelitis demonstrated that CF-296 has potent anti-staphylococcal activity and, when used with daptomycin, is active and well tolerated in MRSA acute osteomyelitis. Studies conducted in a preclinical murine Staph aureus infection model demonstrated the efficacy of CF-296, both as a mono therapy and in addition to standard-of-care antibiotics. The addition of CF-296 to both daptomycin or vancomycin resulted in significantly enhanced antibacterial activity in the model, relative to the activity of these standard-of-care antibiotics alone. In June 2019, we were awarded up to $7.2 million of funding from the Military Infectious Diseases Research Program, United States Army Medical Research and Development Command (“USAMRDC”) over the course of three years to advance
CF-296
through Investigational New Drug application (“IND”)-enabling studies.
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
Beyond our lysin programs, we continue our research to advance potential product candidates from our amurin peptide platform. We are evaluating our most promising amurins in preclinical animal studies with the goals of determining our next product candidate and moving this program towards clinical studies as soon as possible. We have received approximately $1.6 million of funding from
CARB-X
to support the amurin peptide program.
In addition, we have recently completed an initial funding agreement with the Cystic Fibrosis Foundation to investigate the potential utility of DLAs, including
CF-370
and amurin peptides, against resistant Gram-negative pathogens which afflict Cystic Fibrosis (“CF”) patients. The agreement provided funding for the determination of the in vitro activity of
CF-370
and amurin peptides against bacterial specimens obtained from CF patients at different stages of disease. Having demonstrated potent activity of its agents against resistant Gram-negative pathogens isolated in samples from the lungs of CF patients, ContraFect is evaluating the potential future clinical development of
CF-370
and/or amurin peptides as therapeutic candidates for the treatment of pulmonary infections in patients with CF.
To date, a large portion of our research and development work has related to the establishment of our platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and clinical testing of exebacase. We currently expect to focus the majority of our resources on the exebacase program. As our pipeline progresses, we are able to further leverage our employee and infrastructure resources across multiple development programs as well as research projects. For the three months ended June 30, 2021 and 2020, we recorded approximately $7.8 million and $5.5 million, respectively, of research and development expenses and for the six months ended June 30, 2021 and 2020, we recorded approximately $15.8 million and $10.6 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories to exebacase as shown below.

The following table summarizes our research and development expenses by category for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product development	$6,418	$3,726	$12,128	$7,980
Personnel related	2,085	1,011	3,913	2,026
Professional fees	918	1,116	1,822	1,807
External research and licensing costs	727	202	758	321
Laboratory costs	377	311	699	628
Stock-based compensation	295	163	446	327
Expenses reimbursed by grants	(3,043)	(985)	(3,968)	(2,441)

Total research and development expense	$7,777	$5,544	$15,798	$10,648

The following table summarizes our research and development expenses by program for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Exebacase	$4,208	$3,813	$9,541	$7,510
CF-370	1,597	375	2,143	608
Other research and development	2,635	1,167	3,723	2,618
Personnel related and stock-based compensation	2,380	1,174	4,359	2,353
Expenses reimbursed by grants	(3,043)	(985)	(3,968)	(2,441)

Total research and development expense	$7,777	$5,544	$15,798	$10,648

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
General and Administrative Expenses
G
eneral and administrative expenses consist primarily of salaries and related costs for personnel, including non-cash

stock-based compensation expense, in our executive, finance, legal, human resource and business development functions. Other general and administrative expenses include facility costs, insurance expenses and professional fees for legal, consulting and accounting service
s.
We anticipate that our general and administrative expenses will increase in future periods to support increases in our research and development activities and as a result of increased headcount, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors.

Other Income (Expense)
Other income (expense) may consist of changes in the fair values of our warrant liabilities, offering expenses related to the issuance of warrants, and interest income earned on our cash and cash equivalents and marketable securities.
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
During the
six-month
period ended June 30, 2021, there have been no material changes to our critical accounting policies from the information provided in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on
Form 10-K
for the year ended December 31, 2020 filed by us with the SEC on March 30, 2021
.
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated (in thousands).

	Three Months Ended June 30,		Dollar Change	Six Months Ended June 30,		Dollar Change
	2021	2020		2021	2020
Operating expenses:
Research and development	$7,777	$5,544	$2,233	$15,798	$10,648	$5,150
General and administrative	$2,935	$2,619	$316	$5,700	$5,579	$121
Other income (expense), net	$5,316	$(9,454)	$14,770	$10,907	$(8,969)	$19,876
Comparison of Three Months Ended June 30, 2021 and 2020
Research and Development Expenses
Research and development expenses were $7.8 million for the three months ended June 30, 2021 compared with $5.5 million for the three months ended June 30, 2020, an increase of $2.2 million. This increase was primarily attributable to a $2.5 million increase in expenditures for non-clinical studies of exebacase, CF-370, CF-296 and the amurin peptides, as all programs continued to progress forward, a $1.6 million increase in CRO and investigator site expenses related to the execution of the Phase 3 clinical study, and a $1.0 million increase in clinical development and manufacturing headcount and related personnel costs to support the ongoing development of exebacase. These increases were partially offset by a $2.0 million increase in expenses that are reimbursable under our BARDA contract and other grants compared to the prior year period and a $0.9 million decrease in our chemistry, manufacturing and controls (CMC) activities due to the timing of process validation and manufacturing.
General and Administrative Expenses
General and administrative expenses were $2.9 million for the three months ended June 30, 2021 compared with $2.6 million for the three months ended June 30, 2020, an increase of $0.3 million. This increase was primarily attributable to an increase of $0.6 million in administrative personnel costs and professional fees. This increase was partially offset by a $0.3 million decrease in legal expenses.
Other income (expense), net
Other income was $5.3 million for the three months ended June 30, 2021 compared with expense of $9.5 million for the three months ended June 30, 2020, an increase of $14.8 million. The increase in other income relates primarily to the non-cash
gain of $5.3 million in the current year period compared to a non-cash
expense of $7.3 million in the prior year period, resulting from the change in fair value of our warrant liabilities in each reporting period. In addition, the prior year period had a charge to other expense of $2.2 million for issuance expenses allocated to warrants, for which there was no such expense in the current year period.

Comparison of Six Months Ended June 30, 2021 and 2020
Research and Development Expenses
Research and development expenses were $15.8 million for the six months ended June 30, 2021 compared with $10.6 million for the six months ended June 30, 2020, an increase of $5.2 million. This increase was primarily attributable to a $3.3 million increase in expenditures for non-clinical studies of exebacase, CF-370, CF-296 and the amurin peptides, as all programs continued to progress forward, a $2.8 million increase in CRO and investigator site expenses related to the execution of the Phase 3 clinical study, and a $2.0 million increase in clinical development and manufacturing headcount and related personnel costs to support the ongoing development of exebacase. These increases were partially offset by a $1.5 million decrease in our chemistry, manufacturing and controls (CMC) activities due to the timing of process validation and manufacturing and a $1.5 million increase in expenses that are reimbursable under our BARDA contract and other grants compared to the prior year period.
General and Administrative Expenses
General and administrative expense was $5.7 million for the six months ended June 30, 2021, compared with $5.6 million for the six months ended June 30, 2020, an increase of $0.1 million. This increase was primarily attributable to increases of $0.4 million in administrative personnel costs and professional fees and $0.2 million in insurance costs. These increases were partially offset by a $0.5 million decrease in legal expenses.
Other income (expense), net
Other income was $10.9 million for the six months ended June 30, 2021, compared with expense of $9.0 million for the six months ended June 30, 2020, an increase of $19.9 million. The increase in other income relates primarily to the non-cash
gain of $10.9 million in the current year period compared to a non-cash
expense of $6.9 million in the prior year period, resulting from the change in fair value of our warrant liabilities at each reporting period. In addition, the prior year period had a charge to other expense of $2.2 million for issuance expenses allocated to warrants, for which there was no such expense in the current year period.
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
Since the date of our initial public offering, we have funded our operations through the sale of registered securities for gross proceeds of $257.8 million, $9.6 million from the exercise of the Class B Warrants issued in our IPO, $26.0 million from the sale of securities in private placements and the receipt of $10.4 million of grant funding.
As of June 30, 2021, we had approximately $74.7 million in cash, cash equivalents and marketable securities.
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

Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(21,504)	$(17,694)
Investing activities	$(26,482)	$(27,534)
Financing activities	$53,907	$51,863
Net cash used in operating activities
Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash
charges and changes in the components of working capital. Net cash used in operating activities for the six months ended June 30, 2021 increased by $3.8 million compared to the same period in 2020, due primarily to payment of amounts owed to our contract research and manufacturing organizations in support of the exebacase development program including our Phase 3 DISRUPT trial.
Net cash used in investing activities
Net cash used in investing activities for the six months ended June 30, 2021 and 2020 were driven by the purchases of marketable securities, less proceeds received from the maturities of marketable securities.
Net cash provided by financing activities
Net cash provided by financing activities for the six months ended June 30, 2021 resulted from the $53.8 million of net proceeds from our March 22, 2021 offering of securities and $0.1 million of proceeds from the exercise of warrants. Net cash provided by financing activities for the six months ended June 30, 2020 resulted from the $51.9 million of net proceeds from our May 27, 2020 offering of securities.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2021, we had cash, cash equivalents and marketable securities of $74.7 million. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the fair value of our cash equivalents or marketable securities. If a 10% change in interest rates were to have immediately occurred on June 30, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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
of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
Changes in Internal Control
As required by Rule
13a-15(d)
and Rule
15d-15(d)
of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no such changes during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Since inception, we have incurred significant operating losses. Our loss from operations for the six months ended June 30, 2021 was $10.2 million and our losses from operations were $28.2 million and $12.8 million for the years ended December 31, 2020 and 2019, respectively. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
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
During 2020, the novel coronavirus disease,
COVID-19,
was declared a pandemic and spread across the globe, including the United States and Europe. The outbreak and government measures taken in response had a significant impact on the economy and, to a lesser extent, both directly and indirectly, on our business. We adjusted our business operations, with a majority of our employees working remotely. Our Phase 3 DISRUPT clinical trial was also affected as a result of the
COVID-19
pandemic, as clinical sites experienced periodic delays in new patient enrollment.

The COVID-19 pandemic continues to worsen across the country as new variants circulate and the number of COVID-19 infections and hospitalizations increase rapidly. While we have been on track with our expected 2021 enrollment timelines through the period ended June 30, 2021, we are now seeing effects of the pandemic on our trial, and our most recent monthly patient enrollment rate has slowed. Efforts we take to mitigate slowed enrollment may not be effective and the progress of our study may be adversely affected. If patient enrollment is delayed for an extended period of time, our related corporate milestones, such as our planned interim futility analysis of the Phase 3 DISRUPT clinical trial, could be delayed.
As a result of the
COVID-19
pandemic, the spread of variants of the virus or another pandemic, epidemic or outbreak of an infectious disease, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

•	delays in preclinical studies due to restricted or limited operations resulting from restrictions on our on-site activities;

•	interruption or delays of our sourced discovery and clinical activities; and

•
the ability of our CROs, contract manufacturing organizations and suppliers to meet their contractual obligations in connection with the conduct of our clinical trial for our current product candidate and for any future product candidate.

The
COVID-19
pandemic continues to rapidly evolve. The extent to which the pandemic further impacts our business, results of operations and financial condition, including expenses, research and development costs, procurement of raw materials for our supply chain, and clinical trial progress, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic and future waves of infection, including the spread of variants of the virus, the availability, adoption and effectiveness of any new vaccines, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Additionally, concerns over the economic impact of
COVID-19
pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets.
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
These factors may make it difficult for us to enroll enough patients to complete our clinical trials in a timely and cost-effective manner. In addition, our Phase 3 DISRUPT clinical trial has experienced some delays in patient enrollment as a result of the
COVID-19
pandemic, as some clinical sites in high impact areas have delayed new patient enrollment as dictated by local conditions. We expect that such delays could adversely affect the expected timelines for our product development and approval process and may adversely affect our business, financial condition and results of operations. Delays in the completion of any clinical trial of our product candidates will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.
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
If any of our relationships with these CROs change or terminate, we may not be able to enter into arrangements with alternative CROs or clinical study management organizations, or be able to do so on commercially reasonable terms. Switching or adding additional CROs or other clinical study management organizations involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO or clinical study management organization commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines.

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
We do not currently have nor do we plan to build the infrastructure or capability internally to manufacture exebacase or any other product candidates. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. For example, we employ the services of Fujifilm UK to supply the active pharmaceutical ingredient for exebacase. We have not yet validated the manufacturing processes or contractually secured our commercial supplies. We do not currently have long-term supply agreements. Furthermore, the raw materials for our product candidates are sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. For example, on January 21, 2021, the President of the United States signed an executive order entitled “Executive Order on a Sustainable Public Health Supply Chain” (the “Executive Order”) which “directs immediate actions to secure supplies necessary for responding to the
COVID-19
pandemic, so that supplies are available, and remain available to the Federal Government and State, local, Tribal and territorial authorities, as well as to America’s health care workers, health systems, and patients. The DPA, which empowers the President to issue the Executive Order, allows him to direct private companies to prioritize orders from the federal government. The Executive Order directed the President’s administration to identify shortfalls in the supply of materials needed for the pandemic response, and to use the DPA to address them, if necessary. The extent to which the
COVID-19
pandemic and the invocation of the DPA impacts our ability to procure sufficient supplies for the development or manufacture of our products and product candidates will depend on the severity and duration of the spread of the virus, and any actions undertaken to contain
COVID-19
or treat its effects.
We expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	the failure of the third-party to successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA;

•
the failure of the third-party to manufacture our product candidates according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates;

•	the reduction or termination of production or deliveries by suppliers, or the raising of prices or renegotiation of terms;

•	the termination or nonrenewal of arrangements or agreements by our third-party contractors at a time that is costly or inconvenient for us;

•	the breach by the third-party contractors of our agreements with them or if the third-party otherwise does not satisfactorily perform according to the terms of the agreements between us and them;

•	the failure of third-party contractors to comply with applicable regulatory requirements;

•	the failure of the third party to manufacture our product candidates according to our specifications;

•	the mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or study drug or placebo not being properly identified;

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
If Fujifilm UK, Fujifilm USA, or any alternate supplier of an active pharmaceutical ingredient, or any supplier of finished drug product for our product candidates, experiences any significant difficulties in its respective manufacturing processes, does not comply with the terms of its agreement with us or does not devote sufficient time, energy and care to providing our manufacturing needs, we may experience delays. Moreover, as a result of the
COVID-19
pandemic, third-party manufacturers may be affected, which could disrupt their activities and, as a result, we could face difficulty sourcing key components necessary to produce supply of our product candidates. As a result, we could experience significant interruptions in the supply of our product candidates, which could impair our ability to supply our product candidates at the levels required for our clinical trials or commercialization and prevent or delay its successful development or commercialization. For example, a lot of the exebacase investigational drug product did not meet manufacturing release specifications, resulting in the delay of our Phase 2 study.
We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners, in particular Fujifilm UK and Fujifilm USA, for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.
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
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act. For example, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the entire Affordable Care Act is invalid based primarily on the fact that the Tax Cuts and Jobs Act of 2017 repealed the tax-based
shared responsibility payment imposed by the Affordable Care Act, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. In June, 2021, the U.S. Supreme Court held that Texas and other plaintiff states do not have standing to challenge the constitutionality of the Affordable Care Act’s individual mandate. However, it is also unclear how or other efforts, if any, to challenge, repeal or replace the Affordable Care Act will impact the law, or our business or financial condition.

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
Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of August 10, 2021, we have approximately 39.3 million shares of common stock outstanding, of which approximately 37.4 million shares of our outstanding common stock are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 12.4 million shares of our common stock outstanding as of August 10, 2021. Approximately 11.9 million shares of common stock underlying warrants will be freely tradable upon exercise unless held by our affiliates.
We have registered 3,031,200 shares of our common stock as of August 10, 2021 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The 2014 Plan provides that the number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.
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
EU-U.S.
Privacy Shield can no longer be used as a legal basis for transferring personal data from the European Union to the United States and the CJEU made clear that reliance on standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield) may not necessarily be a sufficient alternative. This and other recent developments are likely to require us to review and amend the legal mechanisms by which we make and/or receive personal data transfers to and from the United States. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we conduct our clinical trials and could adversely affect our business and financial results.
Further, following the United Kingdom’s withdrawal from the EU and the EEA and the end of the transition period on December 31, 2020, we will have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision, and remains under review by the Commission during this period. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. These changes may lead to additional costs and increase our overall risk exposure.
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
There can be no assurance that we will ever provide liquidity to our investors through a sale of our company
.
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

ContraFect Corporation

Date: August 13, 2021	By:	/s/ Roger J. Pomerantz, M.D., F.A.C.P.
Roger J. Pomerantz, M.D., F.A.C.P.
President and Chief Executive Officer

Date: August 13, 2021	By:	/s/ Michael Messinger
Michael Messinger
Chief Financial Officer (Principal Financial Officer)