Form 10-Q
period 2021-09-30
CONTRAFECT Corp
filed 2021-11-15
CIK 1478069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock outstanding as of November 10, 2021 was 39,332,721.

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

•	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

•	The COVID-19 pandemic or another pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

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

•
Security breaches, cybersecurity attacks, failure of our data and personal information protections and other disruptions could compromise our information and technology systems and expose us to liability, which would cause our business and reputation to suffer.

•
Our collection, control, processing, sharing, disclosure and otherwise use of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, and evolving laws concerning data privacy in the European Union (“EU”) and European Economic Area (“E.E.A”).

CONTRAFECT CORPORATION PART
I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONTRAFECT CORPORATION
Consolidated Balance Sheets
(in thousands, except share and
per-share
data)

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$20,225	$15,485
Marketable securities	43,092	27,005
Prepaid expenses and other current assets	10,556	4,165

Total current assets	73,873	46,655
Property and equipment, net	784	910
Operating lease right-of-use assets	2,614	2,811
Other assets	571	740

Total assets	$77,842	$51,116

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,964	$1,806
Accrued liabilities	6,252	3,610
Current portion of lease liabilities	654	644

Total current liabilities	9,870	6,060
Warrant liabilities	12,194	29,404
Long-term portion of lease liabilities	2,700	2,959
Other liabilities	73	73

Total liabilities	24,837	38,496
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 125,000,000 shares authorized, 39,332,721 shares and 27,810,161 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	4	3
Additional paid-in capital	309,197	252,908
Accumulated other comprehensive loss	(43)	(21)
Accumulated deficit	(256,153)	(240,270)

Total stockholders’ equity	53,005	12,620

Total liabilities and stockholders’ equity	$77,842	$51,116

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$8,664	$4,706	$24,462	$15,354
General and administrative	3,022	2,607	8,722	8,186

Total operating expenses	11,686	7,313	33,184	23,540

Loss from operations	(11,686)	(7,313)	(33,184)	(23,540)
Other income (expense):
Interest income	36	58	91	154
Other income (expense)	—	10	—	(2,165)
Change in fair value of warrant liabilities	6,358	10,689	17,210	3,800

Total other income, net	6,394	10,757	17,301	1,789

Net (loss) income	$(5,292)	$3,444	$(15,883)	$(21,751)

Basic net (loss) income per share	$(0.13)	$0.12	$(0.44)	$(1.03)

Shares used in computing basic net (loss) income per share	39,332,721	27,809,169	35,914,327	21,069,057

Diluted net (loss) income per share	$(0.13)	$(0.19)	$(0.44)	$(1.03)

Shares used in computing diluted net ( loss ) income per share	39,332,721	29,079,107	35,914,327	21,069,057

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Comprehensive
(
Loss
) Income
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(5,292)	$3,444	$(15,883)	$(21,751)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(1)	(1)	(22)	(8)

Comprehensive (loss) income	$(5,293)	$3,443	$(15,905)	$(21,759)

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	27,810,161	$3	$252,908	$(21)	$(240,270)	$12,620
Issuance of securities in registered offering	11,500,000	1	57,499	—	—	57,500
Financing cost of sale of securities	—	—	(3,703)	—	—	(3,703)
Issuance of common stock for exercise of warrants	22,560	—	110	—	—	110
Stock-based compensation	—	—	581	—	—	581
Unrealized loss on marketable securities	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(5,195)	(5,195)

Balance, March 31, 2021	39,332,721	$4	$307,395	$(29)	$(245,465)	$61,905
Stock-based compensation	—	—	938	—	—	938
Unrealized loss on marketable securities	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(5,396)	(5,396)

Balance, June 30, 2021	39,332,721	$4	$308,333	$(42)	$(250,861)	$57,434
Stock-based compensation	—	—	864	—	—	864
Unrealized loss on marketable securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(5,292)	(5,292)

Balance, September 30, 2021	39,332,721	$4	$309,197	$(43)	$(256,153)	$53,005

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	15,332,042	$2	$227,658	$—	$(212,115)	$15,545
Stock-based compensation	—	—	633	—	—	633
Unrealized gain on marketable securities	—	—	—	9	—	9
Net loss	—	—	—	—	(7,578)	(7,578)

Balance, March 31, 2020	15,332,042	$2	$228,291	$9	$(219,693)	$8,609
Issuance of securities in registered offering	11,797,752	1	21,107	—	—	21,108
Issuance of securities in private placement	674,156	—	3,000	—	—	3,000
Financing cost of sale of securities	—	—	(1,462)	—	—	(1,462)
Issuance of common stock for exercise of options	282	—	—	—	—	—
Stock-based compensation	—	—	652	—	—	652
Unrealized loss on marketable securities	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(17,617)	(17,617)

Balance, June 30, 2020	27,804,232	$3	$251,588	$(7)	$(237,310)	$14,274
Issuance of common stock for exercise of warrants	5,850	—	28	—	—	28
Stock-based compensation	—	—	652	—	—	652
Unrealized loss on marketable securities	—	—	—	(1)	—	(1)
Net income	—	—	—	—	3,444	3,444

Balance, September 30, 2020	27,810,082	$3	$252,268	$(8)	$(233,866)	$18,397

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(15,883)	$(21,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	110	126
Stock-based compensation expense	2,383	1,937
Change in fair value of warrant liabilities	(17,210)	(3,800)
Issuance costs allocated to warrants	—	2,175
Net amortization of premium on marketable securities	503	161
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current and non-current asset s	(6,260)	720
Increase (decrease) in accounts payable, accrued liabilities and other liabilities	3,800	(5,240)

Net cash used in operating activities	(32,557)	(25,672)
Cash flows from investing activities
Purchases of marketable securities	(47,644)	(47,555)
Proceeds from sales and maturities of marketable securitie s	31,034	15,303

Net cash used in investing activities	(16,610)	(32,252)
Cash flows from financing activities
Proceeds from issuance of securities	57,500	55,500
Payment of financing costs of securities sold	(3,703)	(3,637)
Proceeds from the exercise of warrants	110	29

Net cash provided by financing activities	53,907	51,892

Net increase (decrease) in cash and cash equivalents	4,740	(6,032)
Cash and cash equivalents at beginning of period	15,485	24,184

Cash and cash equivalents at end of period	$20,225	$18,152

Supplemental disclosures of cash flow information:
Issuance of warrants to purchase common stock	$—	$31,392
See accompanying notes.

CONTRAFECT CORPORATION
Notes to Unaudited Consolidated Financial Statements
September 30, 2021
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
The Company has incurred losses from operations since inception as a research and development organization and has an accumulated deficit of $256.2 million as of September 30, 2021. For the nine months ended September 30, 2021, the Company used $32.6 million of cash in operations. The Company has relied on its ability to fund its operations through public and private debt and equity financings, and, to a lesser extent, grant funding. Management believes that its existing cash, cash equivalents and marketable securities, will be sufficient to fund operations for at least 12 months from the issuance date of these financial statements. The Company expects operating losses and negative cash flows to continue at significant levels in the future as it continues its clinical trials. Transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional public or private debt and equity financings, and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances that such financing will be available to the Company on satisfactory terms, or at all.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial information as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited consolidated financial statements. The Company’s audited consolidated financial statements as of and for the year ended December 31, 2020, including all related disclosures and the complete listing of significant accounting policies as described in Note 2 thereof, are included in the Company’s Annual Report on Form
10-K
that was filed with the SEC on March 30, 2021.
In the opinion of management, the unaudited financial information as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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
The ongoing
COVID-19
pandemic has presented substantial public health challenges and is impacting the global healthcare system, including the conduct of clinical trials in the U.S. and other parts of the world. Healthcare resources, including the staff required to support the conduct of clinical trials, are being diverted away from the conduct of clinical trials other than
COVID-19
studies at hospitals serving as clinical trial sites. There are also operational impacts on local, regional and national CROs, manufacturers and other vendors and suppliers and an intermittent lack of availability of certain raw materials and consumables for manufacturing. While global infection rates have significantly reduced from their peak during 2020, new variants continue to circulate, and the number of
COVID-19
infections and hospitalizations remains elevated. Uncertainty remains as to whether additional restrictions may be implemented to address the spread of new variants.
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
Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive (loss) income in stockholders’ equity and a component of total comprehensive
(loss)
income in the consolidated statements of comprehensive
(loss)
income
,
until realized.
The fair value of these securities is based on quoted prices for identical or similar assets. The Company utilizes the specific identification method in computing realized gains and losses on sales of its marketable securities. Realized gains and losses are included in other income (expense) in the consolidated statements of operations. There were no realized gains or losses on marketable securities for the three or nine months ended September 30, 2021 or 2020. There were no marketable securities that had been in an unrealized loss position for more than 12 months as of September 30, 2021 or December 31, 2020.
The Company reviews marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than- temporary impairments of investments are recognized in the consolidated statements of operations if the Company has experienced a credit loss, has the intent to sell the marketable security, or if it is more likely than not that the Company will be required to sell the marketable security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period
.
Fair Value of Financial Instruments
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
The Company recognizes a receivable and the related reduction in its research and development expenses when the actual reimbursable costs have been incurred and there is reasonable assurance that the Company has complied with the conditions of the applicable government contract or grant agreement and the amounts will be received. The Company recognized a reduction to its research and development expense in the amount of approximately $3.7 million and $1.0 million for the three months ended September 30, 2021 and 2020 respectively, and $7.7 million and $3.4 million for the nine months ended September 30, 2021 and 2020, respectively. The receivable for government contracts and grant agreements as of September 30, 2021 and December 31, 2020 was approximately $4.4 million and $1.1 million, respectively, and is included in prepaid expenses and other current assets on the balance sheet. The Company has approximately $10.5 million of committed government contract and grant agreement funding remaining as of September 30, 2021.
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

—“Commitments.”
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
(loss)
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
3. Marketable Securities
Marketable securities at September 30, 2021 consisted of the following (in thousands):

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate Debt	$43,134	$1	$(43)	$43,092
Marketable securities at December 31, 2020 consisted of the following (in thousands):

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
Current:
Corporate debt	$27,026	$6		$(27)	$27,005
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
At September 30, 2021, the Company held 23 debt securities that individually and in total were in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2021 was approximately $38.3 million. The Company evaluated its securities for other than temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It was not more likely than not that the Company would have been required to sell the securities prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of September 30, 2021.
4. Fair Value Measurements
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurement as of September 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$14,116	$—	$—
Marketable securities	43,092	—	—
Warrant liabilities	—	—	12,194

Total	$57,208	$—	$12,194

	Fair Value Measurement as of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$12,921	$—	$—
Marketable securities	27,005
Warrant liabilities	—	—	29,404

Total	$39,926	$—	$29,404

The Company issued warrants to the purchasers of its July 27, 2016 offering (the “2016 Warrants”). The Company determined that these warrants should be classified as a liability and considered as a Level 3 financial instrument (see also Note
9
, “Capital Structure”). The 2016 Warrants were
re-measured
at each subsequent reporting period and changes in fair value was recognized in the consolidated statement of operations. The 2016 Warrants expired in accordance with their terms on July 27, 2021. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

As of December 31, 2020
Expected volatility	59.7%
Remaining contractual term (in years)	0.58
Risk-free interest rate	0.09%
Expected dividend yield	—%
The Company issued warrants to the purchasers of its July 25, 2017 offering (the “2017 Warrants”). The Company determined that these warrants should be classified as a liability and considered as a Level 3 financial instrument (see also Note
9
, “Capital Structure”). The 2017 Warrants are
re-measured
at each subsequent reporting period and changes in fair value are recognized in the consolidated statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	As of September 30, 2021	As of December 31, 2020
Expected volatility	64.1%	100.1%
Remaining contractual term (in years)	0.83	1.58
Risk-free interest rate	0.09%	0.12%
Expected dividend yield	—%	—%
The Company issued warrants to the purchasers of its May 27, 2020 registered offering of securities (the “2020 Warrants”). The Company determined that these warrants should be classified as a liability and considered as a Level 3 financial instrument (see also Note
9
, “Capital Structure”). The 2020 Warrants are
re-measured
at each subsequent reporting period and changes in fair value are recognized in the consolidated statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	As of September 30, 2021	As of December 31, 2020
Expected volatility	80.3%	111.9%
Remaining contractual term (in years)	1.67	2.42
Risk-free interest rate	0.28%	0.15%
Expected dividend yield	—%	—%

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2021 and 2020 (in thousands):
Warrant liabilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$18,552	$44,350	$29,404	$6,069
Issuance of 2020 Warrants	—	—	—	31,392
Decrease in fair value (1)	(6,358)	(10,689)	(17,210)	(3,800)

Balance at end of perio d	$12,194	$33,661	$12,194	$33,661

(1)	The change in fair values of the warrant liabilities is recorded in other income (expense) in the consolidated statement of operations.
The key inputs into the Black-Scholes option pricing model are the current per-share
value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liabilities.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid research and development costs	$4,882	$2,358
Government contract and grant agreement receivables	4,419	1,081
Prepaid insurance premiums	1,098	649
Other prepaid expenses	157	77

Total prepaid expenses and other current assets	$10,556	$4,165

6. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued research and development service fees	$3,695	$801
Accrued compensation costs	1,798	2,069
Accrued professional fees	618	456
Accrued facilities operation expenses	122	173
Other accrued liabilities	19	111

Total accrued liabilities	$6,252	$3,610

7
. Net Loss
(Income)
Per Share of Common Stock
Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding. For the three months ended September 30, 2021 and the nine months ended September 30, 2021 and 2020, the Company incurred a net loss and therefore diluted net loss per share is the same as basic net loss per share as the Company excluded certain potentially dilutive securities from the computation of diluted weighted average shares outstanding as they would have been anti-dilutive. For the three months ended September 30, 2020, the impact of the outstanding 2020 Warrants was determined to be dilutive. As a result, the Company adjusted the numerator amount used in the calculation of net (loss) income per diluted share to remove the gain associated with the change in fair value of $8,826,913. Additionally, the 1,269,938 net shares required under the treasury stock method upon exercise of the 2020 Warrants were included in the denominator in the calculation of dilutednet loss per share.
The following table sets forth the computation of basic and diluted net income (loss) per share for common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income – basic	$(5,292)	$3,444	$(15,883)	$(21,751)
Less: decrease in fair value of 2020 Warrants, net of tax	—	(8,827)	—	—

Net loss – diluted	$(5,292)	$(5,383)	$(15,883)	$(21,751)
Shares used in computing basic net (loss) income per share	39,332,721	27,809,169	35,914,327	21,069,057
Plus: dilutive effect of 2020 Warrants	—	1,270	—	—

Shares used in computing diluted net loss per share	39,332,721	29,079,107	35,914,327	21,069,057

Basic net (loss) income per share	$(0.13)	$0.12	$(0.44)	$(1.03)
Diluted net loss per share	$(0.13)	$(0.19)	$(0.44)	$(1.03)

The following table sets forth the potentially dilutive securities outstanding as of September 30, 2021 and 2020 that were excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	September 30,
	2021	2020
Options to purchase common stock	2,950,551	1,864,631
Warrants to purchase common stock	10,926,733	12,354,580

Total	13,877,284	14,219,211

8
. Commitments
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
The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

Description	September 30, 2021	December 31, 2020
Operating lease liabilities:
Current portion of lease liabilities	$654	$644
Long-term portion of lease liabilities	$2,700	$2,959
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
As of September 30, 2021, the maturities of our operating lease liabilities were as follow
s
 (in thousands):

Amount
October 1, 2021 - December 31, 2021	$171
Year ending December 31:
2022	693
2023	707
2024	721
2025	736
Thereafter	1,452

Total lease payments	4,480
Less: Present value adjustment	(1,126)

Operating lease liabilities	3,354

Lease costs under the terms of the Company’s leases for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost (1)	$154	$154	$461	$461
Variable lease costs (2)	46	43	111	89

Total lease cost	$200	$197	$572	$550

(1)	Operating lease payments included in the measurement of the Company’s lease liabilities are comprised of fixed payments according to the terms of the Company’s leases.
(2)
Variable lease payments consist of the Company’s utility costs billed by and paid to its landlord. Variable lease payments are presented as operating expenses in the Company’s Consolidated Statement of Operations in the same line item as expense arising from fixed lease payments and in net cash used in operating activities in the Company’s Statement of Cash Flows.

9
. Capital Structure
As of September 30, 2021, the Company was authorized to issue 125,000,000 shares of common stock.
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
On May 27, 2020, the Company completed an underwritten public offering of 11,797,752 shares of its common stock and warrants to purchase an additional 8,848,314 shares of its common stock at an exercise price of $4.90 per share. The public offering price was $4.45 for one share of common stock and an accompanying warrant to purchase 0.75 shares of common stock, resulting in net proceeds to the Company of approximately $48.9 million after underwriting discounts and commissions and offering expenses payable by the Company. The Company completed a concurrent private placement to Pfizer Inc. (“Pfizer”) of 674,156 shares of common stock and an accompanying warrant to purchase an additional 505,617 shares of its common stock at an exercise price of $4.90 per share (the “Pfizer Warrant”) at a price of $4.45 for one share of common stock and an accompanying warrant to purchase 0.75 shares of common stock, resulting in net proceeds to the Company of approximately $3.0 million. Warrants to purchase 22,560 shares of common stock were exercised during the nine months ended September 30, 2021 and warrants to purchase 5,850 shares of common stock were exercised during the year ended December 31, 2020.
The Company issued warrants in its 2020, 2017 and 2016 offerings. These warrants contain a fundamental transaction provision that obligates the Company to cash settle the warrants under a limited set of conditions not entirely within the Company’s control. Due to this conditional obligation, the Company determined that the 2020 Warrants, the 2017 Warrants and the 2016 Warrants should be classified as liabilities in the Company’s consolidated balance sheet. At issuance, the Company determined the fair value of the 2020 Warrants, the 2017 Warrants and 2016 Warrants to be $31.4 million, $12.4 million and $18.6 million, respectively, and reclassified these balances from stockholders’ equity to warrant liability. The fair value of these warrants is re-measured
at each reporting period and changes in fair value are recognized in the consolidated statement of operations (see Note 4, “Fair Value Measurements”). Additionally, the Company allocated approximately $2.2 million, $0.9 million and $1.6 million of issuance costs to the 2020 Warrants, the 2017 Warrants and 2016 Warrants, respectively, based on the proportion of the proceeds allocated to the fair value of the warrants. The allocated issuance costs were expensed as other expense in the Company’s consolidated statement of operations. On July 27, 2021, the 2016 Warrants expired in accordance with their terms and are no longer exercisable.
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

Dividends
The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of September 30, 2021, no dividends have been declared or paid on the Company’s common stock since inception.
Reserved for Future Issuance
The Company has reserved for future issuance the following number of shares of common stock as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Outstanding options to purchase common stock	2,950,551	1,853,841
Outstanding warrants to purchase common stock	10,926,733	12,350,293
For future issuance under the 2014 Plan	26,774	41,079

	13,904,058	14,245,213

10
. Stock Warrants
As of September 30, 2021 and December 31, 2020, the Company had warrants to purchase the underlying common stock outstanding as shown in the table below.

	September 30, 2021	December 31, 2020
2020 Warrants	8,819,904	8,842,464
2017 Warrants	1,599,645	1,599,645
2016 Warrants	—	1,400,000
Pfizer Warrant	505,617	505,617
Other warrants (1)	1,567	2,567

Warrants to purchase common stock	10,926,733	12,350,293

Weighted-average exercise price per share	$6.47	$9.14

(1)	Other warrants are comprised of warrants issued prior to the Company’s initial public offering (“IPO”), generally in exchange for services rendered to the Company.
The following table summarizes information regarding the Company’s warrants outstanding at September 30, 2021:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
≤ $10.00	9,325,521	May 27, 2023
> $10.00 ≤ $20.00	1,599,645	July 25, 2022
> $20.00	1,567	October 17, 2021 – January 5, 2022

	10,926,733

1
1
. Stock Option and Incentive Plans
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
The Company recognized compensation expense for
stock
-based compensation based on the fair value of the underlying instrument.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the nine months ended September 30, 2021, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	1,853,841	$14.33
Granted	1,227,500	4.31
Exercised	—	—
Expired	(95,978)	46.18
Forfeited	(34,812)	5.62

Options outstanding at September 30, 2021	2,950,551	9.22	8.10	$72,725

Vested and exercisable at September 30, 2021	1,324,857	13.74	6.86	$16,125

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the three months ended September 30, 2021 and 2020 was $3.93 and $5.66, respectively, and during the nine months ended September 30, 2021 and 2020 was $4.31 and $9.77, respectively. Total compensation expense recognized amounted to $0.9 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively, and $2.4 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the total remaining unrecognized compensation cost related to unvested stock options was approximately $6.7 million which will be recognized over a weighted average period of approximately 2.58 years.
The following assumptions were used to compute the fair value of stock options granted during the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk free interest rate	0.81%	0.27%	0.83%	1.15%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.12	6.12	5.99	6.03
Expected volatility	95.1%	97.4%	94.5%	94.6%
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
We have never been profitable and our operating loss for the nine months ended September 30, 2021 was $15.9 million. Our net losses were $28.2 million and $12.8 million for the years ended December 31, 2020 and 2019, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we will need additional financing to support our continuing operations. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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
The pandemic has had an impact, both directly and indirectly, on the Company. We adjusted our business operations, with a majority of our employees working remotely. We have continued to enroll patients in our Phase 3 DISRUPT superiority study of exebacase throughout the entire ongoing
COVID-19
pandemic. However, as the situation worsened across the country earlier this year with new variants circulating and the number of
COVID-19
infections and hospitalizations increased rapidly, we experienced effects on our trial, and our patient enrollment rate slowed during certain months. We continue with efforts to increase the rate of patient enrollment, such as providing additional site monitoring support and allowing patients the option of conducting certain follow-up
study visits remotely. These efforts may not be effective and the progress of the study may be adversely affected. As the pandemic continues to evolve, we will continue to evaluate the impact of variable monthly patient enrollment rates on the timing of conducting the interim futility analysis and fully completing the trial. The full extent of the impact on our business, results of operations, financial condition and liquidity, including expenses, research and development, manufacturing costs and timelines, and clinical trial progress, depends on future developments that remain highly uncertain.
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

•	employee-related expenses, including salaries, performance bonuses, benefits, travel and non-cash stock-based compensation expense;

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
To date, a large portion of our research and development work has related to the establishment of our platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and clinical testing of exebacase. We currently expect to focus the majority of our resources on the exebacase program. As our pipeline progresses, we are able to further leverage our employee and infrastructure resources across multiple development programs as well as research projects. For the three months ended September 30, 2021 and 2020, we recorded approximately $8.7 million and $4.7 million, respectively, of research and development expenses and for the nine months ended September 30, 2021 and 2020, we recorded approximately $24.5 million and $15.4 million, respectively, of research and development expenses. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories to exebacase as shown below.

The following table summarizes our research and development expenses by category for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product development	$7,842	$2,711	$19,970	$10,691
Personnel related	2,357	1,176	6,270	3,201
Professional fees	879	903	2,701	2,710
External research and licensing costs	599	340	1,357	661
Laboratory costs	433	394	1,132	1,023
Stock-based compensation	264	166	710	493
Expenses reimbursed by grants	(3,710)	(984)	(7,678)	(3,425)

Total research and development expense	$8,664	$4,706	$24,462	$15,354

The following table summarizes our research and development expenses by program for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Exebacase	$6,321	$2,646	$15,862	$10,156
CF-370	1,164	406	3,307	1,014
Other research and development	2,268	1,296	5,991	3,915
Personnel related and stock-based compensation	2,621	1,342	6,980	3,694
Expenses reimbursed by grants	(3,710)	(984)	(7,678)	(3,425)

Total research and development expense	$8,664	$4,706	$24,462	$15,354

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
During the nine-month period ended September 30, 2021, there have been no material changes to our critical accounting policies from the information provided in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on
Form 10-K
for the year ended December 31, 2020 filed by us with the SEC on March 30, 2021
.
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated (in thousands).

	Three Months Ended September 30,		Dollar Change	Nine Months Ended September 30,		Dollar Change
	2021	2020		2021	2020
Operating expenses:
Research and development	$8,664	$4,706	$3,958	$24,462	$15,354	$9,108
General and administrative	$3,022	$2,607	$415	$8,722	$8,186	$536
Other income, net	$6,394	$10,757	$(4,363)	$17,301	$1,789	$15,512
Comparison of Three Months Ended September 30, 2021 and 2020
Research and Development Expenses
Research and development expenses were $8.7 million for the three months ended September 30, 2021 compared with $4.7 million for the three months ended September 30, 2020, an increase of $4.0 million. This increase was primarily attributable to a $1.4 million increase in CRO and investigator site expenses related to the execution of the Phase 3 clinical study, a $1.3 million increase in expenditures for non-clinical
studies of exebacase,
CF-370,
CF-296
and the amurin peptides, as all programs continued to progress forward, and a $1.1 million increase in clinical development and manufacturing headcount and related personnel costs to support the ongoing development of exebacase.
General and Administrative Expenses
General and administrative expenses were $3.0 million for the three months ended September 30, 2021 compared with $2.6 million for the three months ended September 30, 2020, an increase of $0.4 million. This increase was primarily attributable to an increase of $0.6 million in administrative personnel and insurance costs. This increase was partially offset by a $0.2 million decrease in legal expenses.
Other Income, Net
Other income was $6.4 million for the three months ended September 30, 2021 compared with $10.8 million for the three months ended September 30, 2020, a decrease of $4.4 million. The decrease in other income relates primarily to the non-cash
gain of $6.3 million in the current year period compared to a non-cash
gain of $10.7 million in the prior year period, resulting from the change in fair value of our warrant liabilities in each reporting period.

Comparison of Nine Months Ended September 30, 2021 and 2020
Research and Development Expenses
Research and development expenses were $24.5 million for the nine months ended September 30, 2021 compared with $15.4 million for the nine months ended September 30, 2020, an increase of $9.1 million. This increase was primarily attributable to a $4.6 million increase in expenditures for non-clinical
studies of exebacase,
CF-370,
CF-296
and the amurin peptides, as all programs continued to progress forward, a $4.2 million increase in CRO and investigator site expenses related to the execution of the Phase 3 clinical study, and a $3.1 million increase in clinical development and manufacturing headcount and related personnel costs to support the ongoing development of exebacase. These increases were partially offset by a $2.7 million increase in expenses that are reimbursable under our BARDA contract and other grants compared to the prior year period.
General and Administrative Expenses
General and administrative expense was $8.7 million for the nine months ended September 30, 2021, compared with $8.2 million for the nine months ended September 30, 2020, an increase of $0.5 million. This increase was primarily attributable to increases of $0.7 million in administrative personnel costs and professional fees, $0.5 million in insurance costs and local tax expenses. These increases were partially offset by a $0.7 million decrease in legal expenses.
Other Income, Net
Other income was $17.3 million for the nine months ended September 30, 2021, compared with $1.8 million for the nine months ended September 30, 2020, an increase of $15.5 million. The increase in other income relates primarily to the non-cash
gain of $17.2 million in the current year period compared to a non-cash
gain of $3.8 million in the prior year period, resulting from the change in fair value of our warrant liabilities at each reporting period. In addition, the prior year period had a charge to other expense of $2.2 million for issuance expenses allocated to warrants, for which there was no such expense in the current year period.
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
Since the date of our initial public offering, we have funded our operations through the sale of registered securities for gross proceeds of $257.8 million, $9.6 million from the exercise of the Class B Warrants issued in our IPO, $26.0 million from the sale of securities in private placements and the receipt of $13.1 million of grant funding.
As of September 30, 2021, we had approximately $63.3 million in cash, cash equivalents and marketable securities.
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

Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(32,557)	$(25,672)
Investing activities	$(16,610)	$(32,252)
Financing activities	$53,907	$51,892
Net cash used in operating activities
Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash
charges and changes in the components of working capital. Net cash used in operating activities for the nine months ended September 30, 2021 increased by $6.9 million compared to the same period in 2020, due primarily to payment of amounts owed to our contract research and manufacturing organizations in support of the exebacase development program including our Phase 3 DISRUPT trial.
Net cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 were driven by the purchases of marketable securities, less proceeds received from the maturities of marketable securities.
Net cash provided by financing activities
Net cash provided by financing activities for the nine months ended September 30, 2021 resulted from the $53.8 million of net proceeds from our March 22, 2021 offering of securities and $0.1 million of proceeds from the exercise of warrants. Net cash provided by financing activities for the nine months ended September 30, 2020 resulted from the $51.9 million of net proceeds from our May 27, 2020 offering of securities.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $63.3 million. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the fair value of our cash equivalents or marketable securities. If a 10% change in interest rates were to have immediately occurred on September 30, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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
of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.
Changes in Internal Control
As required by Rule
13a-15(d)
and Rule
15d-15(d)
of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no such changes during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Since inception, we have incurred significant operating losses. Our loss from operations for the nine months ended September 30, 2021 was $15.9 million and our losses from operations were $28.2 million and $12.8 million for the years ended December 31, 2020 and 2019, respectively. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
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
The outbreak and government measures taken in response to the ongoing COVID-19 pandemic had a significant impact on the economy and, to a lesser extent, both directly and indirectly, on our business. We adjusted our business operations, with a majority of our employees working remotely. Our Phase 3 DISRUPT clinical trial was also affected as a result of the
COVID-19
pandemic, as clinical sites experienced periodic delays in new patient enrollment.
The
COVID-19
pandemic worsened across the country earlier this year as new variants circulate and the number of
COVID-19
infections and hospitalizations increased rapidly. We are seeing effects of the pandemic on our trial with our patient enrollment rate slowed during certain months. Efforts we take to mitigate slowed enrollment may not be effective and the progress of our study may be adversely affected. If patient enrollment is delayed during future months, our related corporate milestones, such as our planned interim futility analysis of the Phase 3 DISRUPT clinical trial, could be further delayed.
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

The
COVID-19
pandemic continues to rapidly evolve. The extent to which the pandemic further impacts our business, results of operations and financial condition, including expenses, research and development costs, procurement of raw materials for our supply chain, and clinical trial progress, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic and future waves of infection, including the spread of variants of the virus, the availability, adoption and effectiveness of vaccines and treatments, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Additionally, concerns over the economic impact of
COVID-19
pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets.
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
Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of November 10, 2021, we have approximately 39.3 million shares of common stock outstanding, of which approximately 37.4 million shares of our outstanding common stock are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 10.9 million shares of our common stock outstanding as of November 10, 2021. Approximately 10.4 million shares of common stock underlying warrants will be freely tradable upon exercise unless held by our affiliates.

We have registered 3,031,200 shares of our common stock as of November 10, 2021 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The 2014 Plan provides that the number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of ContraFect Corporation, dated August 1, 2014, and Certificate of Amendment, dated May 9, 2016, Certificate of Amendment dated May 2, 2017, and Certificate of Amendment dated February 3, 2020 (incorporated by reference to Exhibit 3.1 of the Company’ Form 10-K (File No. 001-36577) filed with the SEC on March 18, 2020)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q (File No. 001-36577) filed with the SEC on November 13, 2020)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContraFect Corporation

Date: November 15, 2021	By:	/s/ Roger J. Pomerantz, M.D., F.A.C.P.
Roger J. Pomerantz, M.D., F.A.C.P.
President and Chief Executive Officer

Date: November 15, 2021	By:	/s/ Michael Messinger
Michael Messinger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)