Form 10-K
period 2021-12-31
CONTRAFECT Corp
filed 2022-03-25
CIK 1478069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:
001-36577

ContraFect Corporation
(Exact name of registrant as specified in its charter)

Delaware	39-2072586
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

28 Wells Avenue, 3 rd Floor Yonkers, NY	10701
(Address of principal executive offices)	(Zip Code)
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
12b-2
of the Act).    Yes  ☐    No  ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates
of the registrant was approximately $173.1 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market on June 30, 2021 of $4.40 per share.
As of March 1
7
, 2022, there were 39,332,721 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form
10-K.

Auditor Firm Id: 00042	Auditor Name: Ernst & Young, LLP	Auditor Location: Hartford, Connecticut

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
FORWARD LOOKING STATEMENTS
The information in this Annual Report on Form
10-K
contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, our ability to continue as a going concern, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “targets”, “may”, “plans”, “projects”, “potential”, “will”, “would”, “could” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All such forward-looking statements involve significant risks and uncertainties, including, but not limited to, statements regarding:

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

•	the rate and degree of market acceptance of our product candidates and our expectations regarding the size of the commercial markets for our product candidates;

•	our future marketing and sales programs;

•	the effect of competition and proprietary rights of third parties;

•	our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern;

•	the availability of and our ability to obtain additional financing;

•	the effects of existing and future federal, state and foreign regulations;

•	the seeking of joint development, licensing or distribution and collaboration and marketing arrangements with third parties; and

•	the period of time for which our existing cash and cash equivalents will enable us to fund our operations.

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

•	We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

•	Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

•	We currently have no source of product revenue and have not yet generated any revenues from product sales.

•
We have a need for substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

•	If BARDA were to eliminate, reduce, or delay funding for our BARDA Contract, we would experience a negative impact on our programs associated with such funding.

•	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

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

•
If clinical trials of exebacase or any other product candidate that we develop fail to demonstrate safety and efficacy, or the manufacturing for the commercial supply of exebacase drug substance or drug product fails to demonstrate robustness, stability, purity and potency to the satisfaction of the FDA or similar international regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete the development and commercialization of exebacase or any other product candidate.

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

•
We rely on contract manufacturing organizations (“CMOs”) to manufacture clinical and commercial supplies of our product candidates. In addition to the risks associated with the manufacture of our product candidates, which could include cost overruns, new impurities, difficulties in process or formulation development, scaling up or reproducing manufacturing processes and lack of timely availability of raw materials, if these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining, or may ultimately not be able to obtain, regulatory approval for commercialization of exebacase or any other product candidates.

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

•
Our collection, control, processing, sharing, disclosure and otherwise use of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, and evolving laws concerning data privacy in the European Union (“EU”) and European Economic Area (“E.E.A.”).

v

Item 1.	Business
We are a late clinical-stage biotechnology company focused on the discovery and development of direct lytic agents (“DLAs”), including lysins and amurin peptides, as new medical modalities for the treatment of life-threatening, antibiotic-resistant infections. We believe DLAs are fundamentally different than antibiotics and offer a potential paradigm shift in the treatment of antibiotic-resistant infections. According to one of the most recent and comprehensive reports on the global burden of bacterial antimicrobial resistance (“AMR”), there were an estimated 4.95 million deaths associated with bacterial AMR in 2019, including 1.27 million deaths directly attributable to bacterial AMR. The six leading pathogens for deaths associated with resistance (
Escherichia coli (“E. coli”)
,
Staphylococcus aureus (“S. aureus”)
,
Klebsiella pneumoniae (“K. pneumoniae”)
,
Streptococcus pneumoniae
,
Acinetobacter baumannii (“A. baumannii”)
, and
Pseudomonas aeruginosa
(“
P. aeruginosa
”)) were responsible for 929,000 deaths. Only one pathogen–drug combination, methicillin-resistant
S. aureus
(“MRSA”), caused more than 100,000 deaths in 2019.
Our lead DLA product candidate, exebacase, was granted Breakthrough Therapy designation for the treatment of MRSA bloodstream infections (bacteremia), including right-sided endocarditis, when used in addition to standard-of-care
(“SOC”) anti-staphylococcal antibiotics in adult patients, by the U.S. Food and Drug Administration (“FDA”) in February 2020 and is currently being studied in an ongoing Phase 3 superiority design study. In addition to bacteremia,
S. aureus
is also a common cause of pneumonia and osteomyelitis as well as biofilm-associated infections of heart valves (endocarditis), prosthetic joints, indwelling devices and catheters. These infections result in significant morbidity and mortality despite currently available antibiotic therapies.
Our next product candidate,
CF-370,
is designed to target a range of gram-negative bacteria including
P. aeruginosa
and has demonstrated potent
in vivo
activity against extensively drug-resistant (“XDR”) strains.
P. aeruginosa
is a major cause of morbidity and mortality in patients with hospital-acquired or ventilator-associated pneumonia and a major medical challenge for cystic fibrosis patients with chronic lung infections.
CF-370
has also shown promising activity against
E. coli
,
K. pneumoniae
and
A. baumannii
in
in vitro
studies.
Lysins are recombinantly-produced enzymes, that when applied to bacteria cleave a key component of the target bacteria’s peptidoglycan cell wall, resulting in rapid bacterial cell death. In addition to the speed of action and potent cidality, we believe lysins are differentiated by their other hallmark features, which include the demonstrated ability to eradicate biofilms and synergistically boost the efficacy of conventional antibiotics in animal models. Amurin peptides are a new class of DLAs, discovered in our laboratories, which disrupt the outer membrane of gram-negative bacteria, resulting in rapid bacterial cell death, offering a distinct mechanism of action from lysins. Amurins have a potent, broad spectrum of in vitro
activity against a wide range of gram-negative pathogens, including deadly, drug-resistant
P. aeruginosa
,
K. pneumoniae, E. coli, A. baumannii
and
Enterobacter cloacae
bacteria species as well as difficult to treat pathogens such as
Stenotrophomonas,
Achromobacter
and some
Burkholderia
species. The highly differentiated properties of DLAs underscore their potential use in addition to antibiotics with the goal of improving clinical outcomes compared to antibiotics alone. The development of DLAs involves a novel clinical and regulatory strategy, using superiority design clinical trials with the goal of delivering significantly improved clinical outcomes for patients with serious, antibiotic-resistant bacterial infections, including biofilm-associated infections. We believe this approach affords potential clinical benefits to patients as well as the potential ability to mitigate against further development of antibiotic resistance.
In December 2019, we initiated the Phase 3 DISRUPT (Direct Lysis of
S. aureus
Resistant Pathogen Trial) superiority design study of exebacase. The DISRUPT study is a randomized, double-blind, placebo-controlled Phase 3 clinical trial conducted in the U.S. alone to assess the efficacy and safety of exebacase in approximately 350 adult and adolescent patients with complicated
S. aureus
bacteremia, including right-sided endocarditis. Patients entering the study will be randomized 2:1 to either exebacase or placebo, with all patients receiving SOC antistaphylococcal antibiotics. The primary efficacy endpoint of the study is clinical response at Day 14 in patients with MRSA bacteremia, including right-sided endocarditis. Secondary endpoints include clinical response at Day 14 in the All
S. aureus
patient group (MRSA and methicillin-sensitive
S. aureus
(“MSSA”)),
30-day
all-cause
mortality in MRSA patients, and clinical response at later timepoints. We will also evaluate the impact of treatment with exebacase on health resource utilization, including hospital length of stay, ICU length of stay and
30-day
readmission rates. We plan to conduct an interim futility analysis following the enrollment of approximately 60% of the MRSA population (the primary endpoint study population). We obtained feedback from the U.S. Food and Drug Administration (“FDA”) regarding the Phase 3 study protocol at an
End-of-Phase
2 meeting with the FDA in September 2019, including the key design features of the study population, the endpoints and the size of the safety database that would be needed to support submission of a Biologics License Application (“BLA”) for approval of exebacase.
We completed a Phase 2 superiority design study of exebacase that evaluated its safety, tolerability, efficacy and pharmacokinetics (“PK”) when used in addition to SOC antibiotics compared to SOC antibiotics alone for the treatment of
S. aureus
bacteremia, including endocarditis in adult patients. The results from this study showed clinically meaningful improvement in clinical responder rates among patients treated with exebacase in addition to SOC antibiotics compared to SOC antibiotics alone. In the primary efficacy analysis population of 116 patients with documented
S. aureus
bacteremia, including endocarditis, who received a single intravenous (“IV”) infusion of blinded study drug, the clinical responder rate at Day 14 was 70.4% for patients treated with exebacase and 60.0% for patients dosed with SOC antibiotics alone (p=0.314).
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
S. aureus
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
We take this mandate very seriously and have focused our research and discovery efforts on those pathogens that are considered to be urgent or serious threats to global health by the CDC or considered critical priority by the WHO. In particular, species of bacteria that are part of the ESKAPE pathogens (
E
nterococcus faecium,
S
taphylococcus aureus,
K
lebsiella pneumoniae,
A
cinetobacter baumannii,
P
seudomonas aeruginosa,
and
E
nterobacter species
) are urgent or serious threats, and are also the leading causes of hospital acquired infections throughout the world. We believe that our DLA product candidates, if successfully developed and approved, will be highly complementary to conventional antibiotics in addressing these infections. We aim to improve outcomes in patient with these life-threatening bacterial infections through use of our DLA candidates developed from our novel lysin and amurin platforms.
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
S. aureus
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
In addition, we have entered into two funding agreements with the Cystic Fibrosis Foundation to investigate the potential utility of DLAs against resistant gram-negative pathogens which afflict Cystic Fibrosis (“CF”) patients. The first agreement provided funding for the assessment of the in vitro
activity of
CF-370
and amurin peptides against bacterial specimens obtained from CF patients at different stages of disease. The second agreement will provide funding for assessing the in vitro
and
in vivo
activity of exebacase against
S. aureus
isolates obtained from CF patients. If we obtain supportive data, we plan to evaluate potential future clinical development of DLA product candidates for the treatment of exacerbations in CF lung disease.
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

Our Strategy
Our strategy is to use our novel, highly differentiated therapeutic DLAs, if approved, to achieve a leading market position in the treatment of life-threatening infectious diseases, including those caused by antibiotic-

resistant pathogens. We plan to pursue commercialization of therapeutic products through discovery, acquisition and development as follows:

•
Advance exebacase through Phase 3 clinical development and demonstrate superiority of our therapeutic candidate used in addition to SOC antibiotics over SOC antibiotics alone for the treatment of
S. aureus
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

•	Evaluate exebacase for potential efficacy in additional proposed indications, including as a treatment for chronic PJIs;

•	Advance additional product candidates from our portfolio, including CF-370 and other direct lytic agents targeting gram-negative bacteria, to clinical development as rapidly as possible;

•	Acquire additional technologies that enable the efficient discovery of anti-infective agents;

•	Acquire clinical stage therapies that treat infectious diseases through unique mechanisms of action; and

•	Establish collaborations to further develop and commercialize our product candidates.
Our Lead Program: Exebacase
(CF-301)
Medical Opportunity
S. aureus
bacteremia is a serious bacterial infection associated with high morbidity and mortality. In the U.S. alone, there are approximately 200,000 hospitalizations for
S. aureus
bacteremia annually. Mortality rates from this bloodstream infection have been reported as ranging from
20-40%
despite conventional antibiotics. The last new agent for
S. aureus
bacteremia and right-sided endocarditis, daptomycin, was approved over 13 years ago based on non-inferiority
to vancomycin (approved in 1958) with clinical cure rates of less than 50% in the Phase 3 study that led to its approval.
S. aureus
bacteremia can lead to infectious endocarditis, a serious infection affecting the heart valves. The incidence of infective endocarditis in the U.S. has increased over the past decade and is likely due to the growth of the at-risk
populations, such as older, diabetic and hemodialysis patients.
S. aureus
endocarditis remains difficult to treat with current standard of care antibiotics. One reason for this is biofilm formation which prevents antibiotics from eradicating the bacteria, leading to the need for long courses of antibiotic therapy, which are often unsuccessful and necessitate surgery to eradicate bacteria from infected heart valves. Mortality attributed to
S.
 aureus
bacteremia is higher when the infection is caused by MRSA as compared to methicillin-susceptible
S. aureus
(“MSSA”). MRSA is considered a serious threat to global health by the CDC and a high priority threat by the WHO. Emerging resistance to conventional antibiotics such as vancomycin and daptomycin, which are used to treat MSSA and MRSA, represents an additional serious threat which may have serious consequences in terms of increasing morbidity, mortality and health care utilization.
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
S. aureus
including biofilm-related infections in prosthetic joints and indwelling devices, as well as pneumonia and osteomyelitis.

Clinical Studies
Phase 3 DISRUPT Clinical Study
We are conducting a multi-center Phase 3 clinical study of exebacase for the treatment of
S. aureus
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
S. aureus
patient group (MRSA and MSSA),
30-day
all-cause
mortality in MRSA patients, and clinical response at Day 30 and Day 60 in both the MRSA and the All
S. aureus
patient groups. A summary of the statistical parameters of the key efficacy endpoints is shown in Table 1 below.
Table 1

	Primary Efficacy Endpoint: Clinical Response at Day 14 (MRSA Patients)	Secondary Efficacy Endpoint: Clinical Response at Day 14 (All S. aureus Patients)	Secondary Efficacy Endpoint: Mortality (MRSA Patients)
Target difference	28% increase over SOC antibiotics alone	16% increase over SOC antibiotics alone	17% decrease from SOC antibiotics alone
Power	86%	83%	80%
Sample size	135 patients	339 patients	135 patients
Clinical response is defined by objective clinical response criteria including (1) resolution of signs and symptoms attributable to
S. aureus
bacteremia/right-sided endocarditis (“SAB/RIE”) that were present at baseline, (2) no new signs and symptoms attributable to SAB/RIE, (3) no new complications of SAB/RIE (e.g. no development of a new foci of
S. aureus
infection after Day 7 and no septic emboli), (4) no changes in anti-staphylococcal antibiotics after treatment with study drug due to persistence, worsening or recurrence of signs or symptoms of SAB/RIE, (5) Blood culture(s) negative for
S. aureus
by Day 14 and (6) the patient is alive. Clinical response will be determined by an independent, blinded clinical adjudication committee.
We will evaluate the impact of treatment with exebacase on health resource utilization, including length of hospital stay, length of stay in the intensive care unit and
30-day
readmission rates for both
all-cause
and
S. aureus
infection readmissions. The independent Data Safety Monitoring Board (“DSMB”) will review data from an interim futility analysis after approximately 60% of the MRSA population (the primary endpoint study population) completes the Day 14 primary endpoint study visit.
Based on feedback from our
End-of-Phase
2 meeting with the FDA, including the advancement of exebacase under the streamlined development pathway, we believe that this single confirmatory Phase 3 clinical trial evaluating the superiority of exebacase used in addition to SOC antibiotics compared to SOC antibiotics alone for the treatment of
S. aureus
bacteremia, including right-sided endocarditis, if the results are positive, together with the full package of Phase 1 and Phase 2 clinical data, along with a robust non-clinical
and PK/PD data package, will be sufficient to support a biologics license application (“BLA”) submission. If the Phase 3 study demonstrates superiority of exebacase, used in addition to SOC antibiotics as compared to antibiotics alone, we would seek inclusion of a superiority claim in the product labeling, which we believe would be highly differentiated from conventional antibiotics and would lead to rapid uptake by providers and favorable reimbursements from payors.
Phase 2 Clinical Study
We completed a multi-national Phase 2 clinical study of exebacase for the treatment of
S. aureus
bacteremia, including endocarditis, caused by MRSA or MSSA. This randomized, double-blind, placebo-

controlled study compared the efficacy, safety and tolerability of exebacase used in addition to SOC antibiotics to SOC antibiotics alone. The study enrolled 121 patients randomized 3:2 to receive either a single dose of exebacase administered as a
2-hour
IV infusion in addition to SOC antibiotics or placebo plus SOC antibiotics. The primary efficacy analysis population (also known as the microbiological intent-to-treat
population, or “mITT”) consisted of 116 patients with confirmed
S. aureus
infection based on blood culture who received study drug, of which 71 patients received exebacase and 45 patients received placebo. All patients were treated with SOC antibiotics as prescribed by the study investigators, consisting of vancomycin or daptomycin for MRSA and a semi-synthetic penicillin or first-generation cephalosporin for MSSA, prescribed in accordance with treatment guidelines, accepted medical practice and the study protocol. The majority of patients were enrolled in the U.S. (79.3%) with the remainder of patient enrolled from sites in Europe, Latin America, Russia and Israel. A total of 38.8% of exebacase-treated and 35.5% of placebo patients, respectively, had a MRSA infection. The majority of patients in both treatment groups had bacteremia, 77.5% of the exebacase-treated group and 86.7% of the placebo group. Final diagnosis was determined by an independent, blinded clinical adjudication committee.
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
S. aureus
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
S. aureus
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
S. aureus
bacteria harbored within the biofilms. Hence, surgical removal of infected tissue, catheters, prosthetic joints and other indwelling devices containing
S. aureus
biofilms is generally required to eradicate the infections.

•
Rapid, potent and selective bactericidal activity
.
In vitro
, exebacase kills
S. aureus
bacteria within seconds, thereby exerting a bactericidal effect, defined as a
3-log
(99.9%) drop in colony forming units (“CFU”) per mL, within about 30 minutes. Exebacase has exhibited potent antibacterial activity against
S. aureus
strains that are sensitive to methicillin as well as strains resistant to methicillin, vancomycin, daptomycin, or linezolid. Exebacase is highly targeted against staphylococcal
and some
streptococcal
species, with no demonstrable activity against gram negative organisms
.
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
S. aureus
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

We believe exebacase has other competitive advantages as well, including:

•
No direct competition.
Vancomycin and daptomycin are the only two antibiotics with label indications in the U.S. for the treatment of MRSA bacteremia, including right-sided endocarditis. Daptomycin, the most recently FDA approved drug for this indication, was approved in 2005. Clinical cure rates at the test of cure visit in the Phase 3 non-inferiority
study which led to daptomycin’s approval were less than 50% for both daptomycin and the standard of care comparator. Exebacase has been shown to act synergistically with both daptomycin and vancomycin to improve eradication of
S. aureus
in animal studies of
S. aureus
endocarditis conducted in different species. As such exebacase is intended to be used in addition to, not as a replacement for, SOC antibiotics. No other agents have been shown to provide improved outcomes over SOC antibiotics.

•
Patent protection.
Our issued patent with composition of matter claims and issued patent with method claims for killing
S. aureus
stains both provide protection through 2032, our issued patent with method claims for disrupting or treating biofilm provides protection until 2033 and additional patents, if issued as we expect, could provide further protection beyond 2033.

Eradication of Antibiotic-Resistant Biofilms
Biofilm formation is a common characteristic of certain pathogenic bacteria such as
S. aureus
and
P. aeruginosa
and represents a major therapeutic challenge. Biofilms are characterized by densely packed bacterial cells that grow in communities and are enclosed within a complex matrix of dead bacteria and excess cell wall components. Bacteria harbored within biofilms exhibit significant tolerance to conventional antibiotics and can be up to
1,000-fold
less susceptible than planktonic (or, free-floating) bacteria. Infected human tissues, such as the heart valve in endocarditis or bone in osteomyelitis, and the abiotic surfaces of indwelling medical devices, such as central venous catheters, prosthetic joints and cardiac devices are common sites for biofilm formation in the setting of systemic
S. aureus
infections. Because conventional antibiotics are relatively ineffective at penetrating biofilms, long courses of antibiotics are generally required and are often unsuccessful, necessitating surgery (e.g., heart valve or prosthetic joint removal and replacement to eradicate the infection). There is a significant unmet medical need for novel treatment strategies to eradicate biofilms, as there are no medical products currently indicated for, or effective in, the eradication of biofilms.
Because exebacase disrupts the cell wall of
S. aureus
bacteria by enzymatic lysis, we expected exebacase to be highly active against biofilms and we have performed an extensive battery of studies to profile exebacase’s activity against
S. aureus
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
S. aureus
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
S. aureus
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
S. aureus
bacteria in tests on 62 strains (20 MSSA and 42 MRSA strains) by
3-logs within
30 minutes. In contrast, daptomycin required six hours to achieve the same level of cell killing, while vancomycin failed to achieve a
2-log,
or 99%, cell kill during the same
six-hour
test period. The rapid bactericidal activity of exebacase is one of the important reasons that we believe it could be a highly desirable therapeutic option, if approved, for the treatment of
S. aureus
infections.
Exebacase has been
bactericidal against all
S. aureus
isolates tested to date, regardless of their antibiotic-resistance profile. We have tested over 250 different drug sensitive and resistant isolates of
S. aureus
. The isolates tested can be classified by the particular drugs to which they are sensitive or resistant, including MSSA, MRSA, VRSA, linezolid-resistant (“LRSA”) and daptomycin-resistant (“DRSA”)
S. aureus
. Exebacase was shown to be active against all the strains tested. Our Standard Bacteremia Model utilizes animals infected with 10 million (10
7
) CFU of MRSA and treated 3 hours later with various doses of therapy or buffer. In this model, exebacase produced a dose-dependent increase in survival rates, with mice receiving at least 0.5 mg/kg of exebacase having demonstrated at least 90% survival, whereas doses below 0.5 mg/kg resulted in lower survival.
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
To test and demonstrate this synergy
in vivo
, we developed the Drug Failure Bacteremia Model where exebacase could be tested in combination with a SOC antibiotic. The Drug Failure Bacteremia Model utilizes an extremely high infection burden of one billion (10
9
) CFU. This produces such an overwhelming infection in the animals such that SOC antibiotics used as monotherapies at their human equivalent doses failed to produce significant cure rates. We tested daptomycin, vancomycin and oxacillin in this model. We then adjusted the dose of exebacase so that monotherapy with exebacase would also fail to have significant cure rates under these intense infection conditions. To test and demonstrate whether the synergy that we had observed in vitro
between exebacase and SOC antibiotics would lead to improved efficacy in vivo
, we then treated groups of animals in the Drug Failure Bacteremia Model with the drugs as monotherapies and also in combination to evaluate if there was an improvement in efficacy.
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
S. aureus
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
We have studied the
in vivo
activity of
CF-370
against
P. aeruginosa
in a rabbit pneumonia model.
CF-370
was well-tolerated and conferred a survival advantage to animals with 100% of animals receiving
CF-370
surviving, compared to only 40% survival among vehicle control animals. In animals receiving either meropenem or
CF-370
alone, the mean bacterial lung counts decreased by
1.5-2log
10
CFU/g versus pretreatment or vehicle-treated controls (p ≤ 0.0016).
CF-370
(10 mg/kg) in addition to meropenem was synergistic, with bacterial counts in all target tissues decreasing by an additional 2log
10
CFU/g versus meropenem or
CF-370
alone (p ≤ 0.02).
We have also studied
CF-370
against
P. aeruginosa
in the rabbit infective endocarditis model.
CF-370
was well-tolerated and in the analysis of the right ventricle, the primary target organ of the study where cardiac vegetations and dense biofilms were present, three days of
CF-370
dosing at 10 mg/kg in addition to meropenem was synergistic, providing >2log
10
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
CARB-X
in support of the advancement of
CF-370
toward Phase 1 clinical trials.
Lysin Discovery Platform
The main objective of our lysin discovery platform has been to bring forth a portfolio of lysins that selectively target the largest threats of resistant bacteria, commonly referred to as the ESKAPE pathogens (
E
nterococcus faecium,
S
taphylococcus aureus,
K
lebsiella pneumoniae,
A
cinetobacter baumannii,
P
seudomonas aeruginosa, and
E
nterobacter species
), which are the leading causes of hospital acquired infections throughout the world.

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
For the functional metagenomic work that we perform, environmental genes are expressed in a recombinant format in a standard host organism (i.e.,
Escherichia coli
) and cells are monitored for the acquisition of a desired phenotype. We can vary both the source of environmental DNA and the way we monitor for desired phenotypes to focus only on environmental populations enriched for bacteriophage lysins that can actively kill a pathogen of interest. We sample various DNA sources including viral, prophage, and pathogen-amplified viral metagenomics. Multiple methods for both DNA library construction and for functional screening are used in parallel in order to maximize lysin identification.
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
P. aeruginosa
.
CF-370
has been engineered to bypass the outer membrane of the bacteria and to enable potent activity in human serum. We will continue to pursue new lysins that target other gram-negative pathogens, such as the
Enterobacteriaceae
family of bacteria.

Enterobacteriaceae
The
Enterobacteriaceae
family
of gram-negative bacteria
includes
Klebsiella pneumoniae
(“
K. pneumoniae
”),
Enterobacter species
(“
Enterobacter”
e.g. Enterobacter cloacae) and
Escherichia coli
(“
E. coli
”), all of which can cause serious, life-threatening infections, and have demonstrated concerning resistance patterns.

•
K. pneumoniae
are common causes of serious, potentially life-threatening invasive infections (e.g. pneumonia, complicated urinary tract, intra-abdominal infections) in hospital settings, particularly in intensive care units and among vulnerable patients with impaired immune systems, diabetes or alcohol-use
disorders. The mortality rates for hospital-acquired pneumonia due to
K. pneumonia
e can exceed 50% in vulnerable patients.

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
Klebsiella pneumoniae
carbapenemase (“KPC”) and New Delhi Metallo-beta-lactamase (“NDM”) are two such enzymes that break down carbapenems and make them ineffective. Both of these enzymes have also been reported in
P. aeruginosa
. CRE infections typically occur in hospitals, nursing homes, and other healthcare settings. Patients who require devices like ventilators (breathing machines), urinary (bladder) catheters, or intravenous (vein) catheters, and/or patients who are taking long courses of certain antibiotics are most at risk for CRE infections. Some CRE bacteria have become resistant to most available antibiotics, are very difficult to treat, and can lead to death in up to 50% of patients who become infected.
We believe that lysins which target
K. pneumoniae
,
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
Amurin Discovery Program
Amurin peptides are a class of novel, phage-derived lytic agents discovered in our laboratories. In preclinical studies, amurin peptides have shown some features common to lysins, including potent bacteriocidality, including antibiotic-resistant strains, the ability to clear biofilms and synergize with conventional antibiotics. However, amurin peptides are further differentiated in their potential ability to exert these actions on the full range of gram-negative ESKAPE pathogens, as well as a range of additional, serious and difficult to treat gram-negative bacteria, including some strains of
Burkholderia
and
Stenotrophomonas
, in the context of human serum, without apparent ‘off target’ effects against gram-negatives. As such, amurin peptides have shown a highly differentiated spectrum of action, and we believe, if successfully developed, would be extremely well suited as potential treatments for patients suffering from polymicrobial gram-negative infections, such as cystic fibrosis, ventilator-associated pneumonia, intra-abdominal infections, and serious burns or certain chronic wound infections. Given their powerful in vitro
activity against a broad range of resistant pathogens, as shown in Table 5 below, we believe that amurin peptides have the potential to become a powerful addition to our armamentarium against strains of gram-negative pathogens which have extreme- or pan-
drug resistance to all or almost all currently available antibiotics.
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
Similar to the pilot study performed with exebacase, we evaluated the ability of one of our lead amurins, AM1, to eradicate
Stenotrophomonas maltophilia
biofilms from the inside of hemodialysis catheters removed from infected patients. The endpoint of the model was a reduction in the amount of bacteria (measured in CFUs) in sections of the catheters treated with amurin AM1 compared to a control group (sections with no treatment) and sections treated with clinically relevant concentrations of meropenem. Treatment with amurin AM1 resulted in the reduction in the amount of bacteria below the limit of detection, 0.7 log
10
CFU/g, while both the control

groups and sections treated with meropenem had CFU counts >3.0 log
10
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
Our DLA portfolio consists of twenty-seven (27) U.S. patents, one-hundred
and
fifty-two
(152) issued foreign patents and two hundred and
thirty-six
(236) pending U.S. and international patent applications that we have licensed from Rockefeller and/or developed in-house.
Our patents and patent applications include those that are directed to compositions and methods for the treatment of infections caused by Gram-positive bacteria (Group B
Streptococci, S. aureus, Streptococcus pneumonia, Bacillus anthracis
(anthrax)
, Enterococcus faecalis
and
Enterococcus faecium
) and infections caused by Gram-negative bacteria (
P. aeruginosa, K. pneumoniae
,
Enterobacter cloacae
and
E. coli)
. If patents are granted on our patent applications, which include certain patent applications related to exebacase,
CF-296
and the Gram-negative lysins, they would expire between 2029 and 2042.
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

•
On September 23, 2010, we entered into a license agreement for the worldwide, exclusive right to develop, make, have made, use, import, lease and sell, and offer for sale products that would otherwise infringe or fall within the scope of a claim of the suite of patents and patent applications covering the composition of matter for eight individual lysin molecules for the treatment and prevention of diseases caused by gram-positive bacteria. The lysins in this suite have activity against Group B
Streptococci
,
S. aureus
,
Streptococcus pneumonia
,
Bacillus anthracis
,
Enterococcus faecalis
and
Enterococcus faecium
.

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
Exebacase is a potential
first-in-class
drug candidate and we believe it is the first lysin to enter human clinical trials in the U.S. We believe there is currently no clinical competitor to exebacase, which is highly differentiated from conventional antibiotics by at least six attributes that no single antibiotic possesses, including: (1) a novel mechanism of action, (2) specificity for a target bacteria (only
S. aureus
), (3) rapid speed of action, (4) activity across all drug-sensitive and drug-resistant strains of the target bacteria (including MRSA, VRSA and DRSA), (5) the ability to eradicate biofilms, and (6) synergy with antibiotics.
S. aureus
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
S. aureus
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
S. aureus
infections from iNtRon Biotechnology, Inc., (“iNtRon”), Aridis Pharmaceuticals, Inc. (“Aridis”), MedImmune (a subsidiary of AstraZenenca plc), XBiotech, Inc (“XBiotech”) and Genentech, Inc. (“Genentech”). Aridis is studying
AR-301,
a monoclonal antibody, in
S. aureus
pneumonia, not bacteremia. MedImmune has been studying MEDI-4893, a monoclonal antibody, for the prevention of
S. aureus
pneumonia in a Phase 2 study since 2014. XBiotech is planning to study 514G3, a monoclonal antibody, for the prevention of
S. aureus
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
S. aureus
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
Manufacturing
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical or clinical manufacturing, testing, as well as for commercial manufacture of any products that we may commercialize. Prior to 2021, we employed the services of Fujifilm Diosynth Biotechnologies UK LTD (“Fujifilm UK”) to supply the drug substance for exebacase. In the fourth quarter of 2020, we were notified by Fujifilm UK that they experienced equipment failures that would impact their manufacturing timelines. To mitigate this delay, Fujifilm UK has proposed the transition of the exebacase manufacturing process to Fujifilm Diosynth Biotechnologies USA Inc. (“Fujifilm USA”). We have successfully transferred the manufacturing process and expect to complete the process validation and initial commercial manufacturing of drug substance with Fujifilm USA in support of a potential BLA submission for exebacase. While steps have been and will continue to be taken to mitigate risks, we may still experience delays to the manufacturing timeline.
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

•	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with Good Laboratory Practices (“GLP”) regulations;

•	submission to the FDA of an IND, which must become effective before human clinical studies may begin and must be updated annually;

•	approval by an independent institutional review board (“IRB”) or ethics committee representing each clinical site before each clinical study may be initiated;

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
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP, which includes the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing suggesting a significant risk to humans exposed to the drug, and any clinically important increased rate of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.
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
Any marketing application for a drug or biologic submitted to the FDA for approval, including a product candidate with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A BLA is eligible for priority review if the product candidate has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the
60-day
filing date (as compared to ten months under standard review).
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
There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician
practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in significant civil monetary penalties and additional penalties for “knowing failures”, for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit reports to the government by the 90th day of each calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.
Violations of any of the laws described above or any other governmental regulations that apply to us may result in significant administrative, civil and criminal penalties, damages, fines, exclusion from participation in governmental health care programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance
with these laws, imprisonment, and the curtailment or restructuring of our operations.
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
Government Contracts and Regulation
We currently contract with the federal government. The BARDA Contract could result in payments to us of up to approximately $86.8 million and consists of a one-year
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
Non-clinical
studies and clinical trials
Similar to the United States, the various phases of
non-clinical
and clinical research in the European Union, or EU, are subject to significant regulatory controls.
Non-clinical
studies are performed to demonstrate the health or environmental safety of new chemical or biological substances.
Non-clinical
studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC. In particular, non-clinical
studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical
studies. These GLP standards reflect the Organization for Economic
Co-operation
and Development requirements.
Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization (“ICH”) guidelines on GCP as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.
The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.
While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.
The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.
Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice, or GMP. Other national and
EU-wide
regulatory requirements may also apply.
Marketing Authorization
In order to market our future product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization, or MA. To obtain regulatory approval of an investigational medicinal product under EU regulatory systems, we must submit a marketing authorization application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

•
“Centralized MAs” are issued by the European Commission through the centralized procedure based on the opinion of the Committee for Human Medicinal Products, or CHMP, of the European Medicines Agency, or EMA, and are valid throughout the EU. The centralized procedure is compulsory for certain types of product candidates such as: (i) medicinal products derived from biotechnology processes, such as genetic engineering, (ii) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) designated orphan medicines and (iv) advanced therapy medicinal products, or ATMPs, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used in certain other cases and in particular for any other products containing new active substances not authorized in the EU or for product candidates which constitute a significant therapeutic, scientific, or technical innovation or for which the granting of authorization would be in the interests of public health in the EU.

•
“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the national competent authority of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

Under the centralized procedure, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days. In exceptional cases, the CHMP might perform an accelerated review of an MAA in no more than 150 days

(not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.
MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.
Data and Marketing Exclusivity
The EU also provides opportunities for market exclusivity. Upon receiving MA, reference products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic or biosimilar application. During the additional two-year
period of market exclusivity, a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year
market exclusivity period may be extended to a maximum of eleven years if, during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical or biological entity, and products may not qualify for data exclusivity.
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
Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties. The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Brexit and the Regulatory Framework in the United Kingdom
The United Kingdom, or UK, left the EU on January 31, 2020, following which existing EU medicinal product legislation continued to apply in the UK during the transition period under the terms of the
EU-UK
Withdrawal Agreement. The transition period, which ended on December 31, 2020, maintained access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members. The transition period provided time for the UK and EU to negotiate a framework for partnership for the future, which was then crystallized in the Trade and Cooperation Agreement, or TCA, and became effective on the January 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations.
For other countries outside of Europe, such as countries in Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
European Medicines Agency – Small and Medium Enterprise (“SME”) Designation
The SME designation was established by the EMA to promote innovation and the development of new medicinal products by smaller companies established in the EEA. Companies with SME status are eligible to receive financial incentives as well as administrative and regulatory support through national and regional level programs. These benefits include access to dedicated EMA personnel during the clinical development process as well as reductions in fees associated with regulatory procedures such as scientific advice, pre-
and post-authorization regulatory procedures, and inspections. Companies with SME status can apply for the PRIME scheme at an earlier stage of development when they have compelling non-clinical
data and tolerability data from initial clinical trials. They may also request a fee waiver for scientific advice.
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
Healthcare Reform
In the United States, there have been a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenues and profitability and the future revenues and profitability of our potential customers. For example, in March 2010, the Affordable Care Act (“ACA”), was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70%
point-of-sale
discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration will impact our business.
In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011 among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Further, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. For example, the Cures Act changes the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs.
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
Human Capital
As of March 17, 2022, we had 38 full-time employees. We consider our staff relations to be good. Our company operates within an industry with a complex regulatory environment. The unique demands of our industry, together with the challenges of running a company focused on the discovery, development and manufacture of innovative therapeutics, require talent that is highly educated and/or has significant industry experience. Additionally, for certain key functions, we require specific scientific expertise to oversee and conduct these activities. To attract and retain a high-quality, experienced workforce, we offer a competitive mix of compensation and insurance benefits for our employees, as well as participation in our equity programs. Employees working 40 hours or more a week are eligible to participate in our medical, prescription, dental, vision, Flexible Spending Account and life insurance and disability plans. To assist employees with rising healthcare costs, we pay up to 100% of an employee’s costs to obtain the coverage and benefits of these plans. We also offer employees an annual bonus plan and a 401(k) retirement plan with a company match. All employees are awarded new hire equity option grants and are eligible to receive additional annual equity option grants. Accordingly, of our full-time employees, 28 employees are engaged in research and development activities, and 21 employees have advanced degrees. None of our employees is represented by a labor union or covered by a collective bargaining agreement.
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
Since inception, we have incurred significant operating losses. Our losses from operations for the years ended December 31, 2021, 2020 and 2019 were $47.3 million, $34.2 million and $27.9 million, respectively. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
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
We currently operate with limited resources. We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. Based on our current operating plans, and without additional funding, we believe we will not have sufficient funds to meet our obligations within the next twelve months from the issuance of our audited consolidated financial statements that are included elsewhere in this Annual Report on Form
10-K.
These factors raise substantial doubt about our ability to continue as a going concern. We have relied on our ability to fund our operations primarily through public and private debt and equity financings, and, to a lesser extent, funding received from government contracts and granting organizations, but there can be no assurances that such financing or funding will continue to be available to us on satisfactory terms, or at all.
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
Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.
We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our audited consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments to reflect the possible inability of the Company to continue as a going concern within one year after the issuance of such financial statements. If we are unable to continue as a going concern, you could lose all or part of your investment in our Company.
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
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of exebacase and possibly acquire and develop new product candidates or technologies. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the
COVID-19
pandemic and the current conflict between Russia and Ukraine. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms.
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
Conducting clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results to obtain marketing approval and achieve product sales. In addition, if approved, exebacase or any other product candidate that we develop may not achieve commercial success. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives and to continue as a going concern. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. Adequate additional financing may not be available to us on acceptable terms, or at all.

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
Under Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change
net operating loss carryforwards and other
pre-change
tax attributes to offset its post-change income may be limited. As a result of our past transactions, we may have experienced an “ownership change.” At this time, we have not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since our formation, due to the costs and complexities associated with such a study. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted. Further, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for federal or state tax purposes. As of December 31, 2021, we had federal and state net operating loss carryforwards of approximately $275.5 million and $293.9 million, respectively, and federal research and development credits of approximately $5.0 million, the use of which could be limited or eliminated by virtue of one or more “ownership changes.”
Risks Related to the Discovery, Development and Commercialization of Our Product Candidates
The
COVID-19
pandemic or other pandemics, epidemics or outbreaks of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.
The measures taken in response to the ongoing
COVID-19
pandemic have had a significant impact on the economy and, to a lesser extent, both directly and indirectly, on our business. We adjusted our business operations, with a majority of our employees working remotely. Our Phase 3 DISRUPT clinical trial was also affected, as clinical sites experienced periodic delays in new patient enrollment.
The
COVID-19
pandemic worsened across the country earlier this year as new variants circulate and the number of
COVID-19
infections and hospitalizations increased rapidly. We are continuing to see effects of the pandemic on our trial with our patient enrollment rate slowed during certain months. Efforts we take to mitigate slowed enrollment may not be effective and the progress of our study may continue to be adversely affected. If patient enrollment continues to be delayed during future months, our related corporate milestones, such as our planned interim futility analysis of the Phase 3 DISRUPT clinical trial, could be further delayed.
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

•
the ability of our contract research organizations (“CROs”), contract manufacturing organizations and suppliers to meet their contractual obligations in connection with the conduct of our clinical trial for our current product candidate and for any future product candidate.

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
Our near-term business prospects are substantially dependent on our ability to develop and commercialize exebacase. We cannot market or sell exebacase or any other product candidate in the United States without FDA approval, but this approval, if ever issued, is more than a year away. To commercialize exebacase or any other product candidate outside of the United States, we will need applicable foreign regulatory approvals. The clinical development of exebacase or any other product candidate is susceptible to the inherent risks of any drug development program, including a failure to achieve efficacy across a broad population of patients, the potential occurrence of severe adverse events and the risks that the FDA or any applicable foreign regulatory authority will determine that a drug product is not approvable.
The process required to obtain approval for commercialization from the FDA and similar foreign authorities is unpredictable, and typically takes many years even after the commencement of clinical trials, depending on numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to obtain regulatory approval may change during the course of a product’s clinical development may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that any product candidates we may seek to develop in the future will never obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of a BLA from the FDA or outside the United States, until we receive similar approval from foreign regulatory authorities.
Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective, or in the case of biologics, safe, pure, and potent, for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA or other regulatory authorities also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program.
We may fail to obtain regulatory approval for exebacase or any other product candidate for many reasons, including the following:

•	we may not be able to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that exebacase or any other product candidate is safe and effective for any indication;

•	the results of clinical trials may not meet the level of clinical or statistical significance required for approval by the FDA or comparable foreign regulatory authorities;

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may not be able to demonstrate that exebacase or any other product candidate’s clinical and other benefits outweigh its safety risks;

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the FDA or comparable foreign regulatory authorities may identify deficiencies in data generated at our clinical trial sites;

•	the FDA or comparable foreign regulatory authorities may identify deficiencies in the clinical practices of the third-party CROs we use for clinical trials; and

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
If clinical trials of exebacase or any other product candidate that we develop fail to demonstrate safety and efficacy, or the manufacturing for the commercial supply of exebacase drug substance or drug product fails to demonstrate robustness, stability, purity and potency to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of exebacase or any other product candidate.
Before obtaining marketing approval from regulatory authorities for the sale of exebacase or any other product candidate, we must complete preclinical development, perform extensive process validation and complete the manufacturing of our initial commercial supply of product to demonstrate robustness, stability, purity and potency of our drug product, and conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.
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
In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union, or EU, recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

It is currently unclear to what extent the United Kingdom, or UK, will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closes on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.
If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may also be impacted.
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

•	we may be required to change the way the product is administered or conduct additional clinical trials or post-approval studies;

•	we may be required to create a REMS or similar risk management system, which could include a medication guide outlining the risks of such side effects for distribution to patients;

•	we may be subject to fines, injunctions or the imposition of criminal penalties;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.
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
We have relied and will continue to rely on CROs for the execution of our preclinical and clinical studies and to recruit patients and monitor and manage data for our clinical programs for exebacase or any other product candidate. We control only certain aspects of our CROs’ activities, but we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards. Our reliance on the CROs does not relieve us of these regulatory responsibilities. We and our CROs are required to comply with the FDA’s regulations and GCPs requirements, which are regulations and guidelines enforced by the FDA and comparable regulatory authorities meant to protect the rights and health of clinical trial subjects. The FDA and comparable regulatory authorities enforce their regulations and GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA (or similar foreign authorities) may require us to perform additional clinical trials before approving our product candidates. We cannot assure you that, upon inspection, the FDA (or similar foreign authorities) will determine that any of our clinical trials comply with GCPs. In addition, to evaluate the safety and effectiveness of exebacase or any other product candidate to a statistically significant degree, our clinical trials will require an adequately large number of test subjects. Any clinical trial that a CRO conducts abroad on our behalf is subject to similar regulation. Accordingly, if our CROs fail to comply with these regulations or recruit a sufficient number of patients, we may have to repeat clinical trials, which would delay the regulatory approval process.
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
We have received Breakthrough Therapy designation for exebacase for the treatment of for the treatment of MRSA bacteremia, including right-sided endocarditis, when used in addition to SOC anti-staphylococcal antibiotics in adult patients, and we may seek Breakthrough Therapy designation for our other product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed in early clinical development. For drugs or biologics that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for clinical development. Drugs or biologics designated as Breakthrough Therapies by the FDA are also eligible for rolling review of the associated marketing application, meaning that the agency may review portions of the marketing application before the sponsor submits the complete application, as well as priority review, if the relevant criteria are met.
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
We rely on contract manufacturing organizations (“CMOs”) to manufacture clinical and commercial supplies of our product candidates. In addition to the risks associated with the manufacture of our product candidates, which could include cost overruns, new impurities, difficulties in process or formulation development, scaling up or reproducing manufacturing processes and lack of timely availability of raw materials, if these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining, or may ultimately not be able to obtain, regulatory approval for commercialization of exebacase or any other product candidates.
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
We expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	the failure of the third-party to successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA (or similar regulatory authorities);

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
In the fourth quarter of 2020, we were notified by Fujifilm UK that they experienced equipment failures that would impact their manufacturing timelines. As a result, we successfully transferred manufacturing to Fujifilm USA and expect to complete the process validation and initial commercial manufacturing of drug substance with Fujifilm USA in support of a potential BLA submission for exebacase. We may still experience delays to the manufacturing timeline.
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
We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners, in particular Fujifilm UK and Fujifilm USA, for compliance with cGMP or similar regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or foreign regulatory authorities, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.
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
In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. In March 2010, the ACA became law in the United States. The goal of the ACA is to reduce the cost of health care and substantially change the way health care is financed by both governmental and private insurers. The ACA, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees on manufacturers of certain branded prescription drugs, required manufacturers to participate in a discount program for certain outpatient drugs under Medicare Part D and promoted programs that increase the federal government’s comparative effectiveness research, which will impact existing government healthcare programs and will result in the development of new programs. An expansion in the government’s role in the United States healthcare industry may further lower rates of reimbursement for pharmaceutical products.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration will impact our business or financial condition.
Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Further, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, or the ATRA, which, among other things, further reduced Medicare payments to several providers. Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. For example, the Cures Act changes the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs. More recently, on March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.
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
Even if we obtain regulatory approval in (or outside) the United States, the FDA (or similar foreign authorities) may still impose significant restrictions on the indicated uses or marketing of the approved product, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. The holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. Similar risks exist in foreign jurisdictions.
In addition, drug product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMPs, or similar requirements outside the United States, and adherence to commitments made in the BLA. If we or a regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration requirements and continued compliance with cGMPs or similar requirements outside the United States and GCPs for any clinical trials that we conduct post-approval.
If we or our partners fail to comply with applicable regulatory requirements following approval of any of our future product candidates, a regulatory agency may:

•	issue a warning or untitled letter asserting that we are in violation of the law;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve a pending BLA or supplements to a BLA, or similar applications in foreign jurisdictions, submitted by us;

•	seize product; or

•	refuse to allow us to enter into supply contracts, including government contracts.
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
The ability of the FDA and foreign regulatory authorities to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies, such as the EMA following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs and biologics or modifications to cleared or approved drugs/biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.
Separately, in response to the
COVID-19
pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site
inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving
COVID-19
pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the
COVID-19
pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
The ACA includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an
FDA-licensed
reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this
12-year
period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.
We believe that any of our product candidates approved as a biological product under a BLA should qualify for the
12-year
period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. In the EU, these exclusivity periods are even shorter. Upon receiving marketing authorization, new chemical or biological entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic/biosimilar application. During the additional two-year
period of market exclusivity, a generic/biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic/biosimilar product can be marketed until the expiration of the market exclusivity.
Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological
products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
We may be subject, directly or indirectly, to foreign, federal and state healthcare laws, including applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
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

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program;

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

•
the federal transparency requirements under the ACA requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report to the Department of Health and Human Services information related to physician payments and other transfers of value and ownership and investment interests held by physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician
practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives), and their immediate family members and payments or other transfers of value made to such physician owners;

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
The UK left the EU on January 31, 2020, following which existing EU legislation continued to apply in the UK during a transition period under the terms of the
EU-UK
Withdrawal Agreement. The transition period, which ended on December 31, 2020, maintained access to the EU single market and to global trade deals negotiated by the EU on behalf of its members. The transition period provided time for the UK and EU to negotiate a framework for partnership for the future, which was then crystallized in the Trade and Cooperation Agreement, or Trade and Cooperation Agreement, which became effective on the January 1, 2021.

The long-term effects of Brexit on our business in the UK, the EU and worldwide will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the UK and the EU. EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation will not be applicable. The UK government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps. There is a possibility that over time, national laws will be amended and that consequently the regulatory framework in Great Britain will diverge from that of the EU. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland, together, Great Britain; broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA.
Further, the UK’s withdrawal from the EU has resulted in the relocation of the EMA from the UK to the Netherlands. This relocation has caused, and may continue to cause, disruption in the administrative and medical scientific links between the EMA and the UK MHRA, including delays in granting clinical trial authorization or marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the EU and/or the UK.
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
Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of March 17, 2022, we have approximately 39.3 million shares of common stock outstanding, of which approximately 37.4 million shares of our outstanding common stock are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 10.9 million shares of our common stock outstanding as of March 17, 2022. Approximately 10.4 million shares of common stock underlying warrants will be freely tradable upon exercise unless held by our affiliates.
We have registered 4,031,200 shares of our common stock as of March 17, 2022 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The 2014 Plan provides that the number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.
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
In the ordinary course of our business, we store sensitive data, including intellectual property, proprietary business information and personally identifiable information, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack and damage or interruption from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error (e.g., social engineering, phishing), fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the
COVID-19
pandemic and the current conflict between Russia and Ukraine, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in significant costs to address and remediate the incident, lead to legal claims or proceedings, disrupt our operations, and damage our reputation.
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
As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, the CCPA went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the CPRA recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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
We are also subject to EU rules with respect to cross-border transfers of personal data out of the E.E.A. These rules are under scrutiny from time to time. For example, in July 2020, the Court of Justice of the European Union (the “CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the
EU-U.S.
Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). Following the decision of the CJEU, the
EU-U.S.
Privacy Shield can no longer be used as a legal basis for transferring personal data from the European Union to the United States and the CJEU made clear that reliance on standard contractual clauses (SCCs) may not necessarily be a sufficient alternative. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021 and laid its proposal before Parliament, with the UK SCCs expected to come into force in March 2022, with a two-year
grace period. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA
entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we conduct our clinical trials and could adversely affect our business and financial results.
Further, we have had to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses
and renews/ extends that decision and remains under review by the Commission during this period. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. These changes may lead to additional costs and increase our overall risk exposure.
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
Holders
On March 17, 2022, the last reported sale price for our common stock on the Nasdaq Capital Market was $3.48 per share. As of March 17, 2022, there were approximately 1,600 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividends
We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends to holders of common stock in the foreseeable future.
Unregistered Sales of Equity Securities
None
Purchases of Equity Securities by the Issuer or Affiliated Purchaser
We did not repurchase any of our equity securities during the quarter ended December 31, 2021.
Item 6. Reserved
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
Overview
We are a late clinical-stage biotechnology company focused on the discovery and development of direct lytic agents (“DLAs”), including lysins and amurin peptides, as new medical modalities for the treatment of life-threatening, antibiotic-resistant infections. We believe DLAs are fundamentally different than antibiotics and offer a potential paradigm shift in the treatment of antibiotic-resistant infections. According to one of the most recent and comprehensive reports on the global burden of bacterial antimicrobial resistance (“AMR”), there were an estimated 4.95 million deaths associated with bacterial AMR in 2019, including 1.27 million deaths directly attributable to bacterial AMR. The six leading pathogens for deaths associated with resistance (
Escherichia coli (“E. coli”)
,
Staphylococcus aureus (“S. aureus”)
,
Klebsiella pneumoniae (“K. pneumoniae”)
,
Streptococcus

pneumoniae
,
Acinetobacter baumannii (“A. baumannii”)
, and
Pseudomonas aeruginosa
(“
P. aeruginosa
”)) were responsible for 929,000 deaths. Only one pathogen–drug combination, methicillin-resistant
S. aureus
(“MRSA”), caused more than 100,000 deaths in 2019.
Lysins are recombinantly-produced enzymes, that when applied to bacteria cleave a key component of the target bacteria’s peptidoglycan cell wall, resulting in rapid bacterial cell death. In addition to the speed of action and potent cidality, we believe lysins are differentiated by their other hallmark features, which include the demonstrated ability to eradicate biofilms and synergistically boost the efficacy of conventional antibiotics in animal models. Amurin peptides are a new class of DLAs, discovered in our laboratories, which disrupt the outer membrane of gram-negative bacteria, resulting in rapid bacterial cell death, offering a distinct mechanism of action from lysins. Amurins have a potent, broad spectrum of in vitro
activity against a wide range of gram-negative pathogens, including deadly, drug-resistant
P. aeruginosa
,
K. pneumoniae, E. coli, A. baumannii
and
Enterobacter cloacae
bacteria species as well as difficult to treat pathogens such as
Stenotrophomonas,
Achromobacter
and some
Burkholderia
species. The highly differentiated properties of DLAs underscore their potential use in addition to antibiotics with the goal of improving clinical outcomes compared to antibiotics alone. The development of DLAs involves a novel clinical and regulatory strategy, using superiority design clinical trials with the goal of delivering significantly improved clinical outcomes for patients with serious, antibiotic-resistant bacterial infections, including biofilm-associated infections. We believe this approach affords potential clinical benefits to patients as well as the potential ability to mitigate against further development of antibiotic resistance.
We have not generated any revenues and, to date, have funded our operations primarily through our initial public offering (“IPO”), our follow-on
public offerings, private placements of securities, and grant funding received. On March 22, 2021, we completed an underwritten public offering of 11,500,000 shares of our common stock, including shares sold pursuant to the fully exercised overallotment option granted to the underwriters in connection with the offering, at a public offering price of $5.00 per share of common stock, resulting in estimated net proceeds of approximately $53.8 million after underwriting discounts and commissions and offering expenses payable by us.
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
We have never been profitable and our net operating losses were $47.3 million, $34.2 million, and $27.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $260.7 million and we had approximately $54.3 million in cash, cash equivalents and marketable securities. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we will need additional financing to support our continuing operations and to continue as a going concern. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Without additional funding, the Company believes it will not have sufficient funds to meet its obligations within the next twelve months from the date of issuance of these consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. We will need to generate significant revenues to achieve profitability, and we may never do so.
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

Exebacase
Our lead DLA product candidate, exebacase, was granted Breakthrough Therapy designation for the treatment of MRSA bloodstream infections (bacteremia), including right-sided endocarditis, when used in addition to standard-of-care
(“SOC”) anti-staphylococcal antibiotics in adult patients, by the U.S. Food and Drug Administration (“FDA”) in February 2020 and is currently being studied in an ongoing Phase 3 superiority design study. In addition to bacteremia,
S. aureus
is also a common cause of pneumonia and osteomyelitis as well as biofilm-associated infections of heart valves (endocarditis), prosthetic joints, indwelling devices and catheters. These infections result in significant morbidity and mortality despite currently available antibiotic therapies.
In December 2019, we initiated the Phase 3 DISRUPT (Direct Lysis of
S. aureus
Resistant Pathogen Trial) superiority design study of exebacase. The DISRUPT study is a randomized, double-blind, placebo-controlled Phase 3 clinical trial conducted in the U.S. alone to assess the efficacy and safety of exebacase in approximately 350 adult and adolescent patients with complicated
S. aureus
bacteremia, including right-sided endocarditis. Patients entering the study will be randomized 2:1 to either exebacase or placebo, with all patients receiving SOC antistaphylococcal antibiotics. The primary efficacy endpoint of the study is clinical response at Day 14 in patients with MRSA bacteremia, including right-sided endocarditis. Secondary endpoints include clinical response at Day 14 in the All
S. aureus
patient group (MRSA and methicillin-sensitive
S. aureus
(“MSSA”)),
30-day
all-cause
mortality in MRSA patients, and clinical response at later timepoints. We will also evaluate the impact of treatment with exebacase on health resource utilization, including hospital length of stay, ICU length of stay and
30-day
readmission rates. We plan to conduct an interim futility analysis after approximately 60% of the MRSA population (the primary endpoint study population) completes the Day 14 primary endpoint study visit. We obtained concurrence with the FDA on the Phase 3 study protocol at an
End-of-Phase
2 meeting with the FDA in September 2019, including the key design features of the study population, the endpoints and the size of the safety database that would be needed to support a Biologics License Application (“BLA”) for approval of exebacase, under the FDA’s “streamlined development” paradigm for agents to treat bacterial infections associated with high unmet medical need.
We completed a Phase 2 superiority design study of exebacase that evaluated its safety, tolerability, efficacy and pharmacokinetics (“PK”) when used in addition to SOC antibiotics compared to SOC antibiotics alone for the treatment of
S. aureus
bacteremia, including endocarditis in adult patients. The results from this study showed clinically meaningful improvement in clinical responder rates among patients treated with exebacase in addition to SOC antibiotics compared to SOC antibiotics alone. In the primary efficacy analysis population of 116 patients with documented
S. aureus
bacteremia, including endocarditis, who received a single intravenous (“IV”) infusion of blinded study drug, the clinical responder rate at Day 14 was 70.4% for patients treated with exebacase and 60.0% for patients dosed with SOC antibiotics alone (p=0.314).
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
S. aureus
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
Other programs
Our next product candidate,
CF-370,
is designed to target a range of gram-negative bacteria including
P. aeruginosa
and has demonstrated potent
in vivo
activity against extensively drug-resistant (“XDR”) strains.
P. aeruginosa
is a major cause of morbidity and mortality in patients with hospital-acquired or ventilator-associated pneumonia and a major medical challenge for cystic fibrosis patients with chronic lung infections.
CF-370
has also shown promising activity against
E. coli
,
K. pneumoniae
and
A. baumannii
in
in vitro
studies.
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

In addition, we have entered into two funding agreements with the Cystic Fibrosis Foundation to investigate the potential utility of DLAs against resistant gram-negative pathogens which afflict Cystic Fibrosis (“CF”) patients. The first agreement provided funding for the assessment of the in vitro
activity of
CF-370
and amurin peptides against bacterial specimens obtained from CF patients at different stages of disease. The second agreement will provide funding for assessing the in vitro
and
in vivo
activity of exebacase against
S. aureus
isolates obtained from CF patients. If we obtain supportive data, we plan to evaluate potential future clinical development of DLA product candidates for the treatment of exacerbations in CF lung disease.
We have developed a novel, engineered variant of exebacase, known as
CF-296,
which we believe provides an additional opportunity to advance a potential targeted therapy for deep-seated, invasive biofilm-associated
S. aureus
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
To date, a large portion of our research and development work has related to the establishment of our platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and clinical testing of exebacase. We currently expect to focus the majority of our resources on the exebacase program. As our pipeline progresses, we are able to further leverage our employee and infrastructure resources across multiple development programs well as research projects. We recorded approximately $35.5 million, $22.6 million, and $18.1 million of research and development expenses for the years ended December 31, 2021, 2020 and 2019, respectively. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories to exebacase as shown below.
The following table summarizes our research and development expenses by category for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Product development	$29,813	$15,502	$10,401
Personnel related	8,404	4,703	3,402
Professional fees	3,618	3,605	2,912
External research and licensing costs	1,651	952	2,487
Laboratory costs	1,638	1,418	2,021
Stock-based compensation	933	655	469
Expenses reimbursed through grant agreements and government contracts	(10,549)	(4,221)	(3,635)

Total research and development expense	$35,508	$22,614	$18,057

The following table summarizes our research and development expenses by program for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Exebacase	$25,460	$15,094	$11,370
CF-370	4,077	1,325	—
Other research and development	7,184	5,058	6,451
Personnel related and stock-based compensation	9,336	5,358	3,871
Expenses reimbursed through grant agreements and government contracts	(10,549)	(4,221)	(3,635)

Total research and development expense	$35,508	$22,614	$18,057

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
available-for-sale
securities.

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on our historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
These estimates may be subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. If factors change and different assumptions are used, our warrant liability could be materially different in the future.
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
Stock-based compensation
We account for stock-based compensation in accordance with FASB ASC Topic 718,
Compensation-Stock Compensation
, which we refer to as ASC 718. ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees, directors, and non-employees,
including employee stock options. Compensation expense based on the grant date fair value is generally amortized over the requisite service period of the award on a straight-line basis.
The fair value of options is calculated using the Black-Scholes option pricing model. The Black-Scholes option pricing model uses various assumptions that require management to apply judgment and make estimates, including:

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
Results of Operations
For a discussion of our results of operations for the year ended December 31, 2020, including a year-to-year
comparison between 2020 and 2019, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form
10-K
for the year ended December 31, 2020.

Comparison of years ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Dollar Change	% Change
Operating expenses:
Research and development	$35,508	$22,614	$12,894	57%
General and administrative	$11,757	$11,625	$132	1%
Other income	$26,983	$6,084	$20,899	344%
Research and Development Expenses
Research and development expense was $35.5 million for the year ended December 31, 2021, compared with $22.6 million for the year ended December 31, 2020, an increase of $12.9 million. This increase was primarily attributable to a $5.6 million increase in expenditures for the Phase 3 DISRUPT study of exebacase as we increased patient enrollment and expanded the number of clinical sites. We also increased expenditures by $4.9 million on non-clinical
studies of exebacase that will support a potential BLA submission and
CF-370
that will support a potential IND submission and by $4.5 million on manufacturing costs related to the process transfer, validation and manufacturing of exebacase that will also support a potential BLA submission, in addition to process development and manufacturing for
CF-370.
Finally, we increased expenditures to expand our internal research and development team and our external consultants by $4.0 million. These increases were partially offset by a $6.3 million increase in our expenses that are reimbursable under our grants compared to the prior year period.
General and Administrative Expenses
General and administrative expense was $11.8 million for the year ended December 31, 2021, compared with $11.6 million for the year ended December 31, 2020, an increase of $0.1 million. This increase was primarily attributable to increases in internal compensation costs and external professional fees of $0.6 million and insurance costs of $0.4 million. These increases were partially offset by a $0.9 million reduction in our external legal costs.
Other income
Other income was $27.0 million for the year ended December 31, 2021 compared with $6.1 million for the year ended December 31, 2020, an increase of $20.9 million. This increase was primarily attributable to the increase in the non-cash
gain related to the change in fair value of our warrant liability of $18.8 million. In addition, the prior year period has a charge to other expense of $2.2 million for issuance expenses allocated to warrants, for which there was no such expense in 2021.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations to date primarily through proceeds from sales of common stock, common stock and warrants, convertible preferred stock and convertible debt and, to a lesser extent, funding received from government contracts and granting organizations. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

Since the date of our IPO, we have funded our operations through the sale of registered securities for gross proceeds of $257.8 million, $9.6 million from the exercise of the Class B Warrants issued in our IPO, $26.0 million from the sale of securities in private placements and the receipt of $16.7 million of funding from grant agreements and government contracts.
On August 14, 2020, we filed a shelf registration statement on Form
S-3
(the “Form
S-3”)
with the SEC. The Form
S-3
was declared effective by the SEC on August 31, 2020. The Form
S-3
allows us to offer and sell from
time-to-time
up to $150.0 million of common stock, preferred stock, debt securities, warrants or units comprised of any combination of these securities. On March 22, 2021, we completed an underwritten public offering of 11,500,000 shares of our common stock, including shares sold pursuant to the fully exercised overallotment option granted to the underwriters in connection with the offering, at a public offering price of $5.00 per share of common stock, resulting in estimated net proceeds of approximately $53.8 million after underwriting discounts and commissions and offering expenses payable by us. The terms of any future offerings under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.
As of December 31, 2021, we had approximately $54.3 million in cash, cash equivalents and marketable securities which we do not believe will be sufficient to meet our obligations within the next twelve months from the date of issuance of our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. Combined with our accumulated deficit and our forecasted cash expenditures, these factors raise substantial doubt about our ability to continue as a going concern.
As such, under the requirements of Accounting Standard Codification (“ASC”)
205-40,
we may not consider the potential for future capital raises in our assessment of our ability to meet our obligations for the next twelve months. We plan to continue to fund our operations through public or private debt and equity financings, but there can be no assurances that such financing will continue to be available to us on acceptable terms, or at all, and the terms of any public or private offerings of stock could be significantly dilutive to existing stockholders. If we are unable to obtain funding, we would be forced to delay, reduce or eliminate our research and development programs, which could adversely affect our business prospects, or we may be unable to continue operations. In accordance with the requirements of ASC
205-40,
we have concluded that substantial doubt exists about our ability to continue as a going concern for twelve months from the date of issuance of our audited consolidated financial statements that are included elsewhere in this Annual Report on Form
10-K.
In the past, we have obtained grants to supplement our financings with non-dilutive
funding, including grants from
CARB-X,
USAMRDC and our cost-sharing contract with BARDA. We may continue to pursue further non-dilutive
funding opportunities. In addition, there can be no assurances that either BARDA,
CARB-X
or USAMRDC will provide the maximum potential funding to the Company.
Cash flows
The following table shows a summary of our cash flows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(41,125)	$(33,187)
Investing activities	$(11,613)	$(27,404)
Financing activities	$53,907	$51,892
Net cash used in operating activities
Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash
charges and changes in the components of working capital. Net cash used in operating activities increased $7.9 million for the year ended December 31, 2021 as compared to the comparable period in 2020. This increase was primarily attributable to increased expenditures for the Phase 3 DISRUPT trial of exebacase in order to enroll more patients and expand the number of active investigator sites, process transfer, validation and manufacturing of exebacase, process development and manufacturing of
CF-370,
and an increased number of personnel and related compensation costs.
Net cash used in investing activities
Net cash used in investing activities for the year ended December 31, 2021 was attributable to the proceeds received from the maturities of marketable securities less the purchases of marketable securities subsequent to the equity offering completed on March 22, 2021. Net cash used in investing activities for the year ended December 31, 2020 was attributable to the proceeds received from the maturities of marketable securities less the purchases of marketable securities subsequent to the equity offerings completed on May 27, 2020.
Net cash provided by financing activities
Net cash provided by financing activities for the year ended December 31, 2021 resulted primarily from the completion of our equity offering on March 22, 2021, resulting in proceeds of $53.8 million, net of offering costs. Net cash provided by financing activities for the year ended December 31, 2020 resulted primarily from the completion of our equity offerings on May 27, 2020, resulting in proceeds of $51.9 million, net of offering costs.
Funding requirements
All of our product candidates are in clinical or preclinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our ongoing clinical trials, and initiate the planned clinical trials of our product candidates;

•	continue our ongoing preclinical studies, and initiate additional preclinical studies, of our product candidates;

•	continue the research and development of our other product candidates and our platform technology;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish, either on our own or with strategic partners, a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	seek to identify additional product candidates;

•	acquire or in-license other products and technologies;

•	maintain, leverage and expand our intellectual property portfolio; and
For a description of our contractual obligations, see Note 8, “Commitments and Contingencies” to the notes to our consolidated financial statements included elsewhere in this Annual Report on Form
10-K.
Without additional funding, we believe we will not have sufficient funds to meet our obligations within the next twelve months from the date of issuance of our audited consolidated financial statements that are included elsewhere in this Annual Report on Form
10-K.
If we are unable to obtain funding, we would be forced to delay, reduce or eliminate our research and development programs, which could adversely affect our business prospects, or we may be unable to continue operations. In accordance with the requirements of ASC
205-40,
we have concluded that substantial doubt exists about our ability to continue as a going concern. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. We plan to continue to fund our operations through public or private debt and equity financings, but there can be no assurances that such financing will be available to us on satisfactory terms, or at all. We plan to continue to supplement our financings with non-dilutive
funding, including grants from
CARB-X
and USAMRDC and our cost-sharing contract with BARDA, but there can be no assurances that either BARDA,
CARB-X
or USAMRDC will provide the maximum potential funding to the Company.
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

Effects of Inflation
We do not believe that inflation or changing prices had a significant impact on our results of operations for any periods presented herein. We continue to monitor the impact of inflationary pressures on purchases and new contractual commitments.

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
and Rule
15d-15(e)
of the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule
13a-15(f)
under the Securities Exchange Act of 1934, as amended.
Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting because we qualify as a “smaller reporting company”, as defined in Rule
12b-2
of the Exchange Act.
Changes in Internal Control Over Financial Reporting
In connection with management’s evaluation of our internal control over financial reporting as of December 31, 2021, our principal executive officer and principal financial officer concluded that there were no changes to our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Director Biographical Information
Biographical information concerning each of our directors is set forth below:

Name	Age	Position
Roger J. Pomerantz, M.D., F.A.C.P	65	President, Chief Executive Officer, Director, Chairman of the Board
Steven C. Gilman, Ph.D	69	Director, Vice Chairman of the Board
Sol J. Barer, Ph.D	74	Director, Lead Independent Director
Lishan Aklog, M.D	56	Director
Jane F. Barlow, M.D	61	Director
David N. Low, Jr	63	Director
Michael J. Otto, Ph.D	73	Director
Cary W. Sucoff, J.D	70	Director
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
Dr. Pomerantz serves as Chairman of the board of directors of the public companies Collplant Biotechnologies, Inc. since 2021, Indaptus Therapeutics since 2021 and Viracta Therapeutics since 2020. He also serves as Chairman of the board of directors of the private company Silicon Therapeutics Inc. since 2019, and a member of the board of the private companies
X-VAX
Technology, Inc. since 2019 and VerImmune since 2020. Previously, Dr. Pomerantz served on the board of directors of public companies Rubius Therapeutics from 2014 to 2019 and Evelo Therapeutics from 2015 to 2016. Dr. Pomerantz received his B.A. in Biochemistry at the Johns Hopkins University and his M.D. at the Johns Hopkins School of Medicine. He received post-graduate training at the Massachusetts General Hospital, Harvard Medical School and M.I.T. Dr. Pomerantz is Board Certified in both Internal Medicine and Infectious Diseases. He was Professor of Medicine, Biochemistry and Molecular Pharmacology, Chief of Infectious Diseases, and the Founding Director and Chair of the Institute for Human Virology and Biodefense at the Thomas Jefferson University and Medical School. He has developed nine drugs approved world-wide in important diseases, including HIV, HCV, and tuberculosis. We believe that Dr. Pomerantz’s significant scientific, executive and board leadership experience in drug development and in the pharmaceutical industry qualifies him to serve as a member of our board of directors.
Steven C. Gilman, Ph.D.
Dr. Gilman has served as Vice Chairman of our board of directors since April 2019. Prior to that, he had served as our Chairman since May 2015, Interim Chief Executive Officer from March 2016 to July 2016 and Chief Executive Officer since July 2016. Until 2015, he served as the Executive Vice President, Research & Development and Chief Scientific Officer at Cubist Pharmaceuticals, a biopharmaceutical company, until its acquisition by Merck & Co. Prior to joining Cubist in 2008, he served as Chairman of the Board of Directors and Chief Executive Officer of ActivBiotics, a privately held biopharmaceutical company. Previously, he worked at Millennium Pharmaceuticals, Inc., where he held a number of senior leadership roles including Vice President and General Manager of the Inflammation franchise responsible for all aspects of the

Inflammation business from early gene discovery to product commercialization. Prior to Millennium, he was Group Director at Pfizer Global Research and Development, where he was responsible for drug discovery of novel antibacterial agents as well as several other therapeutic areas. Dr. Gilman has also held scientific, business, and academic appointments at Wyeth, Cytogen Corporation, Temple Medical School, and Connecticut College. He currently serves on the board of directors of publicly traded companies Akebia Therapeutics, SCYNEXIS Inc., and Vericel Corporation, and previously served on the board of directors of Momenta Pharmaceuticals, Inc. Dr. Gilman also serves as a director of the non-profit
organization Lakes Environmental Association of Bridgeton, Maine and is a Trustee at the Atrium School in Watertown, MA. He received his Ph.D. and M.S. degrees in microbiology from Pennsylvania State University, his post-doctoral training at Scripps Clinic and Research Foundation, and received a B.A. in microbiology from Miami University of Ohio. He has authored over 60 publications and is an inventor on 7 patents. We believe that Dr. Gilman’s significant scientific, executive and board leadership experience in the pharmaceutical and biotechnology industries qualifies him to serve as a member of our board of directors.
Sol J. Barer, Ph.D
. Dr. Barer has served as a member of our board of directors since April 2011. Dr. Barer served as our Chairman of the board of directors from February 2012 to May 2015. He was appointed Lead Independent Director in May 2015. Dr. Barer spent most of his professional career with the Celgene Corporation, a pharmaceutical company. He was Chairman from January 2011 until June 2011, Executive Chairman from June 2010 until January 2011, and Chairman and Chief Executive Officer from May 2006 until June 2010. Before assuming the CEO position, he was appointed Chief Operating Officer in 1994 and President in 1993. Dr. Barer was the founder of the biotechnology group at the Celanese Research Company which was subsequently spun out to form Celgene. Dr. Barer serves as Chairman of the board of directors of the public companies Teva Pharmaceutical Industries and Neximmune and the private company Centrexion and as a board member of the private companies 3DBio Therapeutics and Zephyr AI. He is the Founding Chair of the Hackensack Meridian Health Center for Discovery and Innovation, and Founder of Mendham Investment Group. He is a venture advisor to the Israel Biotech Fund as well as an advisor to biopharma companies. In 2011, Dr. Barer was Chairman of the University of Medicine and Dentistry of New Jersey Governor’s Advisory Committee which resulted in sweeping changes in the structure of New Jersey’s medical schools and public research universities. He previously served as a Commissioner of the NJ Commission on Science and Technology. He was a member of the Board of Trustees of Rutgers University and served two terms as Chair of the Board of Trustees of BioNJ, the New Jersey biotechnology organization. Dr. Barer received a Ph.D. in Organic Chemistry in 1974 from Rutgers University where he was an NDEA Graduate Fellow and a B.S. in 1968 from Brooklyn College (City University of New York) where he was an NSF Undergraduate Fellow and Regents Scholar. He received an LL.D. (Honorary) from the Rabbinical College of America in 2018. We believe that Dr. Barer’s significant scientific, executive and board leadership experience in the pharmaceutical and biotechnology industries qualifies him to serve as a member of our board of directors.
Lishan Aklog, M.D
. Dr. Aklog has served as a member of our board of directors since June 2020. He is
Co-Founder,
Chairman and Chief Executive Officer of PAVmed Inc. since 2014, a publicly traded commercial-stage diversified medical technology company, and Chairman and Chief Executive Officer of its subsidiary, Lucid Diagnostics, a publicly traded commercial-stage cancer prevention diagnostics company since its IPO in October, 2021 and as Executive Chairman since its inception in 2018. He also serves as a co-founding
Partner of both Pavilion Holdings Group LLC (“PHG”), a medical device holding company, since its inception in 2007, and Pavilion Medical Innovations LLC, a venture-backed medical device incubator, since its inception in 2009. Prior to entering the medical device industry full-time in 2012, Dr. Aklog was an academic cardiac surgeon serving, from 2006 to 2012, as Associate Professor of Surgery, Chief of Cardiovascular Surgery and Chair of The Cardiovascular Center at St. Joseph’s Hospital and Medical Center’s Heart and Lung Institute in Phoenix, Arizona; from 2002 to 2006, as Assistant Professor of Cardiothoracic Surgery, Associate Chief of Cardiac Surgery and Director of Minimally Invasive Cardiac Surgery at Mount Sinai Medical Center in New York; and as Assistant Professor of Surgery at Harvard Medical School, Director of the Cardiac Surgery Research Laboratory, and an attending cardiac surgeon at Brigham and Women’s Hospital in Boston, from 1999 to 2002. Dr. Aklog received his clinical training in general and cardiothoracic surgery at Brigham and Women’s Hospital and Boston Children’s Hospital, during which he spent two years as the Medtronic Research Fellow at Harvard Medical School’s Cardiac Surgery Research Laboratory. He was then awarded the American Association of Thoracic Surgery Traveling Fellowship pursuant to which he received advanced training in heart valve surgery under renowned cardiac surgeons Sir Magdi Yacoub at Harefield Hospital in London and Professor Alain Carpentier at L’Hopital Broussais in Paris. Dr. Aklog has served as Chairman of the Boston ECG Project Charitable Foundation since 2018, and as a director on the International Board of Directors since 2019, the New York Executive Committee of Human Rights Watch since 2015 and the Advanced Medical Technology Association since 2021. He previously served on the board of directors of Viveon Health Acquisition Corp. from 2020 to 2021, as Chairman and Chief Technology Officer of Vortex Medical Inc., from its inception in 2008 until its acquisition in October 2012 by Angiodynamics, as a board member of the International Society for Minimally Invasive Cardiothoracic Surgery from 2006 to 2009 and as President of the 21st Century Cardiothoracic Surgery Society in 2011. He is a member of numerous professional societies and has been elected to the American Association of Thoracic Surgery. Dr. Aklog has served as a consultant and on the advisory boards of many major medical device companies as well as innovative startups. Dr. Aklog is an inventor on 35 issued patents and over 45 patent applications, including the core patents of Vortex Medical’s AngioVac
®
system and the patents for a majority of PAVmed Inc.’s products. He has also a co-author
of 38 peer-reviewed articles and 10 book chapters and has served on the Editorial Board of the Journal of Cardiothoracic Surgery since 2006. Dr. Aklog received his A.B., magna cum laude, in Physics from Harvard University, where he was elected to Phi Beta Kappa. He received his M.D., cum laude, from Harvard Medical School. We believe that Dr. Aklog’s significant scientific, medical, executive and board leadership experience qualifies him to serve as a member of our board of directors.
Jane F. Barlow, M.D.
Dr. Barlow has served as a member of our board of directors since February 2021. She is currently the Chief Executive Officer of Jane Barlow & Associates, LLC, a consulting firm focused on value-based health care services, since January 2017 and Executive Vice President and Chief Clinical Officer at Real Endpoints, a data, analytics, and advisory firm, since January 2017. She is a senior advisor to MIT’s Center for Biomedical Innovation and serves on the Biotech Advisory Board of Pictet Asset Management. Prior to her current roles, she was Associate Chief Medical Officer at CVS Health and Chief Medical Officer of CVS Health’s Government Services arm where she successfully implemented industry-leading clinical strategies supporting drug purchasing, distribution, and utilization management. Formerly, she served as Vice President of Clinical Innovation at Medco Health Solutions, leading the adoption of cutting-edge therapeutic programs through all aspects of pharmacy. Dr. Barlow previously served on the public company boards of Momenta Pharmaceuticals, Inc. (prior to and during its sale to Johnson and Johnson), Therapeutics MD Inc., and SilverScript Insurance Company. Dr. Barlow received her medical degree from Creighton University School of Medicine and subsequently completed her residency in occupational and environmental medicine at The Johns Hopkins University, where she also earned her M.P.H. She is a distinguished graduate of the United States Air Force School of Aerospace Medicine and served as Chief of Flight Medicine at the Beale and Maxwell Air Force Bases. Additionally, she holds an M.B.A. from the University of Alabama. She is board-certified in occupational medicine and a fellow of the American College of Occupational and Environmental Medicine and the American College of Preventive Medicine. She is a diplomat of the American College of Physician Executives and a member of the American Medical Association. We believe that Dr. Barlow’s extensive experience in steering pharmaceutical development by strategically weighing the value and economic costs that drug candidates bring to the healthcare ecosystem at large qualifies her to serve as a member of our board of directors.
David N. Low, Jr.
Mr. Low has served as a member of our board of directors since April 2014. Mr. Low has worked as an investment banker since 1987, with broad investment and advisory experience in the life sciences, biotechnology and medical technology sectors. Since June 2017, Mr. Low has served as a partner at MTS Health Partners, a healthcare investment banking boutique. From 2002 to April 2017, Mr. Low was a member of Lazard’s Life Sciences Group as a Managing Director and Senior Advisor. Mr. Low has advised on major M&A transactions in the life sciences, biotechnology and medical technology sectors, and has worked with private and public companies to raise capital, including emerging growth companies. Prior to joining Lazard, Mr. Low was a Managing Director at JP Morgan Chase & Co. and a Senior Vice President at Lehman Brothers. Mr. Low serves on the board of directors of the Philharmonia Baroque Orchestra as President since 2020 and as a board member since 2012, and as a Trustee of the Ellen Battell Stoeckel Trust since 2021. Mr. Low holds an A.B. from Harvard College, where he graduated cum laude, an M.A. from the Johns Hopkins University School of Advanced International Studies and an M.B.A. from Yale University. We believe that Mr. Low’s significant investment and financial advisory experience qualifies him to serve as a member of our board of directors.
Michael J. Otto, Ph.D
. Dr. Otto has served as a member of our board of directors since April 2014. Dr. Otto served as Chief Scientific Officer of Pharmasset, a pharmaceutical company, from October 1999 until February 2012, when the company was acquired by Gilead Sciences. He led the research team responsible for the discovery of sofosbuvir for the treatment of HCV infections. In previous capacities, he has served as Associate Director of Anti-Infectives Clinical Research at
Rhône-Poulenc
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
Cary W. Sucoff, J.D.
Mr. Sucoff has served on our board of directors since May 2010. Mr. Sucoff has more than 40 years of legal and securities industry experience. Since 2011, Mr. Sucoff has owned and operated Equity Source Partners LLC, an advisory and consulting firm. He has participated in the financing of more than 100 public and private biotech companies. Mr. Sucoff has served on the board of directors of the public company IMAC Holdings, Inc. since 2020 and the private companies First Wave Technologies, Inc. since 2016, Galimedix Therapeutics since 2018 and Jupiter Unmanned since 2021. In addition, Mr. Sucoff currently serves as a consultant to Sapience Therapeutics, LB Pharmaceuticals, Kinetic Power Systems and Green Hygienics Holdings Inc. He previously served as a director of Legacy Education Alliance, Inc. (LEAI) from 2015 to 2021. Mr. Sucoff, a former New York City prosecutor, is the past President of New England Law/Boston and has been a member of the Board of Trustees for over 25 years. He has been Chairman of the Endowment Committee for over ten years. Mr. Sucoff received a B.A. from SUNY Binghamton in 1974 and a J.D. from New England School of Law in 1977, where he was the Managing Editor of the Law Review and graduated magna cum laude. He has been a member of the Bar of the State of New York since 1978. We believe that Mr. Sucoff’s broad financial and legal experience qualifies him to serve as a member of our board of directors.
Executive Officers of the Registrant
Biographical information concerning each of our executive officers is set forth below. Information concerning Roger J. Pomerantz, M.D., F.A.C.P., our Chief Executive Officer, may be found above in the section entitled “Director Biographical Information.”
Natalie Bogdanos, J.D.
Ms. Bogdanos, age 53, has served as our General Counsel and Corporate Secretary since August 2014, and served as a member of the Interim Office of the Chief Executive Officer from March 2017 to June 2017. Ms. Bogdanos has also served as our Data Protection Officer since July 2018. She has over 20 years of experience in the legal field, at least 15 of which were serving as the chief legal officer of publicly traded biotechnology companies. Prior to joining ContraFect in 2014, Ms. Bogdanos served as a full-time legal consultant for Ferring Pharmaceuticals, Inc. from January 2014 to August 2014. Prior to that, Ms. Bogdanos served as Associate General Counsel at Memorial Sloan-Kettering Cancer Center (“MSKCC”), a cancer treatment and research institution, where she held a joint appointment with the Office of the General Counsel and the Office of Technology Development (“OTD”) from 2012 to 2013. At MSKCC, she provided legal counsel and guidance to various departments throughout the institution while having sole responsibility for the legal oversight of the OTD. Prior to MSKCC, she was General Counsel at Enzo Biochem, Inc. (“Enzo”), a publicly traded international biotechnology and life science company, from 2003 to 2012. At Enzo, she was responsible for leading the legal department, ensuring SEC and regulatory compliance, overseeing litigation and managing Enzo’s portfolio of 500+ patents and patent applications and negotiating complex business development agreements as well as other contracts. Previously, Ms. Bogdanos was an associate at Amster, Rothstein & Ebenstein from 1999 to 2003 where her practice focused on all intellectual property matters including related litigation. Ms. Bogdanos was a faculty member at the Practising Law Institute. Prior to attending law school, she was a research technician at the Public Health Research Institute where her work focused on
Staphylococcus aureus
. Ms. Bogdanos is an attorney and admitted to practice law in New York, the United States District Court, Southern and Eastern District of New York and the United States Court of Appeals for the Federal Circuit. She is also licensed to practice before the United States Patent and Trademark Office. Ms. Bogdanos received her J.D. from New York Law School and her Bachelor of Arts in Biology, with honors, from Queens College of the City University of New York.
Cara M. Cassino, M.D.
Dr. Cassino, age 60, has served as our Chief Medical Officer since September 2015, also as Executive Vice President of Research and Development since August 2016, and served as a member of the Interim Office of the Chief Executive Officer from March 2017 to June 2017. Dr. Cassino has over 20 years of experience as a clinician and executive in healthcare, including over 15 years of experience in pharmaceutical product development with over 20 successful regulatory submissions in the United States and globally. Prior to joining ContraFect, Dr. Cassino served as an independent consultant to various pharmaceutical and biotechnology companies, including SCYNEXIS Inc., from December 2014 to September 2015. Prior to that, she served as Senior Vice President at Forest Laboratories, Inc., a biopharmaceutical company (acquired by Actavis plc, now Allergan plc), where she oversaw Global Clinical Development from 2013 to 2014. While at Forest, she was responsible for pre-
and post- marketing clinical activities for a portfolio of 35 compounds, and also clinical due diligence for M&A activity, including the $2.9 billion acquisition of Aptalis Pharma and the $1.1 billion acquisition of Furiex Pharmaceuticals. From 2008 to 2013, Dr. Cassino held a number of senior positions at Pfizer, including Global Medical Team Leader of Pfizer’s antibacterial franchise which included Zyvox (linezolid) and Medicines Development Group VP for Pulmonary Vascular Disease and Rare Diseases. Prior to joining Pfizer, Dr. Cassino also served as Executive Medical Director for the late-stage U.S. respiratory franchise at Boehringer-Ingelheim Pharmaceuticals, Inc. and was a member of the academic faculty of the Division of Pulmonary and Critical Care Medicine at New York University (NYU) School of Medicine for eight years prior to joining industry. Dr. Cassino received her B.A., summa cum laude, in Chemistry and Fine Arts from NYU where she was elected Phi Beta Kappa, followed by an M.D. from NYU School of Medicine. She completed her internship and residency in Internal Medicine at NYU/Bellevue Hospital and a fellowship in Pulmonary/Critical Care Medicine at NYU and Mount Sinai Medical Centers. Dr. Cassino is Board Certified in both internal medicine and pulmonary medicine.
Michael Messinger, CPA
. Mr. Messinger, age 47, has served as our Chief Financial Officer since November 2018. He has more than 20 years of experience in finance, accounting and forecasting for clinical development. Prior to joining ContraFect in November 2012 as our Vice President, Finance, and later serving as our Senior Vice President, Finance beginning in August 2016, he served as Director of Finance at Lexicon Pharmaceuticals, Inc. (“Lexicon”) for eight years and also held the position of Controller for three years. Prior to working at Lexicon, Mr. Messinger served as Controller of Coelacanth Corporation (which was acquired by Lexicon) for two years. While at Lexicon, Mr. Messinger was responsible for the financial management of Lexicon’s partnership with Symphony Capital, LLC, in addition to coordinating fiscal and program management concerning Lexicon’s development programs. Mr. Messinger received his B.B.A. degree in accounting from the University of Michigan. He started his career as an auditor at Ernst & Young LLP.
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

The remaining information required by this Item 10 will be contained under the heading “Corporate Governance,” “Delinquent Section 16(a) Reports” and “Executive Compensation – Compensation Committee Interlocks and Insider Participation,” if applicable, in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this Item 11 will be contained under the heading “Executive Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be contained under the headings “Executive Compensation – Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be contained under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this Item 14 will be contained under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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
(3) Exhibits
Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of ContraFect Corporation, dated August 1, 2014, and Certificate of Amendment, dated May 9, 2016, Certificate of Amendment dated May 2, 2017, Certificate of Amendment dated February 3, 2020, and Certificate of Amendment dated February 24, 2022	10-K	001-36577	3.1	March 18, 2020

3.2	Amended and Restated Bylaws of ContraFect Corporation	10-Q	001-36577	3.2	November 13, 2020

4.1	Form of Common Stock Certificate	S-1/A	333-195378	4.1	July 3, 2014

4.2	Form of Warrant Agreement by and between ContraFect Corporation and the American Stock Transfer & Trust Company, LLC, dated July 27, 2016	8-K	001-36577	4.1	July 27, 2016

4.3	Form of Warrant Certificate	8-K	001-36577	4.2	July 27, 2016

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

4.4	Form of Warrant Agreement by and between ContraFect Corporation and the American Stock Transfer & Trust Company, LLC, dated July 25, 2017	8-K	001-36577	4.1	July 25, 2017

4.5	Form of Warrant Certificate	8-K	001-36577	4.2	July 25, 2017

4.6	Description of ContraFect Corporation Securities	10-K	001-36577	4.12	March 18, 2020

10.1	License Agreement, between The Rockefeller University and ContraFect Corporation, dated July 12, 2011	S-1	333-195378	10.1	April 18, 2014

10.2	Lease Agreement, between Hudson View Building #3 LLC and ContraFect Corporation, dated December 1, 2010	S-1	333-195378	10.2	April 18, 2014

10.3	Lease Agreement, between Hudson View Building #3 LLC and ContraFect Corporation, dated January 1, 2012	S-1	333-195378	10.3	April 18, 2014

10.4#	Form of Indemnification Agreement	S-1/A	333-195378	10.4	July 1, 2014

10.5#	ContraFect Corporation Amended and Restated 2008 Equity Incentive Plan	S-1	333-195378	10.11	April 18, 2014

10.6#	ContraFect Corporation Form of Stock Option Agreement	S-1	333-195378	10.12	April 18, 2014

10.7#	ContraFect Corporation 2008 Equity Incentive Plan	S-1	333-195378	10.13	April 18, 2014

10.8#	ContraFect Corporation 2014 Omnibus Incentive Plan	S-1/A	333-195378	10.14	July 1, 2014

10.9	License Agreement, between Trellis Bioscience LLC and ContraFect Corporation, dated January 29, 2014	S-1/A	333-195378	10.15	July 1, 2014

10.10	Amendment to the Trellis License Agreement, dated June 15, 2014	S-1/A	333-195378	10.16	July 1, 2014

10.11#	Offer Letter, dated June 26, 2014, between ContraFect Corporation and Natalie Bogdanos, as amended by Amendment No. 1, dated November 2, 2015	10-K	001-36577	10.27	March 15, 2017

10.12#	Offer Letter, dated August 24, 2015, between ContraFect Corporation and Cara Cassino, M.D.	10-K	001-36577	10.28	March 15, 2017

10.13#	Amendment No. 1 to Offer Letter, dated March 15, 2017, between ContraFect Corporation and Cara Cassino, M.D.	10-K	001-36577	10.29	March 15, 2017

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.14#	Employment Agreement, dated as of April 2, 2019, by and between ContraFect Corporation and Roger J. Pomerantz	8-K	001-36577	10.1	April 2, 2019

10.15	Stock Purchase Agreement, dated December 9, 2019, by and between ContraFect Corporation and Pfizer Inc.	8-K	001-36577	10.1	December 12, 2019

10.16#	Employment Agreement, dated November 5, 2012, by and between ContraFect Corporation and Michael Messinger	10-K	001-36577	10.16	March 30, 2021

10.17#	Non-Employee Director Compensation Program	10-K	001-36577	10.17	March 30, 2021

10.18	Cost-Sharing Agreement by and between ContraFect Corporation and the Biomedical Advanced Research and Development Authority, dated March 15, 2021	8-K	001-36577	10.1	March 12, 2021

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

Item 16.	Form 10-K Summary
None

CONTRAFECT CORPORATION

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of ContraFect Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ContraFect Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, has incurred recurring losses and used significant cashflows in operations, expects continuing future losses and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Accrued and Prepaid Research and Development Costs

Description of the Matter	As discussed in Note 2 of the Company’s consolidated financial statements, costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to the Company by its vendors. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred. The Company’s estimates are highly dependent upon the timeliness and accuracy of the data provided by third parties regarding the status of their contracted activity. As of December 31, 2021, total accrued liabilities and prepaid expenses were $9.1 million and $4.4 million, respectively, including estimated amounts for research and clinical development service costs either incurred and unpaid or paid in advance as of that date.

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

How We Addressed the Matter in Our Audit	To test the estimated accrued and prepaid research and development costs, we performed audit procedures that included, among others, assessing the methodologies and testing the significant assumptions applied, such as the number of patient visits and trial sites and the amount of manufacturing activity. We also tested the underlying data used by management and assessed the historical accuracy of management’s estimates. We performed inquiries of management regarding the status of significant trials and manufacturing activities to understand the impact of recent developments on the accounting for the studies and requested confirmation of costs incurred as of period end that were invoiced or remained unbilled from a sample of CROs and CMOs. Additionally, we compared significant cash payments to the contractual terms. To evaluate the completeness of the accrued research and development costs we also examined invoices received from vendors and cash disbursements made subsequent to December 31, 2021.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Hartford, Connecticut
March 24, 2022

CONTRAFECT CORPORATION
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$16,654	$15,485
Marketable securities	37,631	27,005
Prepaid expenses	4,439	3,084
Other current assets	4,140	1,081

Total current assets	62,864	46,655
Property and equipment, net	741	910
Operating lease right-of-use assets	2,544	2,811
Other assets	613	740

Total assets	$66,762	$51,116

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,389	$1,806
Accrued liabilities	9,128	3,610
Current portion of lease liabilities	657	644

Total current liabilities	12,174	6,060
Warrant liabilities	2,530	29,404
Long-term portion of lease liabilities	2,609	2,959
Other liabilities	73	73

Total liabilities	17,386	38,496
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none issued or outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value, 125,000,000 shares authorized; 39,332,721 and 27,810,161 shares issued and outstanding at December 31, 2021 and 2020	4	3
Additional paid-in capital	310,008	252,908
Accumulated other comprehensive loss	(84)	(21)
Accumulated deficit	(260,552)	(240,270)

Total stockholders’ equity	49,376	12,620

Total liabilities and stockholders’ equity	$66,762	$51,116

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Operations
(in thousands, except share and
per-share
data)

	Year Ended December 31,
	2021	2020	2019
Operating expenses:
Research and development, including stock-based compensation of $933, $655 and $469, respectively	$35,508	$22,614	$18,057
General and administrative, including stock-based compensation of $2,261, $1,921 and $977, respectively	11,757	11,625	9,809

Total operating expenses	47,265	34,239	27,866

Loss from operations	(47,265)	(34,239)	(27,866)
Other income (expense):
Interest income	109	192	359
Other expense	—	(2,165)	—
Change in fair value of warrant liabilities	26,874	8,056	14,713

Total other income	26,983	6,083	15,072

Net loss	$(20,282)	$(28,156)	$(12,794)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.55)	$(1.24)	$(1.54)

Basic and diluted weighted average shares outstanding	36,775,950	22,763,528	8,283,509

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(20,282)	$(28,156)	$(12,794)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities	(63)	(21)	30

Comprehensive loss	$(20,345)	$(28,177)	$(12,764)

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	7,940,931	$1	$204,891	$(30)	$(199,320)	$5,542
Issuance of securities in registered offerings	6,280,000	1	20,033	—	—	20,034
Issuance of securities in private placement	1,111,111	—	3,000	—	—	3,000
Financing cost of sale of securities	—	—	(1,713)	—	—	(1,713)
Stock-based compensation	—	—	1,447	—	—	1,447
Unrealized gain on marketable securities	—	—	—	30	—	30
Net loss	—	—	—	—	(12,794)	(12,794)

Balance, December 31, 2019	15,332,042	$2	$227,658	$—	$(212,114)	$15,546
Issuance of securities in registered offerings	11,797,752	1	21,107	—	—	21,108
Issuance of securities in private placement	674,156	—	3,000	—	—	3,000
Financing cost of sale of securities	—	—	(1,462)	—	—	(1,462)
Issuance of common stock for exercise of warrants	5,850	—	29	—	—	29
Issuance of common stock for exercise of options	361	—	—	—	—	—
Stock-based compensation	—	—	2,576	—	—	2,576
Unrealized loss on marketable securities	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(28,156)	(28,156)

Balance, December 31, 2020	27,810,161	$3	$252,908	$(21)	$(240,270)	$12,620
Issuance of securities in registered offering	11,500,000	1	57,499	—	—	57,500
Financing cost of sale of securities	—	—	(3,703)	—	—	(3,703)
Issuance of common stock for exercise of warrants	22,560	—	110	—	—	110
Stock-based compensation	—	—	3,194	—	—	3,194
Unrealized loss on marketable securities	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	(20,282)	(20,282)

Balance, December 31, 2021	39,332,721	$4	$310,008	$(84)	$(260,552)	$49,376

See accompanying notes.

CONTRAFECT CORPORATION
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(20,282)	$(28,156)	$(12,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	148	168	169
Stock-based compensation expense	3,194	2,576	1,447
Issuance costs allocated to warrants	—	2,175	—
Change in fair value of warrant liabilities	(26,874)	(8,056)	(14,713)
Net amortization of premium paid on marketable securities	924	378	171
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current and non-current assets	(4,336)	1,738	(1,263)
Increase (decrease) in accounts payable, accrued liabilities and other liabilities	6,101	(4,010)	(445)

Net cash used in operating activities	(41,125)	(33,187)	(27,428)
Cash flows from investing activities
Purchases of marketable securities	(48,698)	(47,555)	—
Proceeds from maturities of marketable securities	37,085	20,151	21,991
Purchases of property and equipment	—	—	(20)

Net cash (used in) provided by investing activities	(11,613)	(27,404)	21,971
Cash flows from financing activities
Proceeds from issuance of equity securities	57,500	55,500	23,034
Payment of financing costs of securities sold	(3,703)	(3,637)	(1,713)
Proceeds from exercise of warrants	110	29	—

Net cash provided by financing activities	53,907	51,892	21,321

Net increase (decrease) in cash and cash equivalents	1,169	(8,699)	15,864
Cash and cash equivalents at beginning of period	15,485	24,184	8,320

Cash and cash equivalents at end of period	$16,654	$15,485	$24,184

Supplemental disclosures of cash flow information
Prepaid expenses in accrued liabilities	$—	$—	$4,097
Right-of-use assets obtained in exchange for lease obligations	$—	$—	$4,149
Leasehold improvement obtained in exchange for lease incentive obligations	$—	$—	$189
Issuance of warrants to purchase common stock	$—	$31,391	$—
See accompanying notes.

ContraFect Corporation
Notes to Financial Statements
December 31, 2021
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
S. aureus
, including methicillin-resistant strains, which causes serious infections such as bacteremia, pneumonia and osteomyelitis.
S. aureus
is also a frequent source of biofilm-dependent infections of heart valves (endocarditis), prosthetic joints, indwelling devices and catheters. These infections result in significant morbidity and mortality despite current antibiotic therapy. Exebacase is being studied in a pivotal Phase 3 superiority study to evaluate its safety, tolerability, efficacy and pharmacokinetics when used in addition to background standard of care antibacterial therapy for the treatment of
S. aureus
bacteremia, including right-sided endocarditis in adult patients.
The Company has incurred recurring losses since inception as a research and development organization and has an accumulated deficit of $260.6 million as of December 31, 2021. For the year ended December 31, 2021, the Company used $41.1 million of cash in operations. The Company has relied on its ability to fund its operations through public and private debt and equity financings, and, to a lesser extent, grant funding. The Company expects operating losses and negative cash flows to continue at significant levels in the future as it continues its clinical trials. As of December 31, 2021, the Company had approximately $54.3 million in cash, cash equivalents and marketable securities, which, without additional funding, the Company believes will not be sufficient to meet its obligations within the next twelve months from the date of issuance of these consolidated financial statements. The Company plans to continue to fund its operations through public or private debt and equity financings, but there can be no assurances that such financing will continue to be available to the Company on satisfactory terms, or at all. As such, under the requirements of Accounting Standard Codification (“ASC”)
205-40,
management may not consider the potential for future capital raises in its assessment of the Company’s ability to meet its obligations for the next twelve months, and substantial doubt exists about the Company’s ability to continue as a going concern for twelve months from the date the financial statements were issued. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate its research and development programs, which could adversely affect its business prospects, or the Company may be unable to continue operations or continue as a going concern.
The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
On August 14, 2020, the Company filed a shelf registration statement on Form
S-3
(the “Form
S-3”)
with the SEC. The Form
S-3
was declared effective by the SEC on August 31, 2020. The Form
S-3
allows the Company to offer and sell from
time-to-time
up to $150.0 million of common stock, preferred stock, debt securities, warrants or units comprised of any combination of these securities.
On March 22, 2021, the Company completed an underwritten public offering under the Form
S-3
of 11,500,000 shares of its common stock, including shares sold pursuant to the fully exercised overallotment option granted to the underwriters in connection with the offering, at a public offering price of $5.00 per share, resulting in estimated net proceeds to the Company of approximately $53.8 million after underwriting discounts and commissions and offering expenses payable by the Company.

On March 10, 2021, the Company entered into a cost-share contract (the “BARDA Contract”) with BARDA, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. Under the BARDA Contract, the Company will receive funding of up to an estimated $86.8 million to advance the development of exebacase. The base period for the BARDA Contract includes government funding of up to $9.8 million to reimburse expenses for to support the conduct of the ongoing Phase 3 clinical trial and futility analysis. Following successful completion of the base period, the BARDA Contract provides for approximately $77.0 million of additional BARDA funding for five option stages in support of the completion of the Phase 3 clinical trial of exebacase, further clinical and non-clinical
studies, manufacturing, supply chain, clinical, regulatory and administrative activities. The contract
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
Marketable Securities
Marketable securities consists of investments in corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale
pursuant to ASC 320,
Investments – Debt and Equity Securities
. The Company classifies marketable securities available to fund current operations as current assets on its consolidated balance sheets. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in interest income in the consolidated statement of operations on a specific-identification basis.
There were no realized gains on sales of marketable securities for the year ended December 31, 2021. There were $9,609 of realized gains on sales of marketable securities for the year ended December 31, 2020. There were no marketable securities that had been in an unrealized loss position for more than 12 months as of December 31, 2021 or 2020.
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
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts payable, accrued liabilities and warrant liabilities. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. The fair value of the Company’s warrant liabilities is
based upon unobservable inputs, as described further below.
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
Impairment of Long-lived Assets
In accordance with ASC 360,
Property, Plant, and Equipment
, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. As of December 31, 2021 and 2020, no impairment of long-lived assets has occurred.
Research and Development Costs
Research and development costs are charged to expense as incurred and are typically made up of salaries and benefits, clinical trial activities, drug development and manufacturing costs, and third-party service fees, including for clinical research organizations and investigative sites. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided by vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid expenses or accrued liabilities.
Stock-based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718,
Compensation—Stock Compensation,
which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees, directors, and non-employees,
including employee stock options. Compensation expense based on the grant date fair value is generally amortized over the requisite service period of the award on a straight-line basis.
The fair value of options is calculated using the Black-Scholes option pricing model on the date of grant based on key assumptions such as stock price, risk free interest rates, expected volatility, expected term, and expected dividend yield. The Company’s estimates of these assumptions are based on historical data and judgment regarding future trends and factors.
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
The Company is subject to federal, state and local taxes and follows a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the position is “more likely than not” to be sustained assuming examination by tax authorities. Management has reviewed the Company’s tax positions for all open tax years (tax years ended December 31, 2010 through December 31, 2021) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. There are no income tax audits in progress as of December 31, 2021.
Government Contracts and Grant Agreements
The Company recognizes a receivable, which is included in other current assets on its consolidated balance sheet, and the related reduction in its research and development expenses when the actual reimbursable costs have been incurred and there is reasonable assurance that the Company has complied with the conditions of the applicable government contract or grant agreement and the amounts will be received. The Company recognized a reduction to its research and development expense in the amount of approximately
$10.5 million, $4.2 million and $3.6 million for the years ended December 31, 2021, 2020 and 2019 respectively. The receivable for government contracts and grant agreements as of December 31, 2021 and 2020 was approximately $4.1 million and $
1.1

million, respectively, and is included in other current assets on the consolidated

balance sheet. The Company has approximately
$7.7 million of committed government contract and grant agreement funding remaining as of December 31, 2021.
Net Loss per Share Applicable to Common Stockholders
Basic net loss per share applicable to common stockholders is calculated by dividing net loss applicable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share applicable to common stockholders is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the dilutive net loss per share applicable to common stockholders’ calculation, stock options and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share applicable to common stockholders, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.
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
2018-13-
Fair Value Measurement (Topic 820).
Topic 820 eliminates, adds and modifies certain disclosure requirements for fair value measurements. The adoption of the new guidance did not affect the Company’s consolidated financial statements.

Income Taxes
On January 1, 2021, the Company adopted Accounting Standards Update
No. 2019-12,
Income Taxes (Topic 740)
, which simplified the accounting for income taxes. The adoption of the new guidance did not affect the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued a new Accounting Standards Update,
Financial Instruments-Credit Losses (ASU
2016-13).
ASU
2016-13
amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale
debt securities be recorded through an allowance for such losses rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The new standard is effective for interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact that this new standard will have on its consolidated financial statements and related disclosures.
In November 2021, the FASB issued a new Accounting Standards Update,
Disclosure by Business Entities about Government Assistance (ASU 2021-10)
. ASU 2021-10 improves the transparency of government assistance received by certain business entities by requiring the disclosure of (1) the types of government assistance received, (2) the accounting for such assistance, and (3) the effect of the assistance on the business entity’s financial statements. The new standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact that this new standard will have on its consolidated financial statements and related disclosures.
3. Marketable Securities
Marketable securities at December 31, 2021 consisted of the following (in thousands):

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$37,715	$—	$(84)	$37,631
Marketable securities at December 31, 2020 consisted of the following (in thousands):

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$27,026	$6	$(27)	$27,005
Corporate debt includes obligations issued by investment-grade corporations. At December 31, 2021, the Company held only investments that have maturities of less than one year.
At December 31, 2021 and December 31, 2020, the Company held
 23
and 15 debt securities, respectively, that individually and in total were in an immaterial unrealized loss position for less than one year
. The aggregate fair value of debt securities in an unrealized loss position at December 31, 2021 and December 31, 2020 was
$37,631

and $18,116, respectively. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It was not more likely than not that the Company would have been required to sell the securities prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not
considered to be other-than-temporarily impaired as of December 31, 2021 and December 3
1
, 2020.

4. Fair Value Measurements
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurement as of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$7,734	$—	$—
Marketable securities	37,631	—	—
Warrant liabilities	—	—	2,530

Total	$45,365	$—	$2,530

	Fair Value Measurement as of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$12,921	$—	$—
Marketable securities	27,005	—	—
Warrant liabilities	—	—	29,404

Total	$39,926	$—	$29,404

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
re-measured
at each subsequent reporting period and changes in fair value are recognized in the consolidated statement of operations.
The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	As of December 31, 2021	As of December 31, 2020
Expected volatility	56.5%	100.1%
Remaining contractual term (in years)	0.58	1.58
Risk-free interest rate	0.19%	0.12%
Expected dividend yield	—%	—%
The Company issued warrants to the purchasers of its 2020 Offering (the “2020 Warrants”). The Company determined that these warrants should be classified as a liability and considered as a Level 3 financial instrument (see also Note 9, “Capital Structure”). The 2020 Warrants are re-measured
at each subsequent reporting period and changes in fair value are recognized in the consolidated statement of operations.
The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	As of December 31, 2021	As of December 31, 2020
Expected volatility	61.9%	111.9%
Remaining contractual term (in years)	1.42	2.42
Risk-free interest rate	0.56%	0.15%
Expected dividend yield	—%	—%
The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2021, 2020 and 2019 (in thousands):
Warrant liabilities

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$29,404	$6,069	$20,782
Issuance of 2020 Warrants	—	31,391	—
Change in fair value	(26,874)	(8,056)	(14,713)

Balance at end of period	$2,530	$29,404	$6,069

The key inputs into the Black-Scholes option pricing model are the per share value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liability.

5. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements, at cost, consisted of the following for the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Computer equipment	$20	$20
Furniture	435	435
Lab equipment	1,864	1,864
Leasehold improvements	1,985	2,006

	4,304	4,325
Less: accumulated depreciation and amortization	(3,563)	(3,415)

	$741	$910

Depreciation expense was $148, $168 and $169 for the years ended December 31, 2021, 2020 and 2019, respectively.
6. Accrued Liabilities
Accrued liabilities consisted of the following for the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Accrued research and clinical development service fees	$5,641	$801
Accrued compensation costs	2,215	2,069
Accrued professional fees	819	457
Accrued facilities operation expenses	307	173
Other accrued expenses	146	110

	$9,128	$3,610

7. Net Loss Per Share of Common Stock
Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding.
The following table sets forth the computation of basic and diluted loss per share for common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Net loss applicable to common stockholders	$(20,282)	$(28,156)	$(12,794)
Weighted average shares of common stock outstanding	36,775,950	22,763,528	8,283,509

Net loss per share of common stock—basic and diluted	$(0.55)	$(1.24)	$(1.54)

The following potentially dilutive securities outstanding at December 31, 2021, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been antidilutive given the Company’s net loss:

	December 31,
	2021	2020	2019
Options to purchase common stock	2,899,694	1,853,841	1,216,338
Warrants to purchase common stock	10,926,594	12,350,293	3,033,910

	13,826,288	14,204,134	4,250,248

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
The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	December 31,
Description	2021	2020
Operating lease liabilities:
Current portion of lease liabilities	$657	$644
Long-term portion of lease liabilities	$2,609	$2,959
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

As of December 31, 2021, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Amount
Year ending December 31:
2022	$693
2023	707
2024	721
2025	736
2026	750
Thereafter	702

Total lease payments	4,309
Less: Present value adjustment	(1,043)

Operating lease liabilities	$3,266

Lease costs under the terms of the Company’s leases for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease cost (1)	$616	$615
Variable lease costs (2)	148	126

Total lease cost	$764	$741

(1)	Operating lease payments included in the measurement of the Company’s lease liabilities are comprised of fixed payments according to the terms of the Company’s leases.
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

•
On June 1, 2011, the Company entered into a license agreement for the exclusive rights to The Rockefeller University’s interest in a joint patent application covering the method of delivering antibodies through the cell wall of gram-positive bacteria to the periplasmic space. This intellectual property was developed as a result of the sponsored research agreement between the Company and The Rockefeller University and was jointly discovered and filed by the two parties.

•
On September 23, 2010, the Company entered into a license agreement for the worldwide, exclusive right to develop, make, have made, use, import, lease, sell, and offer for sale products that would otherwise infringe a claim of the suite of patents and patent applications covering the composition of matter for eight individual lysin molecules for the treatment and prevention of diseases caused by gram-positive bacteria. The lysins in this suite have activity against Group B
Streptococci
,
Staphylococcus aureus, Streptococcus pneumonia, Bacillus anthracis, Enterococcus faecalis and Enterococcus faecium
.

In consideration for the licenses, the Company paid Rockefeller license initiation fees in cash and stock. The Company paid annual maintenance fees of $200,000 in each of 2021, 2020 and 2019, and are required to pay $200,000 each year thereafter until the licenses terminate. Depending on the success of its programs, the Company may also incur regulatory milestone payments up to a total of $5.0 million and royalties of up to
5
% on net sales from products to Rockefeller. We are allowed to grant sublicenses to third parties without prior approval, subject to certain conditions and the payment of a certain percentage of all payments we receive from sublicensees. There were no milestone, royalty or sublicense payments made during the years ended December 31, 2021 or 2020. The Company made a milestone payment under the
CF-301
License of $430,000 during the year ended December 31, 2019 for the completion of the Phase 2 trial. The Company has made total milestone payments under the
CF-301
License of $810,000 as of December 31, 2021.
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
9
. Capital Structure
Common Stock
As of December 31, 2021, the Company was authorized to issue 125,000,000 shares of common stock at $0.0001 par value per share.
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

On May 27, 2020, the Company completed an underwritten public offering of 11,797,752 shares of its common stock and warrants to purchase an additional 8,848,314 shares of its common stock at an exercise price of $4.90 per share. The public offering price was $4.45 for one share of common stock and an accompanying warrant to purchase 0.75 shares of common stock, resulting in net proceeds to the Company of approximately $48.9 million after underwriting discounts and commissions and offering expenses payable by the Company. The Company completed a concurrent private placement to Pfizer of 674,156 shares of common stock and an accompanying warrant to purchase an additional 505,617 shares of its common stock at an exercise price of $4.90 per share at a price of $4.45 for one share of common stock and an accompanying warrant to purchase 0.75 shares of common stock, resulting in net proceeds to the Company of approximately $3.0 million. Warrants to purchase 22,560 and 5,850 shares of common stock were exercised during the years ended December 31, 2021 and 2020, respectively.
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
The Company issued warrants in its 2020, 2017 and 2016 offerings of securities. These warrants contain a fundamental transaction provision that obligates the Company to cash settle the warrants under a limited set of conditions not entirely within the Company’s control. Due to this conditional obligation, the Company determined that the 2020 Warrants, the 2017 Warrants and the 2016 Warrants should be classified as liabilities in the Company’s consolidated balance sheet. At issuance, the Company determined the fair value of the 2020 Warrants, the 2017 Warrants and 2016 Warrants to be $31.4 million, $12.4 million and $18.6 million, respectively, and reclassified these balances from stockholders’ equity to warrant liability. The fair value of these warrants is re-measured
at each reporting period and changes in fair value are recognized in the consolidated statement of operations (see Note 4, “Fair Value Measurements”). Additionally, the Company allocated approximately $2.2 million, $0.9 million and $1.6 million of issuance costs to the 2020 Warrants, the 2017 Warrants and 2016 Warrants, respectively, based on the proportion of the proceeds allocated to the fair value of the warrants. The allocated issuance costs were expensed as other expense in the Company’s consolidated statement of operations. On July 27, 2021, the 2016 Warrants expired in accordance with their terms and are no longer exercisable.
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
Dividends
The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of December 31, 2021, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance
The Company has reserved for future issuance the following number of shares of common stock As of December 31, 2021 and 2020:

	December 31,
	2021	2020
Outstanding options to purchase common stock	2,899,694	1,853,841
Outstanding warrants to purchase common stock	10,926,594	12,350,293
For future issuance under the 2014 Omnibus Incentive Plan	77,631	41,079
For future issuance under the 2021 Employment Inducement Plan	1,000,000	—

	14,903,919	14,245,213

1
0
. Stock Warrants
As of December 31, 2021 and 2020, the Company had warrants outstanding to purchase the underlying number of shares of common stock as shown in the table below.

	December 31,
	2021	2020
2020 Warrants	8,819,904	8,842,464
2017 Warrants	1,599,645	1,599,645
2016 Warrants	—	1,400,000
Pfizer Warrant	505,617	505,617
Other warrants (1)	1,428	2,567

Warrants to purchase common stock	10,926,594	12,350,293
Weighted-average exercise price per share	$6.47	$9.14

(1)	Other warrants are comprised of warrants issued prior to the Company’s IPO, generally in exchange for services rendered to the Company.
The following table summarizes information regarding the Company’s warrants outstanding and the corresponding exercise price at December 31, 2021:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
≤ $10.00	9,325,521	May 27, 2023
> $10.00 ≤ $20.00	1,599,645	July 25, 2022
> $20.00	1,428	January 5, 2022

	10,926,594

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
2014 Omnibus Incentive Plan
In April 2014, the Company’s board of directors adopted the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s shareholders on July 3, 2014. The 2014 Plan allows for the granting of incentive and non-qualified
stock options, restricted stock and stock unit awards, stock appreciation rights and other performance-based awards to the Company’s employees, members of the board of directors and consultants of the Company. On July 28, 2014, the effective date of the 2014 Plan, the number of shares of common stock reserved pursuant to the 2014 Plan was 57,143. The 2014 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2015 and ending on January 1, 2024, equal to the lesser of (i) 4% of the outstanding shares of common stock on December 31 immediately preceding such date or (ii) a lesser amount determined by the Company’s board of directors. Consistent with the provision for an annual increase, an additional 2,695,373 shares of common stock have been reserved under the 2014 Plan as of December 31, 2021.
2021 Employment Inducement Omnibus Incentive Plan
In September 2021, the Company’s board of directors adopted the 2021 Employment Inducement Omnibus Incentive Plan (the “2021 Plan”), under which the number of shares of common stock reserved for issuance was 1,000,000. The 2021 Plan allows for the granting of non-qualified stock options, restricted stock and stock unit awards, stock appreciation rights and other performance-based awards only to newly hired employees of the Company.
The Company recognizes compensation expense for stock-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Stock option activity for the year ended December 31, 2021, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	1,853,841	$14.33
Granted	1,227,500	$4.31
Exercised	—	—
Expired	(109,115)	$45.57
Forfeited	(72,532)	$5.86

Options outstanding at December 31, 2021	2,899,694	$9.12	7.85	$—

Vested and exercisable at December 31, 2021	1,476,281	$12.65	6.86	$—

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the years ended December 31, 2021, 2020 and 2019 was $4.31, $9.67 and $4.30, respectively. Total compensation expense recognized amounted to $3.2 million, $2.6 million and $1.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the total remaining unrecognized compensation cost related to unvested stock options was approximately $5.7 million which will be recognized over a weighted average period of approximately 2.38 years.

The following weighted average assumptions were used to compute the fair value of stock option grants:

	Year Ended December 31,
	2021	2020	2019
Risk free interest rate	0.83%	1.14%	2.35%
Expected dividend yield	—	—	—
Expected term (in years)	5.99	6.03	6.06
Expected volatility	94.5%	94.6%	89.7%
Expected volatility—
The Company estimated the expected volatility based on the Company’s historical volatility data.
Expected term—
The Company based expected term on the midpoint of the vesting period and the contractual term of each respective option grant.
Risk-free interest rate—
The Company estimated the risk-free interest rate in reference to yield on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award.
Expected dividend yield—
The Company estimated the expected dividend yield based on consideration of its historical dividend experience and future dividend expectations. The Company has not historically declared or paid dividends to common stockholders. Moreover, it does not intend to pay dividends in the future, but instead expects to retain any earnings to invest in its continued growth.
1
2
. 401k Savings Plan
In 2010, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax
basis. During 2015, the Company established an employer matching program for participants in the 401(k) Plan. The Company incurred approximately $0.2 million, $0.1 million and $0.1 million of expense for matching contributions to the 401(k) Plan during the years ended December 31, 2021, 2020 and 2019, respectively.
1
3
. Income Taxes
The Company has available approximately $275.5
 million and
$293.9
 million of
unused operating loss carryforwards for federal and state tax purposes, respectively, that may be applied against future taxable income. The NOL carryforwards will begin to expire in the year 2028 and research and development (R&D) credits will begin to expire in 2031 if not utilized prior to that date. The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets. Based on the Company’s history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, no provision for a deferred tax asset has been made for the tax benefits of the net operating loss carryforwards as the entire amount is offset by a valuation allowance. The valuation allowance increased by approximately $12.8 million and
$10.7 million during the years 2021 and 2020, respectively, and was approximately $85.6 million and
$72.8 million at December 31, 2021 and 2020, respectively.
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
The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. For the three years ended December 31, 2021, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not, as yet, conducted a study of R&D credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated

balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.
The principal components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryovers	$77,431	$65,990
Stock-based compensation	2,457	2,265
R&D tax credits	5,031	3,833
Accrued compensation and severance	563	587
Lease liability	911	1,013
Intangible assets	88	99

Total deferred tax asset s	$86,481	$73,787
Valuation allowance	(85,613)	(72,803)

Total deferred tax assets net of valuation allowance	$868	$984
Deferred tax liabilities:
Right-of-use asset	(746)	(833)
Depreciation	(122)	(151)

Total deferred tax liabilities	$(868)	$(984)

Net deferred tax asset (liability)	$—	$—

A reconciliation of the statutory U.S. Federal rate to the company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal income tax benefit at statutory rate	(21.00)%	(21.00)%	(21.00)%
State income tax, net of federal benefit	(14.41)	(9.09)	(15.09)
Permanent items including change in fair value of warrants	(26.27)	(5.35)	(21.87)
Change in valuation allowanc e	63.08	37.88	62.56
R&D tax credits	(5.89)	(2.43)	(4.72)
Other	4.49	(0.01)	0.12

Effective income tax (benefit) expense rate	0%	0%	0%

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTRAFECT CORPORATION

Date: March 24, 2022	By:	/s/ Roger J. Pomerantz, M.D., F.A.C.P.
Roger J. Pomerantz, M.D., F.A.C.P.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger J. Pomerantz, M.D., F.A.C.P. Roger J. Pomerantz, M.D., F.A.C.P.	President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	March 24, 2022

/s/ Michael Messinger Michael Messinger	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer )	March 24, 2022

/s/ Sol J. Barer, Ph.D. Sol J. Barer, Ph.D.	Lead Independent Director	March 24, 2022

/s/ Steven C. Gilman, Ph.D. Steven C. Gilman, Ph.D.	Vice Chairman of the Board	March 24, 2022

/s/ Lishan Aklog, M.D. Lishan Aklog, M.D.	Director	March 24, 2022

/s/ Jane F. Barlow, M.D., M.P.H., M.B.A. Jane F. Barlow, M.D., M.P.H., M.B.A.	Director	March 24, 2022

/s/ David N. Low, Jr. David N. Low, Jr.	Director	March 24, 2022

/s/ Michael J. Otto, Ph.D. Michael J. Otto, Ph.D.	Director	March 24, 2022

/s/ Cary W. Sucoff Cary W. Sucoff	Director	March 24, 2022