Form 10-Q
period 2022-03-31
CONTRAFECT Corp
filed 2022-05-16
CIK 1478069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock outstanding as of May 10, 2022 was 39,332,721.

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

RISK FACTOR SUMMARY
Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form
10-Q.
You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include
, but are not limited to,
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

i

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

ii

CONTRAFECT CORPORATION
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONTRAFECT CORPORATION
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$9,637	$16,654
Marketable securities	32,644	37,631
Prepaid expenses	6,541	4,439
Other current assets	3,450	4,140

Total current assets	52,272	62,864
Property and equipment, net	696	741
Operating lease right-of-use assets	2,471	2,544
Other assets	601	613

Total assets	$56,040	$66,762

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,267	$2,389
Accrued and other current liabilities	7,786	9,128
Current portion of lease liabilities	661	657

Total current liabilities	16,714	12,174
Warrant liabilities	6,742	2,530
Long-term portion of lease liabilities	2,513	2,609
Other liabilities	73	73

Total liabilities	26,042	17,386
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 125,000,000 shares authorized, 39,332,721 shares issued and outstanding at March 31, 2022 and December 31, 2021	4	4
Additional paid-in capital	310,927	310,008
Accumulated other comprehensive loss	(224)	(84)
Accumulated deficit	(280,709)	(260,552)

Total stockholders’ equity	29,998	49,376

Total liabilities and stockholders’ equity	$56,040	$66,762

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$12,725	$8,021
General and administrative	3,254	2,765

Total operating expenses	15,979	10,786

Loss from operations	(15,979)	(10,786)
Other (expense) income:
Interest income	34	24
Change in fair value of warrant liabilities	(4,212)	5,567

Total other (expense) income	(4,178)	5,591

Net loss	$(20,157)	$(5,195)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.51)	$(0.18)

Basic and diluted weighted average shares outstanding	39,332,721	28,963,594

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(20,157)	$(5,195)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(140)	(8)

Comprehensive loss	$(20,297)	$(5,203)

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Loss	Deficit	Equity
Balance, December 31, 2021	39,332,721	$4	$310,008	$(84)	$(260,552)	$49,376
S tock -based compensation	—	—	919	—	—	919
Unrealized loss on marketable securities	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	(20,157)	(20,157)

Balance, March 31, 2022	39,332,721	$4	$310,927	$(224)	$(280,709)	$29,998

	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Loss	Deficit	Equity
Balance, December 31, 2020	27,810,161	$3	$252,908	$(21)	$(240,270)	$12,620
Issuance of securities in registered offering	11,500,000	1	57,499	—	—	57,500
Financing cost of sale of securities	—	—	(3,703)	—	—	(3,703)
Issuance of common stock for exercise of warrants	22,560	—	110	—	—	110
S tock -based compensation	—	—	581	—	—	581
Unrealized loss on marketable securities	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(5,195)	(5,195)

Balance, March 31, 2021	39,332,721	$4	$307,395	$(29)	$(245,465)	$61,905

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(20,157)	$(5,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38	31
S tock -based compensation expense	919	581
Change in fair value of warrant liabilities	4,212	(5,567)
Net amortization of premium on marketable securities	97	150
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current and non-current assets	(1,412)	(936)
Increase in accounts payable, accrued and other current liabilities	4,536	1,877

Net cash used in operating activities	(11,767)	(9,059)
Cash flows from investing activities
Proceeds from maturities of marketable securities	4,750	4,913

Net cash provided by investing activities	4,750	4,913
Cash flows from financing activities
Proceeds from issuance of securities	—	57,500
Payment of financing costs of securities sold	—	(3,703)
Proceeds from the exercise of warrants	—	110

Net cash provided by financing activities	—	53,907

Net (decrease) increase in cash and cash equivalents	(7,017)	49,761
Cash and cash equivalents at beginning of period	16,654	15,485

Cash and cash equivalents at end of period	$9,637	$65,246

See accompanying notes.

CONTRAFECT CORPORATION
Notes to Unaudited Consolidated Financial Statements
March 31, 2022
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
therapy for the treatment of
S. aureus
bacteremia, including right-sided endocarditis in
adolescent and
adult patients.
The Company has incurred recurring losses since inception as a research and development organization and has an accumulated deficit of $280.7 million as of March 31, 2022. For the quarter ended March 31, 2022, the Company used $11.8 million of cash in operations. The Company has relied on its ability to fund its operations through public and private debt and equity financings, and, to a lesser extent, grant funding. The Company expects operating losses and negative cash flows to continue at significant levels in the future as it continues its clinical trials. As of March 31, 2022, the Company had approximately $42.3 million in cash, cash equivalents and marketable securities, which, without additional funding, the Company believes will not be sufficient to meet its obligations within the next twelve months from the date of issuance of these consolidated financial statements. The Company plans to continue to fund its operations through public or private debt and equity financings, but there can be no assurances that such financing will continue to be available to the Company on satisfactory terms, or at all. As such, under the requirements of Accounting Standard Codification (“ASC”)
205-40,
management may not consider the potential for future capital raises in its assessment of the Company’s ability to meet its obligations for the next twelve months, and substantial doubt exists about the Company’s ability to continue as a going concern for twelve months from the date the financial statements were issued. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate its research and development programs, which could adversely affect its business prospects, or the Company may be unable to continue operations or continue as a going concern.
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial information as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited consolidated financial statements. The Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, including all related disclosures and the complete listing of significant accounting policies as described in Note 2 thereof, are included in the Company’s Annual Report on Form
10-K
that was filed with the SEC on March 25, 2022.
In the opinion of management, the unaudited financial information as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
The Company currently relies on a single manufacturer of exebacase drug substance, located in the United States, and two manufacturers of drug product, one located in the United States and one in Western Europe, and there are no long-term supply agreements in place. A sustained disruption in the operations of any of these manufacturers or in the event the Company would need to change to a new supplier, could result in a significant delay in the ability of the Company to complete the activities needed to support a Biologics License Application for, and, if approved, commercialization of exebacase.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to research and development prepaid expenses and accruals, stock-based compensation, warrant valuation and realization of net deferred income taxes. The Company’s actual results may differ from these estimates under different assumptions or conditions, including the effects of significant risks and uncertainties.
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
There were no realized gains on sales of marketable securities for the three months ended March 31, 2022 or 2021. There were no marketable securities that had been in an unrealized loss position for more than 12 months as of March 31, 2022 or

December 31,
2021.
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
S
tock
-based Compensation
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
Government Contracts and Grant Agreements
The Company recognizes a receivable, which is included in other current assets on its consolidated balance sheet, and the related reduction in its research and development expenses when the actual reimbursable costs have been incurred and there is reasonable assurance that the Company has complied with the conditions of the applicable government contract or grant agreement and the amounts will be received. The Company recognized a reduction to its research and development expense in the amount of approximately $2.1 million and $0.9 million for the three months ended March 31, 2022 and 2021 respectively. The receivable for government contracts and grant agreements as of March 31, 2022 and December 31, 2021 was approximately $3.5 million and $4.1 million, respectively, and is included in other current assets on the consolidated balance sheet. The Company has approximately $6.0 million of committed government contract and grant agreement funding remaining as of March 31, 2022.
Leases
The Company accounts for leases in accordance with Accounting Standards Update No.
2016-02-
Leases
(Topic 842). The Company determines if an arrangement is a lease at inception and recognizes right-of-use
(“ROU”) assets as the present value of the lease payments plus initial direct costs, if any, less any lease incentives. Assets are classified as either operating or finance ROU assets according to the classification criteria in Topic 842. The corresponding liability is computed as the present value of the lease payments at inception. The present value of the lease payments is computed using the rate implicit in the lease, if known, or the Company’s incremental borrowing rate. Operating lease costs are charged to operations on a straight-line basis over the term of the lease. The Company’s leases are further discussed in Note 7—“Commitments and Contingencies.”
Under the Company’s policy, it does not record an ROU asset or corresponding liability for arrangements where the initial lease term is one year or less. Those leases are expensed on a straight-line basis over the term of the lease.
Net Loss Per Share
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
Recently Adopted Accounting Pronouncements
Government Assistance
On January 1, 2022, the Company adopted Accounting Standards Update
No. 2021-10,
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
3. Marketable Securities
Marketable securities at March 31, 2022 consisted of the following (in thousands):

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$32,868	$—	$(224)	$32,644
Marketable securities at December 31, 2021 consisted of the following (in thousands):

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$37,715	$—	$(84)	$37,631
Corporate debt includes obligations issued by investment-grade corporations and may include issues that have been guaranteed by governments and government agencies. Investments classified as short-term have maturities of less than one year, and investments classified as long-term are those that have maturities of greater than one year and management does not intend to liquidate within the next twelve months. All of the Company’s marketable securities have an effective maturity of less than two years.
At March 31, 2022, the Company held 19 debt securities that individually and in total were in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2022 was approximately $30.6 million. The Company evaluated its securities for other than temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It was not more likely than not that the Company would have been required to sell the securities prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of March 31, 202
2
.
4. Fair Value Measurements
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurement as of March 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$6,276	$—	$—
Marketable securities	32,644	—	—
Warrant liabilities	—	—	6,742

Total	$38,920	$—	$6,742

	Fair Value Measurement as of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$7,734	$—	$—
Marketable securities	37,631	—	—
Warrant liabilities	—	—	2,530

Total	$45,365	$—	$2,530

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

	As of March 31, 2022	As of December 31, 2021
Expected volatility	80.2%	56.5%
Remaining contractual term (in years)	0.33	0.58
Risk-free interest rate	0.52%	0.19%
Expected dividend yield	—%	—%
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

	As of March 31, 202 2	As of December 31, 202 1
Expected volatility	71.3%	61.9%
Remaining contractual term (in years)	1.17	1.42
Risk-free interest rate	1.63%	0.56%
Expected dividend yield	—%	—%
Warrant liabilities
The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$2,530	$29,404
Decrease in fair value (1)	4,212	(5,567)

Balance at end of period	$6,742	$23,837

(1)	The change in fair values of the warrant liabilities is recorded in other income in the consolidated statement of operations.

The key inputs into the Black-Scholes option pricing model are the current per-share
value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liabilities.
5. Accrued Liabilities
Accrued liabilities consist of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Accrued research and development service fees	$5,962	$5,641
Accrued professional fees	936	819
Accrued compensation costs	599	2,215
Accrued facilities operation expenses	111	307
Other accrued expenses	28	146

Total accrued liabilities	$7,636	$9,128

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
The following table sets forth the computation of basic and diluted net loss per share for common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	202 2	202 1
Net loss	$(20,157)	$(5,195)
Weighted average shares of common stock outstanding	39,332,721	28,963,594

Net loss per share of common stock—basic and diluted	$(0.51)	$(0.18)

The following potentially dilutive securities outstanding at March 31, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	March 31,
	2022	2021
Options to purchase common stock	4,171,919	1,925,197
Warrants to purchase common stock	10,925,166	12,327,590

Total	15,097,085	14,252,787

7. Commitments and Contingencies
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
The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

Description	March 31, 2022	December 31, 2021
Operating lease liabilities:
Current portion of lease liabilities	$661	$657
Long-term portion of lease liabilities	$2,513	$2,609
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
As of March 31, 2022, the maturities of our operating lease liabilities were as follows (in thousands):

Amount
April 1, 2022 - December 31, 2022	$520
Year ending December 31:
2023	707
2024	721
2025	736
2026	750
Thereafter	702

Total lease payments	4,136
Less: Present value adjustment	(962)

Operating lease liabilities	3,174

Lease costs under the terms of the Company’s leases for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	March 31,
	2022	2021
Operating lease cost (1)	$153	$153
Variable lease costs (2)	40	30

Total lease cost	$193	$183

(1)	Operating lease payments included in the measurement of the Company’s lease liabilities are comprised of fixed payments according to the terms of the Company’s leases.
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
,
Staphylococcus aureus, Streptococcus pneumonia, Bacillus anthracis, Enterococcus faecalis and Enterococcus faecium
.

In consideration for the licenses, the Company paid Rockefeller license initiation fees in cash and stock. The Company paid annual maintenance fees of $200,000 in each of 2021, 2020 and 2019, and are required to pay $200,000 each year thereafter until the licenses terminate. Depending on the success of its programs, the Company may also incur regulatory milestone payments up to a total of $5.0 million and royalties of up to 5% on net sales from products to Rockefeller. We are allowed to grant sublicenses to third parties without prior approval, subject to certain conditions and the payment of a certain percentage of all payments we receive from sublicensees. There were no milestone, royalty or sublicense payments made during the three months ended March 31, 2022 or 2021. The Company has made total milestone payments under the
CF-301
License of $810,000 as of March 31, 2022.
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
8. Capital Structure
Common Stock
As of March 31, 2022, the Company was authorized to issue 125,000,000 shares of common stock.
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
On May 27, 2020, the Company completed an underwritten public offering of 11,797,752 shares of its common stock and warrants to purchase an additional 8,848,314 shares of its common stock at an exercise price of $4.90 per share. The public offering price was $4.45 for one share of common stock and an accompanying warrant to purchase 0.75 shares of common stock, resulting in net proceeds to the Company of approximately $48.9 million after underwriting discounts and commissions and offering expenses payable by the Company. The Company completed a concurrent private placement to Pfizer Inc. (“Pfizer”) of 674,156 shares of common stock and an accompanying warrant to purchase an additional 505,617 shares of its common stock at an exercise price of $4.90 per share (the “Pfizer Warrant”) at a price of $4.45 for one share of common stock and an accompanying warrant to purchase 0.75 shares of common stock, resulting in net proceeds to the Company of approximately $3.0 million. No warrants were exercised during the quarter ended March 31, 2022. Warrants to purchase 22,560 shares of common stock were exercised during the quarter ended March 31, 2021.

The Company issued warrants in its 2020 and 2017 offerings. These warrants contain a fundamental transaction provision that obligates the Company to cash settle the warrants under a limited set of conditions not entirely within the Company’s control. Due to this conditional obligation, the Company determined that the 2020 Warrants and the 2017 Warrants classified as liabilities in the Company’s consolidated balance sheet. At issuance, the Company determined the fair value of the 2020 Warrants and the 2017 Warrants to be $31.4 million and $12.4 million, respectively, and reclassified these balances from stockholders’ equity to warrant liability. The fair value of these warrants is re-measured
at each reporting period and changes in fair value are recognized in the consolidated statement of operations (see Note 4, “Fair Value Measurements”). Additionally, the Company allocated approximately $2.2 million and $0.9 million of issuance costs to the 2020 Warrants and the 2017 Warrants, respectively, based on the proportion of the proceeds allocated to the fair value of the warrants. The allocated issuance costs were expensed as other expense in the Company’s consolidated statement of operations.
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
Dividends
The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of March 31, 2022, no dividends have been declared or paid on the Company’s common stock since inception.
Reserved for Future Issuance
The Company has reserved for future issuance the following number of shares of common stock as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Outstanding options to purchase common stock	4,171,919	2,899,694
Outstanding warrants to purchase common stock	10,925,166	10,926,594
For future issuance under the 2014 Omnibus Incentive Plan	378,715	77,631
For future issuance under the 2021 Employment Inducement Plan	1,000,000	1,000,000

	16,475,800	14,903,919

9. Stock Warrants
As of March 31, 2022 and December 31, 2021, the Company had warrants to purchase the underlying common stock outstanding as shown in the table below.

	March 31, 2022	December 31, 2021
2020 Warrants	8,819,904	8,819,904
2017 Warrants	1,599,645	1,599,645
Pfizer Warrant	505,617	505,617
Other warrants (1)	—	1,428

Warrants to purchase common stock	10,925,166	10,926,594

Weighted-average exercise price per share	$6.45	$6.47

(1)	Other warrants are comprised of warrants issued prior to the Company’s initial public offering (“IPO”), generally in exchange for services rendered to the Company.

The following table summarizes information regarding the Company’s warrants outstanding at March 31, 2022:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
$4.90	9,325,521	May 27, 2023
$15.50	1,599,645	July 25, 2022

	10,925,166

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
2014 Omnibus Incentive Plan
In April 2014, the Company’s board of directors adopted the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s stockholders on July 3, 2014. The 2014 Plan allows for the granting of incentive and non-qualified
stock options, restricted stock and stock unit awards, stock appreciation rights and other performance-based awards to the Company’s employees, members of the board of directors and consultants of the Company. On July 28, 2014, the effective date of the 2014 Plan, the number of shares of common stock reserved pursuant to the 2014 Plan was 57,143. The 2014 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ended December 31, 2015 and ending on January 1, 2024, equal to the lesser of (i) 4% of the outstanding shares of common stock on December 31 immediately preceding such date or (ii) a lesser amount determined by the Company’s board of directors. Consistent with the provision for an annual increase, an additional 4,268,682 shares of common stock have been reserved under the 2014 Plan as of January 1, 2022.
The Company recognized compensation expense for s
tock
-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the three months ended March 31, 2022, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	2,899,694	$9.12
Granted	1,320,000	3.33
Exercised	—	—
Expired	(9,525)	12.38
Forfeited	(38,250)	5.02

Options outstanding at March 31, 2022	4,171,919	7.32	8.57	$461,675

Vested and exercisable at March 31, 2022	1,735,474	11.44	6.90	$28,209

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the three months ended March 31, 2022 and 2021 was $3.33 and $5.58, respectively. Total compensation expense recognized amounted to $0.9 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the total remaining unrecognized compensation cost related to unvested stock options was approximately $7.1 million which will be recognized over a weighted average period of approximately 2.70 years.

The following assumptions were used to compute the fair value of stock options granted during the period:

	Three Months Ended March 31,
	2022	2021
Risk free interest rate	1.94%	0.72%
Expected dividend yield	—	—
Expected term (in years)	6.06	6.06
Expected volatility	91.2%	96.3%
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
You should read the following discussion and analysis of our financial condition in conjunction with the information set forth in our financial statements and the notes to those statements included in this Quarterly Report on Form
10-Q
and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form
10-K
filed by us with the Securities and Exchange Commission (“SEC”) on March 25, 2022.
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
Lysins are recombinantly-produced enzymes, that when applied to bacteria cleave a key component of the target bacteria’s peptidoglycan cell wall, resulting in rapid bacterial cell death. In addition to the speed of action and potent cidality, we believe lysins are differentiated by their other hallmark features, which include the demonstrated ability to eradicate biofilms and synergistically boost the efficacy of conventional antibiotics in animal models. Amurin peptides are a new class of DLAs, discovered in our laboratories, which disrupt the outer membrane of gram-negative bacteria, resulting in rapid bacterial cell death, offering a distinct mechanism of action from lysins. Amurins have shown a potent, broad spectrum of in vitro
activity against a wide range of gram-negative pathogens, including deadly, drug-resistant
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
On March 10, 2021, we executed a cost-share contract (together with any exercise of BARDA’s options to extend such contract, the “BARDA Contract”) with the Biomedical Advanced Research and Development Authority (“BARDA”), part of the Office of the Assistant Secretary for Preparedness and Response at the U.S. Department of Health and Human Services. Under the terms of the BARDA Contract, the Company will receive $9.8 million in initial funding and up to an additional $77.0 million. The initial funding will be used to support our ongoing pivotal Phase 3 DISRUPT superiority trial of exebacase. Under the terms of the agreement, and if supported by Phase 3 DISRUPT study data, BARDA may provide the Company with additional funding upon achievement of key milestones to continue the advancement of exebacase through FDA product approval and completion of post-approval commitments. The BARDA Contract contains terms and conditions that are customary for contracts with BARDA of this nature, including provisions giving the government the right to terminate the contract at any time for its convenience. As a government contractor, we are subject to complex and wide-ranging federal and agency-specific regulations and contractual requirements. The costs of compliance with these requirements may be significant. Failure to comply with government contracting requirements could result in termination of our contract or the imposition of penalties.

We have never been profitable and our operating losses were $16.0 million, $47.3 million and $34.2 million for the three months ended March 31, 2022 and the years ended December 31, 2021 and 2020, respectively. As of March 31, 2022, we had an accumulated deficit of $280.7 million and we had approximately $42.3 million in cash, cash equivalents and marketable securities. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we will need additional financing to support our continuing operations and to continue as a going concern. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Without additional funding, the Company believes it will not have sufficient funds to meet its obligations within the next twelve months from the date of issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. We will need to generate significant revenues to achieve profitability, and we may never do so.
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
In a
pre-specified
analysis of MRSA-infected patients, the clinical responder rate at Day 14 in patients treated with exebacase was nearly
43-percentage
points higher than in patients treated with SOC antibiotics alone (74.1% for patients treated with exebacase compared to 31.3% for patients treated with SOC antibiotics alone (p=0.010)). In addition to the higher rate of clinical response, MRSA-infected patients treated with exebacase showed a
21-percentage
point reduction in
30-day
all-cause
mortality (p=0.056), a four day lower mean length of hospital stay and meaningful reductions in hospital readmission rates. Additional pre-specified
analyses showed a clinical responder rate at Day 14 in the subset of patients with bacteremia including right-sided endocarditis of 80.0% for patients treated with exebacase compared to 59.5% for patients treated with SOC antibiotics alone, an increase of over 20-percentage point (p=0.028). In the subset of patients with bacteremia alone, the clinical responder rate at Day 14 was 81.8% for patients treated with exebacase compared to 61.5% for patients treated with SOC antibiotics alone, an increase of over 20-percentage points (p=0.035).
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

On March 10, 2021, we entered into a cost-share contract (together with any exercise of BARDA’s options to extend such contract, the “BARDA Contract”) with BARDA, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. Under the BARDA Contract, we will receive funding of up to an estimated $86.8 million to advance the development of exebacase. The base period for the BARDA Contract includes government funding of up to $9.8 million to reimburse expenses for approximately one year to support the conduct of the ongoing Phase 3 clinical trial and futility analysis. Following successful completion of the base period, the BARDA Contract provides for approximately $77.0 million of additional BARDA funding for five option stages in support of the completion of the Phase 3 clinical trial of exebacase, further clinical and non-clinical
studies, manufacturing, supply chain, clinical, regulatory and administrative activities. The contract period-of-performance
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
,
K. pneumoniae
and
A. baumannii
in
in vitro
studies. We expect
CF-370
to be our next DLA to enter clinical studies.
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
To date, a large portion of our research and development work has related to the establishment of our platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and clinical testing of exebacase. We currently expect to focus the majority of our resources on the exebacase program. As our pipeline progresses, we are able to further leverage our employee and infrastructure resources across multiple development programs as well as research projects. We recorded approximately $12.7 million and $8.0 million of research and development expenses for the three months ended March 31, 2022 and 2021, respectively. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories to exebacase and
CF-370
as shown below.

The following table summarizes our research and development expenses by category for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Product development	$10,559	$5,710
Personnel related	2,391	1,828
Professional fees	1,025	904
Laboratory costs	559	322
Stock-based compensation	263	151
External research and licensing costs	42	31
Expenses reimbursed by grants	(2,114)	(925)

Total research and development expense	$12,725	$8,021

The following table summarizes our research and development expenses by program for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Exebacase	$10,388	$5,333
CF-370	951	546
Other research and development	846	1,088
Personnel related and stock-based compensation	2,654	1,979
Expenses reimbursed by grants	(2,114)	(925)

Total research and development expense	$12,725	$8,021

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

Other Income and Expenses
Other income and expenses consist primarily of interest income and changes in the fair value measurement of our warrant liabilities. Interest income includes interest earned on our cash and cash equivalents and available-for-sale
securities. The changes in the fair value of our warrant liabilities are derived using the Black-Scholes option pricing model. The key inputs into the model are the current per-share value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liabilities, resulting in a non-cash gain or charge in each reporting period.
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
During the three-month period ended March 31, 2022, there have been no material changes to our critical accounting policies and significant judgments and estimates from the information provided in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on
Form 10-K
for the year ended December 31, 2021 filed by us with the SEC on March 25, 2022
.
Results of Operations
Comparison of Three Months Ended March 31, 2022 and 2021
The following table summarizes key components of our results of operations for the periods indicated (in thousands).

	Three Months Ended March 31,
	2022	2021	Dollar Change
Operating expenses:
Research and development	$12,725	$8,021	$4,704
General and administrative	$3,254	$2,765	$489
Other (expense) income	$(4,178)	$5,591	$(9,769)
Research and Development Expenses
Research and development expenses were $12.7 million for the three months ended March 31, 2022 compared with $8.0 million for the three months ended March 31, 2021, an increase of $4.7 million. This increase was primarily attributable to a $3.2 million increase in spending on manufacturing costs related to the process transfer, analytical and process validation, and manufacturing of exebacase in order to support a potential BLA submission and a $2.4 million increase in spending on clinical activities as we continued to enroll patients and expand the number of clinical sites in the Phase 3 DISRUPT study of exebacase. These increases were partially offset by a $0.8 million decrease in spending on non-clinical
studies of
CF-370
and our other preclinical programs.
General and Administrative Expenses
General and administrative expenses were $3.3 million for the three months ended March 31, 2022, compared with $2.8 million for the three months ended March 31, 2021, an increase of $0.5 million. This was due primarily to an increase in costs for personnel and related expenses.
Other (Expense) Income
Other expense was $4.2 million for the three months ended March 31, 2022, compared with other income of $5.6 million for the three months ended March 31, 2021, an increase in expense of $9.8 million. The increase in other expense was due primarily to the non-cash
charge of $4.2 million in the current year period compared to a non-cash
gain of $5.6 million in the prior year period, both resulting from the change in fair value of our warrant liabilities in each reporting period.

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
Since the date of our IPO, we have funded our operations through the sale of registered securities for gross proceeds of $257.8 million, $9.6 million from the exercise of the Class B Warrants issued in our IPO, $26.0 million from the sale of securities in private placements and the receipt of $19.6 million of funding from grant agreements and government contracts.
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
As of March 31, 2022, we had approximately $42.3 million in cash, cash equivalents and marketable securities which we do not believe will be sufficient to meet our obligations within the next twelve months from the date of issuance of our consolidated financial statements that are included elsewhere in this Quarterly Report on Form
10-Q.
Combined with our accumulated deficit and our forecasted cash expenditures, these factors raise substantial doubt about our ability to continue as a going concern.
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
non-dilutive
funding, including grants from
CARB-X,
USAMRDC and our cost-sharing contract with BARDA. Our grant programs under CARB-X have ended. We may continue to pursue further non-dilutive
funding opportunities. In addition, there can be no assurances that we will receive the maximum potential funding to the Company under any of our ongoing agreements.
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(11,767)	$(9,059)
Investing activities	$4,750	$4,913
Financing activities	$—	$53,907

Net cash used in operating activities
Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash
charges and changes in the components of working capital. Net cash used in operating activities for the three months ended March 31, 2022 increased by $2.7 million compared to the same period in 2021, due primarily to increased payments to our contract research organizations in support of our Phase 3 DISRUPT trial of exebacase and to our contract manufacturing organizations for completion of the exebacase process transfer and ongoing analytical and process validation activities in the first quarter of 2022.
Net cash provided by investing activities
Net cash provided by investing activities for both the three months ended March 31, 2022 and 2021 were from the proceeds received from the maturities of marketable securities.
Net cash provided by financing activities
There was no net cash provided by or used in financing activities for the three months ended March 31, 2022. Net cash provided by financing activities for the three months ended March 31, 2021 resulted from the $53.8 million of net proceeds from our March 22, 2021 offering of securities and $0.1 million of proceeds from the exercise of warrants.
Funding Requirements
All of our product candidates are in clinical or preclinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our ongoing clinical trials, and initiate the planned clinical trials of our product candidates;

•	continue our ongoing preclinical studies, and initiate additional preclinical studies, of our product candidates;

•	continue the research and development of our other product candidates and our platform technology;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish, either on our own or with strategic partners, a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	seek to identify additional product candidates;

•	acquire or in-license other products and technologies; and

•	maintain, leverage and expand our intellectual property portfolio.
For a description of our contractual obligations, see Note 7, “Commitments and Contingencies” to the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form
10-Q.
Without additional funding, we believe we will not have sufficient funds to meet our obligations within the next twelve months from the date of issuance of our consolidated financial statements that are included elsewhere in this Quarterly Report on Form
10-Q.
If we are unable to obtain funding, we would be forced to delay, reduce or eliminate our research and development programs, which could adversely affect our business prospects, or we may be unable to continue operations. In accordance with the requirements of ASC
205-40,
we have concluded that substantial doubt exists about our ability to continue as a going concern. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. We plan to continue to fund our operations through public or private debt and equity financings, but there can be no assurances that such financing will be available to us on satisfactory terms, or at all. We plan to continue to supplement our financings with non-dilutive
funding, including grants and our cost-sharing contract with BARDA, but there can be no assurances that we will receive the maximum potential funding to the Company under such arrangements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $42.3 million. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the fair value of our cash equivalents or marketable securities. If a 50% change in interest rates were to have immediately occurred on March 31, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
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
of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
Changes in Internal Control
As required by Rule
13a-15(d)
and Rule
15d-15(d)
of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no such changes during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Since inception, we have incurred significant operating losses. Our losses from operations for the three months ended March 31, 2022 and the years ended December 31, 2021 and 2020 were $16.0 million, $47.3 million and $34.2 million, respectively. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
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
We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our consolidated financial statements included in this Quarterly Report on Form
10-Q
do not include any adjustments to reflect the possible inability of the Company to continue as a going concern within one year after the issuance of such financial statements. If we are unable to continue as a going concern, you could lose all or part of your investment in our Company.
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
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of exebacase and possibly acquire and develop new product candidates or technologies. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the
COVID-19
pandemic, the current conflict between Russia and Ukraine and interest rate increases. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms.
Our future capital requirements will depend on many factors, including:

•	the complexity, timing and results of our clinical trials of our product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of developing our product candidates for additional indications;

•	the timing and amount of actual reimbursements under the BARDA Contract;

•	the continuation of funding under the BARDA Contract and our grant agreements;

•	our ability to establish scientific or business collaborations on favorable terms, if at all;

•
the costs of preparing, filing and prosecuting patent or other intellectual property applications, maintaining and protecting our intellectual property rights and defending against intellectual property-related claims;

•	the extent to which we in-license or acquire other product candidates or technologies;

•	the scope, progress, results and costs of product development for our product candidates; and

•	the effects of the COVID-19 pandemic on, among other things, our financial performance, business and operations.
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
These factors may make it difficult for us to enroll enough patients to complete our clinical trials in a timely and cost-effective manner. In addition, our Phase 3 DISRUPT clinical trial has experienced, and continues to experience, some delays in patient enrollment as a result of the
COVID-19
pandemic, as some clinical sites in high impact areas have delayed new patient enrollment as dictated by local conditions. Such delays have impacted and could further adversely affect the expected timelines for our product development and approval process and may adversely affect our business, financial condition and results of operations. Delays in the completion of any clinical trial of our product candidates increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.
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
Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of May 10, 2022, we have approximately 39.3 million shares of common stock outstanding, of which approximately 37.4 million shares of our outstanding common stock are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 10.9 million shares of our common stock outstanding as of May 10, 2022. Approximately 10.4 million shares of common stock underlying warrants will be freely tradable upon exercise unless held by our affiliates.
We have registered 4,031,200 shares of our common stock as of May 10, 2022 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The 2014 Plan provides that the number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of ContraFect Corporation, dated August 1, 2014, and Certificate of Amendment, dated May 9, 2016, Certificate of Amendment dated May 2, 2017, and Certificate of Amendment dated February 3, 2020 (incorporated by reference to Exhibit 3.1 of the Company’ Form 10-K (File No. 001-36577) filed with the SEC on March 18, 2020)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q (File No. 001-36577) filed with the SEC on November 13, 2020)

10.1*	ContraFect Corporation 2021 Employment Inducement Omnibus Incentive Plan and related forms of notice and option agreement

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContraFect Corporation

Date: May 16, 2022	By:	/s/ Roger J. Pomerantz, M.D., F.A.C.P.
Roger J. Pomerantz, M.D., F.A.C.P.
President and Chief Executive Officer

Date: May 16, 2022	By:	/s/ Michael Messinger
Michael Messinger
Chief Financial Officer (Principal Financial Officer)