Form 10-Q
period 2022-06-30
CONTRAFECT Corp
filed 2022-08-15
CIK 1478069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock outstanding as of August 12, 2022 was 39,332,721.

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

•	the success, cost, timing and potential indications of our product development activities and clinical trials;

•	our ability to advance into and through clinical development and ultimately obtain U.S. Food and Drug Administration (“FDA”) approval for our product candidates;

•	our research and development plans and ability to bring forward additional product candidates into preclinical and clinical development;

•	our expectations regarding the impact of COVID-19 on our business, operations and financial performance and position;

•	our contract with the Biomedical Advanced Research and Development Authority (“BARDA”) (the “BARDA Contract”) and any exercise of BARDA’s options to extend the BARDA Contract;

•	our grant award from the Military Infectious Diseases Research Program, United States Army Medical Research and Development Command (“USAMRDC”);

•	the rate and degree of market acceptance of our product candidates and our expectations regarding the size of the commercial markets for our product candidates;

•	our future marketing and sales programs;

•	the effect of competition and proprietary rights of third parties;

•	our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern;

•	the availability of and our ability to obtain additional financing;

•	the effects of existing and future federal, state and foreign regulations;

•	the seeking of joint development, licensing or distribution and collaboration and marketing arrangements with third parties; and

•	the period of time for which our existing cash and cash equivalents will enable us to fund our operations.
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

•
We are heavily dependent on the success of our leading product candidates. If we are ultimately unable to obtain regulatory approval for any of our product candidates, our business will be substantially harmed.

•
If clinical trials of any of our product candidates that we develop fail to demonstrate safety and efficacy, or the manufacturing for the commercial supply of drug substance or drug product fails to demonstrate robustness, stability, purity and potency to the satisfaction of the FDA or similar international regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete the development and commercialization of our product candidates.

•	We may be required to suspend or discontinue clinical trials due to adverse side effects or other safety risks that could preclude approval of any of our product candidates.

•
Delays in clinical trials are common and have many causes, and any such delays could result in increased costs to us and jeopardize, delay or prevent our ability to obtain regulatory approval and commence product sales as currently contemplated.

•	We are significantly dependent on our license agreements with Rockefeller that relate to exebacase.

•
We rely on Contract Research Organizations (“CROs”) to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining, or may ultimately not be able to obtain, regulatory approval for commercialization of any of our product candidates.

•
We rely on contract manufacturing organizations (“CMOs”) to manufacture clinical and commercial supplies of our product candidates. In addition to the risks associated with the manufacture of our product candidates, which could include cost overruns, new impurities, difficulties in process or formulation development, scaling up or reproducing manufacturing processes and lack of timely availability of raw materials, if these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining, or may ultimately not be able to obtain, regulatory approval for commercialization of any of our product candidates.

•	Even if the FDA approves any of our product candidates, adverse effects discovered after approval could adversely affect our markets.

•
Any Breakthrough Therapy designation that we may receive from the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

i

•	Developments by competitors may render our products or technologies obsolete or non-competitive.

•	The level of commercial success of any of our product candidates that we develop will depend upon significant market acceptance of these products among physicians and payors.

•	Coverage and reimbursement may not be available for any of our product candidates that we develop.

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

•	Risks related to regulatory approval of our product candidates and other legal and compliance matters.

•	Risks related to employee matters and our operations.

•	Risks related to our intellectual property.

•	Risks related to our securities and organizational documents.

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

ii

CONTRAFECT CORPORATION
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONTRAFECT CORPORATION
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$9,549	$16,654
Marketable securities	17,753	37,631
Prepaid expenses	8,313	4,439
Other current assets	2,097	4,140

Total current assets	37,712	62,864
Property and equipment, net	653	741
Operating lease right-of-use assets	2,326	2,544
Other assets	107	613

Total assets	$40,798	$66,762

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,269	$2,389
Accrued and other current liabilities	8,667	9,128
Current portion of lease liabilities	664	657

Total current liabilities	20,600	12,174
Warrant liabilities	4,826	2,530
Long-term portion of lease liabilities	2,414	2,609
Other liabilities	73	73

Total liabilities	27,913	17,386
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 125,000,000 shares authorized, 39,332,721 shares issued and outstanding at June 30, 2022 and December 31, 2021	4	4
Additional paid-in capital	311,892	310,008
Accumulated other comprehensive loss	(213)	(84)
Accumulated deficit	(298,798)	(260,552)

Total stockholders’ equity	12,885	49,376
Total liabilities and stockholders’ equity	$40,798	$66,762

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$16,760	$7,777	$29,485	$15,798
General and administrative	3,266	2,935	6,520	5,700

Total operating expenses	20,026	10,712	36,005	21,498

Loss from operations	(20,026)	(10,712)	(36,005)	(21,498)
Other income (expense):
Interest income	21	30	55	55
Change in fair value of warrant liabilities	1,916	5,286	(2,296)	10,852

Total other income (expense), net	1,937	5,316	(2,241)	10,907

Net loss	$(18,089)	$(5,396)	$(38,246)	$(10,591)
Per share information:

Basic and diluted net loss per share	$(0.46)	$(0.14)	$(0.97)	$(0.31)

Shares used in computing net loss per share	39,332,721	39,332,721	39,332,721	34,176,801

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(18,089)	$(5,396)	$(38,246)	$(10,591)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	11	(13)	(129)	(21)

Comprehensive loss	$(18,078)	$(5,409)	$(38,375)	$(10,612)

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Loss	Deficit	Equity
Balance, December 31, 2021	39,332,721	$4	$310,008	$(84)	$(260,552)	$49,376
Stock-based compensation	—	—	919	—	—	919
Unrealized loss on marketable securities	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	(20,157)	(20,157)

Balance, March 31, 2022	39,332,721	$4	$310,927	$(224)	$(280,709)	$29,998
Stock-based compensation	—	—	965	—	—	965
Unrealized gain on marketable securities	—	—	—	11	—	11
Net loss	—	—	—	—	(18,089)	(18,089)

Balance, June 30, 2022	39,332,721	$4	$311,892	$(213)	$(298,798)	$12,885

	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Loss	Deficit	Equity
Balance, December 31, 2020	27,810,161	$3	$252,908	$(21)	$(240,270)	$12,620
Issuance of securities in registered offering	11,500,000	1	57,499	—	—	57,500
Financing cost of sale of securities	—	—	(3,703)	—	—	(3,703)
Issuance of common stock for exercise of warrants	22,560	—	110	—	—	110
Stock-based compensation	—	—	581	—	—	581
Unrealized loss on marketable securities	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(5,195)	(5,195)

Balance, March 31, 2021	39,332,721	$4	$307,395	$(29)	$(245,465)	$61,905
Stock-based compensation	—	—	938	—	—	938
Unrealized loss on marketable securities	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(5,396)	(5,396)

Balance, June 30, 2021	39,332,721	$4	$308,333	$(42)	$(250,861)	$57,434

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(38,246)	$(10,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	76	73
Stock-based compensation expense	1,884	1,519
Change in fair value of warrant liabilities	2,296	(10,852)
Net amortization of premium on marketable securities	502	212
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current and non-current assets	(1,283)	(3,759)
Increase in accounts payable, accrued and other current liabilities	8,419	1,894

Net cash used in operating activities	(26,352)	(21,504)
Cash flows from investing activities
Purchases of marketable securities	—	(44,822)
Proceeds from maturities of marketable securities	19,247	18,340

Net cash provided by (used in) investing activities	19,247	(26,482)
Cash flows from financing activities
Proceeds from issuance of securities	—	57,500
Payment of financing costs of securities sold	—	(3,703)
Proceeds from the exercise of warrants	—	110

Net cash provided by financing activities	—	53,907

Net (decrease) increase in cash and cash equivalents	(7,105)	5,921
Cash and cash equivalents at beginning of period	16,654	15,485

Cash and cash equivalents at end of period	$9,549	$21,406

See accompanying notes.

CONTRAFECT CORPORATION
Notes to Unaudited Consolidated Financial Statements
June 30, 2022
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
S. aureus
is also a frequent source of biofilm-dependent infections of heart valves (endocarditis), prosthetic joints, indwelling devices and catheters. These infections result in significant morbidity and mortality despite current antibiotic therapy. Exebacase was being studied in a pivotal Phase 3 superiority study (the “DISRUPT study”) to evaluate its safety, tolerability, efficacy and pharmacokinetics when used in addition to background standard of care antibiotic therapy for the treatment of
S.
aureus
bacteremia, including right-sided endocarditis in adolescent and adult patients. On July 7, 2022, the Data Safety Monitoring Board (“DSMB”) conducted an interim futility analysis and recommended that the DISRUPT study be stopped because the conditional power of the study was below the pre-specified threshold for futility. Based on the DSMB’s recommendation, patient enrollment in the Phase 3 trial was stopped (“Trial Closure”). The Company continues to monitor <20 already enrolled patients as they complete their follow-up visits and to perform ongoing data review. The Company also expects to complete all clinical study reports as required by the U.S. Food and Drug Administration (“FDA”).
The Company has incurred recurring losses since inception as a research and development organization and has an accumulated deficit of $298.8 million as of June 30, 2022. For the six months ended June 30, 2022, the Company used $26.4 million of cash in operations. The Company has relied on its ability to fund its operations through public and private debt and equity financings, and, to a lesser extent, grant funding and government contracts. The Company expects operating losses and negative cash flows to continue at significant levels in the future as it continues to advance its programs. As of June 30, 2022, the Company had approximatel
y $27.3
million in cash, cash equivalents and marketable securities, which, without additional funding, the Company believes will not be sufficient to meet its obligations within the next twelve months from the date of issuance of these consolidated financial statements. The Company plans to continue to fund its operations through public or private debt and equity financings, but there can be no assurances that such financing will continue to be available to the Company on satisfactory terms, or at all, particularly in light of the Trial Closure. As such, under the requirements of Accounting Standard Codification (“ASC”)
205-40,
management may not consider the potential for future capital raises in its assessment of the Company’s ability to meet its obligations for the next twelve months, and substantial doubt exists about the Company’s ability to continue as a going concern for twelve months from the date the financial statements were issued. The Company recently implemented a restructuring plan resulting in a reduction to the Company’s workforce of 16 employees, or approximately 37% of the Company’s headcount as of June 30, 2022. If the Company is unable to obtain funding, the Company would be forced to delay, further reduce its workforce or reduce or eliminate its research and development programs, which could adversely affect its business prospects, or the Company may be unable to continue operations or continue as a going concern.
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
On March 10, 2021, the Company entered into a cost-share contract (the “BARDA Contract”) with BARDA, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. The base period for the BARDA Contract includes government funding of up to $9.8 million to reimburse expenses to support the conduct of the Phase 3 clinical trial and futility analysis. Following completion of the base period, the BARDA Contract may provide additional BARDA funding in support of the completion of the Phase 3 clinical trial of exebacase.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial information as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited consolidated financial statements. The Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, including all related disclosures and the complete listing of significant accounting policies as described in Note 2 thereof, are included in the Company’s Annual Report on Form
10-K
that was filed with the SEC on
March
25, 2022.

In the opinion of management, the unaudited financial information as of June 30, 2022 and for three and six months ended June 30, 2022 and 2021 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for three and six months ended June 30, 2022 are not
necessarily indicative of the operating results for the full fiscal year or any future periods.
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
The Company currently relies on a single manufacturer of exebacase drug substance, located in the United States, and two manufacturers of drug product, one located in the United States and one in Western Europe, and there are no long-term supply agreements in place. A sustained disruption in the operations of any of these manufacturers or in the event the Company would need to change to a new supplier, could result in a significant delay in the ability of the Company to complete any associated activities.
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
There were no realized gains on sales of marketable securities for the three and six months ended June 30, 2022 or 2021. There were no marketable securities that had been in an unrealized loss position for more than 12 months as of June 30, 2022 or December 31, 2021.
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
Government Contracts and Grant Agreements
The Company recognizes a receivable, which is included in other current assets on its consolidated balance sheet, and the related reduction in its research and development expenses when the actual reimbursable costs have been incurred and there is reasonable assurance that the Company has complied with the conditions of the applicable government contract or grant agreement and the amounts will be received. The Company recognized a reduction to its research and development expense in the amount of approximately $2.2 million and $3.0 million for the three months ended June 30, 2022 and 2021, and $4.3 million and $4.0 million for the six months ended June 30, 2022 and 2021, respectively. The receivable for government contracts and grant agreements as of June 30, 2022 and December 31, 2021 was approximately $2.1 million and $4.1 million, respectively, and is included in other current assets on the consolidated balance sheet. The Company has approximately $2.7 million of committed government contract and grant agreement funding remaining as of June 30, 2022.
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
3. Marketable Securities
Marketable securities at June 30, 2022 consisted of the following (in thousands):

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$17,966	$—	$(213)	$17,753
Marketable securities at December 31, 2021 consisted of the following (in thousands):

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$37,715	$—	$(84)	$37,631
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
At June 30, 2022, the Company held 11 debt securities that individually and in total were in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2022 was approximately $17.8 million. The Company evaluated its securities for other than temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It was not more likely than not that the Company would have been required to sell the securities prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of June 30, 2022.
4. Fair Value Measurements
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurement as of June 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$6,792	$—	$—
Marketable securities	17,753	—	—
Warrant liabilities	—	—	4,826

Total	$24,545	$—	$4,826

	Fair Value Measurement as of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$7,734	$—	$—
Marketable securities	37,631	—	—
Warrant liabilities	—	—	2,530

Total	$45,365	$—	$2,530

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

	As of June 30, 2022	As of December 31, 2021
Expected volatility	146.3%	56.5%
Remaining contractual term (in years)	0.08	0.58
Risk-free interest rate	1.28%	0.19%
Expected dividend yield	—%	—%
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

	As of June 30, 2022	As of December 31, 2021
Expected volatility	84.6%	61.9%
Remaining contractual term (in years)	0.92	1.42
Risk-free interest rate	2.80%	0.56%
Expected dividend yield	—%	—%
Warrant liabilities
The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$6,742	$23,838	$2,530	$29,404
(Decrease) increase in fair value (1)	(1,916)	(5,286)	2,296	(10,852)

Balance at end of period	$4,826	$18,552	$4,826	$18,552

(1)	The change in fair values of the warrant liabilities is recorded in other income in the consolidated statement of operations.

The key inputs into the Black-Scholes option pricing model are the current per-share
value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the
Company’s warrant liabilities.
5. Accrued Liabilities
Accrued liabilities consist of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Accrued research and development service fees	$6,011	$5,641
Accrued compensation costs	1,327	2,215
Accrued professional fees	1,000	819
Accrued facilities operation expenses	144	307
Other accrued expenses	185	146

Total accrued liabilitie s	$8,667	$9,128

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
The following table sets forth the computation of basic and diluted net loss per share for common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(18,089)	$(5,396)	$(38,246)	$(10,591)
Weighted average shares of common stock outstanding	39,332,721	39,332,721	39,332,721	34,176,801

Net loss per share of common stock—basic and diluted	$(0.46)	$(0.14)	$(0.97)	$(0.31)

The following potentially dilutive securities outstanding at June 30, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	June 30,
	2022	2021
Options to purchase common stock	4,448,969	2,848,693
Warrants to purchase common stock	10,925,166	12,327,304

Total	15,374,135	15,175,997

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
The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

Description	June 30, 2022	December 31, 2021
Operating lease liabilities:
Current portion of lease liabilities	$664	$657
Long-term portion of lease liabilities	$2,414	$2,609
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
As of June 30, 2022, the maturities of our operating lease liabilities were as follows (in thousands):

Amount
July 1, 2022 - December 31, 2022	$347
Year ending December 31:
2023	707
2024	721
2025	736
2026	750
Thereafter	702

Total lease payments	3,963
Less: Present value adjustment	(885)

Operating lease liabilities	$3,078

Lease costs under the terms of the Company’s leases for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost (1)	$154	$154	$307	$307
Variable lease costs (2)	42	35	81	65

Total lease cost	$196	$189	$388	$372

(1)	Operating lease payments included in the measurement of the Company’s lease liabilities are comprised of fixed payments according to the terms of the Company’s leases.
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
,
Staphylococcus aureus, Streptococcus pneumonia, Bacillus anthracis, Enterococcus faecalis and Enterococcus faecium
.

In consideration for the licenses, the Company paid Rockefeller license initiation fees in cash and stock. The Company paid annual maintenance fees of $200,000 in each of 2021, 2020 and 2019, and are required to pay $200,000 each year thereafter until the licenses terminate. Depending on the success of its programs, the Company may also incur regulatory milestone payments up to a total of $5.0 million and royalties of up to 5% on net sales from products to Rockefeller. We are allowed to grant sublicenses to third parties without prior approval, subject to certain conditions and the payment of a certain percentage of all payments we receive from sublicensees. There were no milestone, royalty or sublicense payments made during the six months ended June 30, 2022 or 2021. The Company has made total milestone payments under the
CF-301
License of $810,000 as of June 30, 2022.
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
8. Capital Structure
Common Stock
As of June 30, 2022, the Company was authorized to issue 125,000,000 shares of common stock.
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

On May 27, 2020, the Company completed an underwritten public offering of 11,797,752 shares of its common stock and warrants to purchase an additional 8,848,314 shares of its common stock at an exercise price of $4.90 per share. The public offering price was $4.45 for one share of common stock and an accompanying warrant to purchase 0.75 shares of common stock, resulting in net proceeds to the Company of approximately $48.9 million after underwriting discounts and commissions and offering expenses payable by the Company. The Company completed a concurrent private placement to Pfizer Inc. (“Pfizer”) of 674,156 shares of common stock and an accompanying warrant to purchase an additional 505,617 shares of its common stock at an exercise price of $4.90 per share (the “Pfizer Warrant”) at a price of $4.45 for one share of common stock and an accompanying warrant to purchase 0.75 shares of common stock, resulting in net proceeds to the Company of approximately $3.0 million. No warrants were exercised during the six months ended June 30, 2022. Warrants to purchase 22,560 shares of common stock were exercised during the six months ended June 30, 2021.
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
Dividends
The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of June 30, 2022, no dividends have been declared or paid on the Company’s common stock since inception.
Reserved for Future Issuance
The Company has reserved for future issuance the following number of shares of common stock as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Outstanding options to purchase common stock	4,448,969	2,899,694
Outstanding warrants to purchase common stock	10,925,166	10,926,594
For future issuance under the 2014 Omnibus Incentive Plan	116,665	77,631
For future issuance under the 2021 Employment Inducement Plan	985,000	1,000,000

	16,475,800	14,903,919

9. Stock Warrants
As of June 30, 2022 and December 31, 2021, the Company had warrants to purchase the underlying common stock outstanding as shown in the table below.

	June 30, 2022	December 31, 2021
2020 Warrants	8,819,904	8,819,904
2017 Warrants	1,599,645	1,599,645
Pfizer Warrant	505,617	505,617
Other warrants (1)	—	1,428

Warrants to purchase common stock	10,925,166	10,926,594

Weighted-average exercise price per share	$6.45	$6.47

(1)	Other warrants are comprised of warrants issued prior to the Company’s initial public offering (“IPO”), generally in exchange for services rendered to the Company.
The following table summarizes information regarding the Company’s warrants outstanding at June 30, 2022:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
$4.90	9,325,521	May 27, 2023
$15.50	1,599,645	July 25, 2022

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
2021 Omnibus Incentive Plan
In September 2021, the Company’s board of directors adopted the 2021 Employment Incentive Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan allows for the granting of non-qualified
stock options, restricted stock and stock unit awards, stock appreciation rights and other performance-based awards to new employees of the Company. On September 13, 2021, the effective date of the 2021 Plan, 1,000,000 shares of common stock were reserved under the 2021 Plan.

The Company recognized compensation expense for stock-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the six months ended June 30, 2022, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	2,899,694	$9.12
Granted	1,674,000	3.33
Exercised	—	—
Expired	(36,788)	12.10
Forfeited	(87,937)	4.54

Options outstanding at June 30, 2022	4,448,969	7.01	8.46	$—

Vested and exercisable at June 30, 2022	1,972,774	10.54	6.97	$—

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the three months ended June 30, 2022 and 2021 was $3.32 and $4.22, respectively, and during the six months ended June 30, 2022 and 2021 was $3.33 and $4.35, respectively. Total compensation expense recognized amounted to $1.0 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively, and $1.9 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the total remaining unrecognized compensation cost related to unvested stock options was approximately $7.2 million which will be recognized over a weighted average period of approximately 2.35 years.
The following assumptions were used to compute the fair value of stock options granted during the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk free interest rate	2.94%	0.85%	2.15%	0.84%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.52	5.97	5.95	5.98
Expected volatility	91.0%	94.3%	91.2%	94.5%
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
11. Subsequent Events
On July 7, 2022, the DSMB of the Phase 3 DISRUPT study conducted an interim futility analysis and recommended that the study be stopped because the conditional power of the study was below the pre-specified threshold for futility. Based on the DSMB’s recommendation, patient enrollment in the Phase 3 trial was stopped (“Trial Closure”). The Company continues to monitor <20 already enrolled patients as they complete their follow-up visits and to perform ongoing data review. The Company also expects to complete all clinical study reports as required by the FDA.
On July 29, 2022, the Company implemented a restructuring plan resulting in a reduction to the Company’s workforce of 16 employees, or approximately 37% of the Company’s headcount as of June 30, 2022. This reduction includes the resignation of Cara Cassino, M.D. as Chief Medical Officer and Executive Vice President of Research and Development of the Company. The Company expects to recognize a restructuring charge in the third quarter of 2022 of approximately $1.5 million consisting primarily of severance, one-time termination and other related costs, all of which will result in future cash expenditures. Any further financial statement impact of the Trial Closure cannot be estimated by the Company at this time.

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
On March 10, 2021, we executed a cost-share contract (together with any exercise of BARDA’s options to extend such contract, the “BARDA Contract”) with the Biomedical Advanced Research and Development Authority (“BARDA”), part of the Office of the Assistant Secretary for Preparedness and Response at the U.S. Department of Health and Human Services. Under the terms of the BARDA Contract, the Company will receive $9.8 million in initial funding. The initial funding has been used to support the pivotal Phase 3 DISRUPT superiority trial of exebacase. Under the terms of the agreement, BARDA may provide the Company with additional funding. The BARDA Contract contains terms and conditions that are customary for contracts with BARDA of this nature, including provisions giving the government the right to terminate the contract at any time for its convenience. As a government contractor, we are subject to complex and wide-ranging federal and agency-specific regulations and contractual requirements. The costs of compliance with these requirements may be significant. Failure to comply with government contracting requirements could result in termination of our contract or the imposition of penalties.
On July 29, 2022, we implemented a restructuring plan resulting in a reduction to our workforce of 16 employees, or approximately 37% of our headcount as of June 30, 2022. This reduction includes the resignation of Cara Cassino, M.D. as Chief Medical Officer and Executive Vice President of Research and Development of the Company. We expect to recognize a restructuring charge in the third quarter of 2022 of approximately $1.5 million consisting primarily of severance, one-time termination and other related costs, all of which will result in future cash expenditures.

We have never been profitable and our operating losses were $38.2 million, $47.3 million and $34.2 million for the six months ended June 30, 2022 and the years ended December 31, 2021 and 2020, respectively. As of June 30, 2022, we had an accumulated deficit of $298.8 million and we had approximately $27.3 million in cash, cash equivalents and marketable securities. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect the expenses for each program to increase as candidates advance through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialization. Accordingly, we will need additional financing to support our continuing operations and to continue as a going concern. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all, particularly in light of the Trial Closure (as defined below) and the substantial decline in the price of our common stock. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Without additional funding, the Company believes it will not have sufficient funds to meet its obligations within the next twelve months from the date of issuance of the consolidated financial statements included in this Quarterly Report on Form
10-Q.
These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recent substantial decline in the price per share of our common stock will likely make it more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. We will need to generate significant revenues to achieve profitability, and we may never do so.
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
Exebacase
Our lead DLA product candidate, exebacase, was granted Breakthrough Therapy designation for development as a treatment for MRSA bloodstream infections (bacteremia), including right-sided endocarditis, when used in addition to standard-of-care
(“SOC”) anti-staphylococcal antibiotics in adult patients, by the U.S. Food and Drug Administration (“FDA”) in February 2020. In addition to bacteremia,
S. aureus
is also a common cause of pneumonia and osteomyelitis as well as biofilm-associated infections of heart valves (endocarditis), prosthetic joints, indwelling devices and catheters. These infections result in significant morbidity and mortality despite currently available antibiotic therapies.

In December 2019, we initiated the Phase 3 DISRUPT (Direct Lysis of
S. aureus
Resistant Pathogen Trial) superiority design study of exebacase. The DISRUPT study is a randomized, double-blind, placebo-controlled Phase 3 clinical trial conducted in the U.S. alone to assess the efficacy and safety of exebacase in adult and adolescent patients with complicated
S. aureus
bacteremia, including right-sided endocarditis. Patients entering the study were randomized 2:1 to either exebacase or placebo, with all patients receiving SOC antistaphylococcal antibiotics. The primary efficacy endpoint of the study is clinical response at Day 14 in patients with MRSA bacteremia, including right-sided endocarditis. Secondary endpoints include clinical response at Day 14 in the All
S. aureus
patient group (MRSA and methicillin-sensitive
S. aureus
(“MSSA”)),
30-day
all-cause
mortality in MRSA patients, and clinical response at later timepoints. We will also evaluate the impact of treatment with exebacase on health resource utilization, including hospital length of stay, ICU length of stay and
30-day
readmission rates. On July 7, 2022, the Data Safety Monitoring Board (“DSMB”) of the Company’s Phase 3 DISRUPT (Direct Lysis of Staph aureus Resistant Pathogen Trial) study completed a pre-specified,
interim futility analysis and recommended that the DISRUPT study be stopped because the conditional power of the study was below the pre-specified
threshold for futility in the DSMB charter. The recommendation was based on an analysis of the clinical response rate at day 14 (the primary efficacy endpoint of the study) in 84 patients, or approximately 60% of the total planned MRSA population with bacteremia, including right-sided endocarditis. Based on the DSMB’s recommendation, patient enrollment in the Phase 3 trial was stopped (“Trial Closure”). We continue to monitor <20 already enrolled patients as they complete their follow-up visits and to perform ongoing data review. We also expect to complete all clinical study reports as required by the FDA. We expect that conclusions drawn from the ongoing data review will inform next steps for any potential further development of exebacase.
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
To date, a large portion of our research and development work has related to the establishment of our platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and clinical testing of exebacase. As our pipeline progresses, we are able to further leverage our employee and infrastructure resources across multiple development programs as well as research projects. We recorded approximately $16.8 million and $7.8 million of research and development expenses for the three months ended June 30, 2022 and 2021 and $29.5 million and $15.8 million, respectively, for the six months ended. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories to exebacase and
CF-370
as shown below.

The following table summarizes our research and development expenses by category for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product development	$14,458	$6,418	$25,017	$12,128
Personnel related	2,418	2,085	4,809	3,913
Professional fees	1,110	918	2,135	1,822
Laboratory costs	530	377	1,089	699
Stock-based compensation	267	295	530	446
External research and licensing costs	205	727	247	758
Expenses reimbursed by grants	(2,228)	(3,043)	(4,342)	(3,968)

Total research and development expense	$16,760	$7,777	$29,485	$15,798

The following table summarizes our research and development expenses by program for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Exebacase	$12,096	$4,208	$22,484	$9,541
CF-370	3,314	1,597	4,265	2,143
Other research and development	892	2,635	1,738	3,723
Personnel related and stock-based compensation	2,686	2,380	5,340	4,359
Expenses reimbursed by grants	(2,228)	(3,043)	(4,342)	(3,968)

Total research and development expense	$16,760	$7,777	$29,485	$15,798

We anticipate that our research and development expenses will decrease substantially after the final patients in the DISRUPT study complete their follow-up visits and all study sites are closed, resulting in rapidly decreasing expenditures on the DISRUPT study and the exebacase program more generally. The workforce reduction discussed above will also contribute to this decrease. Research and development expenses could increase in the future in connection with the commencement of any new clinical trials for our product candidates. However, the successful development of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our research and development activities;

•	clinical trial results;

•	the terms and timing of regulatory approvals;

•	our ability to market, commercialize and achieve market acceptance for our product candidates in the future; and

•	the expense, filing, prosecuting, defending and enforcing of patent claims and other intellectual property rights.
A change in the outcome of any of these variables with respect to the development of our product candidates could mean a significant change in the costs and timing associated with the development of such product candidates.
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
We anticipate that our general and administrative expenses will decrease modestly in future periods as a result of decreased headcount, however, legal, accounting, compliance, investor and public relations, and other expenses associated with being a public company continue to increase, particularly insurance premiums.

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
During the
six-months
ended June 30, 2022, there have been no material changes to our critical accounting policies and significant judgments and estimates from the information provided in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on
Form 10-K
for the year ended December 31, 2021 filed by us with the SEC on March 25, 2022
.
Results of Operations
Comparison of Three Months Ended June 30, 2022 and 2021
The following table summarizes key components of our results of operations for the periods indicated (in thousands).

	Three Months Ended June 30,		Dollar Change	Six Months Ended June 30,		Dollar Change
	2022	2021		2022	2021
Operating expenses:
Research and development	$16,760	$7,777	$8,983	$29,485	$15,798	$13,687
General and administrative	$3,266	$2,935	$331	$6,520	$5,700	$820
Other income (expense)	$1,937	$5,316	$(3,379)	$(2,241)	$10,907	$(13,148)
Research and Development Expenses
Research and development expenses were $16.85 million for the three months ended June 30, 2022 compared with $7.8 million for the three months ended June 30, 2021, an increase of $9.0 million. This increase was primarily attributable to a $5.3 million increase in spending on manufacturing costs related to the analytical and process validation and manufacturing of exebacase in order to support a potential BLA submission, a
$2.7 million increase in spending on
non-clinical
studies of exebacase and IND enabling studies of
CF-370
to support a potential IND application, and a $0.6 million increase in spending on clinical activities as we continued to enroll patients and expand the number of clinical sites in the Phase 3 DISRUPT study of exebacase. A $0.8 million decrease in the reimbursable expenditures under our grants and BARDA contract added to the increase. These increases were partially offset by a $0.4 million decrease in spending on our other preclinical programs.
General and Administrative Expenses
General and administrative expenses were $3.3 million for the three months ended June 30, 2022, compared with $2.9 million for the three months ended June 30, 2021, an increase of $0.3 million. This was due primarily to an increase in costs for personnel and related expenses.

Other Income (Expense)
Other income was $1.9 million for the three months ended June 30, 2022, compared with $5.3 million for the three months ended June 30, 2021, a decrease in of $3.4 million. The decrease in other income was due primarily to the non-cash
gain of $1.9 million in the current year period compared to $5.3 million in the prior year period, both resulting from the change in fair value of our warrant liabilities in each reporting period.
Comparison of Six Months Ended June 30, 2022 and 2021
Research and Development Expenses
Research and development expenses were $29.5 million for the six months ended June 30, 2022 compared with $15.8 million for the six months ended June 30, 2021, an increase of $13.7 million. This increase was primarily attributable to a $10.0 million increase in spending on manufacturing costs and a $3.7 million increase in spending on clinical activities as we continued to enroll patients and expand the number of clinical sites in the Phase 3 DISRUPT study of exebacase.
General and Administrative Expenses
General and administrative expense was $6.5 million for the six months ended June 30, 2022, compared with $5.7 million for the six months ended June 30, 2021, an increase of $0.8 million. This increase was primarily attributable to increases of $0.5 million in administrative personnel costs, a $0.2 million in legal fees, and $0.2 million in insurance costs.
Other Income (Expense)
Other expense was $2.2 million for the six months ended June 30, 2022, compared with other income of $10.9 million for the six months ended June 30, 2021, an increase in expense of $13.1 million. The increase in other expense relates primarily to the non-cash charge of $2.3 million in the current year period compared to a non-cash
gain of $10.9 million in the prior year period, resulting from the change in fair value of our warrant liabilities at each reporting period.
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
Since the date of our IPO, we have funded our operations through the sale of registered securities for gross proceeds of $257.8 million, $9.6 million from the exercise of the Class B Warrants issued in our IPO, $26.0 million from the sale of securities in private placements and the receipt of $23.2 million of funding from grant agreements and government contracts.
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
As of June 30, 2022, we had approximately $27.3 million in cash, cash equivalents and marketable securities which we do not believe will be sufficient to meet our obligations within the next twelve months from the date of issuance of our consolidated financial statements that are included elsewhere in this Quarterly Report on Form
10-Q.
Combined with our accumulated deficit and our forecasted cash expenditures, these factors raise substantial doubt about our ability to continue as a going concern.

As such, under the requirements of Accounting Standard Codification (“ASC”)
205-40,
we may not consider the potential for future capital raises in our assessment of our ability to meet our obligations for the next twelve months. We plan to continue to fund our operations through public or private debt and equity financings, but there can be no assurances that such financing will continue to be available to us on acceptable terms, or at all, particularly in light of the Trial Closure and the recent substantial decline in the price of our common stock, and the terms of any public or private offerings of stock could be significantly dilutive to existing stockholders. We recently implemented a restructuring plan resulting in a reduction to our workforce of 16 employees, or approximately 37% of the Company’s headcount as of June 30, 2022. If we are unable to obtain funding, we would be forced to delay, further reduce our workforce or reduce or eliminate our research and development programs, which could adversely affect our business prospects, or we may be unable to continue operations or continue as a going concern. In accordance with the requirements of ASC
205-40,
we have concluded that substantial doubt exists about our ability to continue as a going concern for twelve months from the date of issuance of our consolidated financial statements that are included elsewhere in this Quarterly Report on Form
10-Q.
In the past, we have obtained grants to supplement our financings with non-dilutive
funding, including grants from
CARB-X,
USAMRDC and our cost-sharing contract with BARDA. Our grant programs under
CARB-X
have ended. We may continue to pursue further
non-dilutive
funding opportunities. In addition, there can be no assurances that we will receive the maximum potential funding to the Company under any of our ongoing agreements.
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(26,352)	$(21,504)
Investing activities	$19,247	$(26,482)
Financing activities	$—	$53,907
Net Cash Used in Operating Activities
Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash
charges and changes in the components of working capital. Net cash used in operating activities for the six months ended June 30, 2022 increased by $4.9 million compared to the same period in 2021, due primarily to increased payments to our contract research organizations in support of our Phase 3 DISRUPT trial of exebacase and to our contract manufacturing organizations for completion of the exebacase process transfer and ongoing analytical and process validation activities in the first six months of 2022.
Net Cash Provided by Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2022 were from the proceeds received from the maturities of marketable securities. Net cash used in investing activities for the six months ended June 30, 2021 was from the purchases of marketable securities less the proceeds received from the maturities of marketable securities.
Net Cash Provided by Financing Activities
There was no net cash provided by or used in financing activities for the six months ended June 30, 2022. Net cash provided by financing activities for the six months ended June 30, 2021 resulted from the $53.8 million of net proceeds from our March 22, 2021 offering of securities and $0.1 million of proceeds from the exercise of warrants.
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
For a description of our contractual obligations, see Note 7, “Commitments and Contingencies” to the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form
10-Q.
Without additional funding, we believe we will not have sufficient funds to meet our obligations within the next twelve months from the date of issuance of our consolidated financial statements that are included elsewhere in this Quarterly Report on Form
10-Q.
We plan to continue to fund our operations through public or private debt and equity financings, but there can be no assurances that such financing will be available to us on satisfactory terms, or at all, particularly in light of the Trial Closure. We recently implemented a restructuring plan resulting in a reduction to our workforce of 16 employees, or approximately 37% of the Company’s headcount as of June 30, 2022. If we are unable to obtain funding, we would be forced to delay, further reduce our workforce or reduce or eliminate our research and development programs, which could adversely affect our business prospects, or we may be unable to continue operations or continue as a going concern. In accordance with the requirements of ASC
205-40,
we have concluded that substantial doubt exists about our ability to continue as a going concern. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. We plan to continue to supplement our financings with non-dilutive
funding, including grants and our cost-sharing contract with BARDA, but there can be no assurances that we will receive the maximum potential funding to the Company under such arrangements.
Our future capital requirements will depend on many factors, including:

•	the results of the clinical trials of our lead product candidates;

•	the scope, progress, results and costs of compound discovery, preclinical development, laboratory testing and clinical trials for our product candidates;

•	the extent to which we acquire or in-license other products and technologies;

•	the timing and amount of actual reimbursements under the BARDA Contract;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•	our ability to establish any future collaboration arrangements on favorable terms, if at all.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $27.3 million. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the fair value of our cash equivalents or marketable securities. If a 50% change in interest rates were to have immediately occurred on June 30, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
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
of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
Changes in Internal Control
As required by Rule
13a-15(d)
and Rule
15d-15(d)
of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no such changes during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Since inception, we have incurred significant operating losses. Our losses from operations for the six months ended June 30, 2022 and the years ended December 31, 2021 and 2020 were $38.2 million, $47.3 million, and $34.2 million, respectively. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
We anticipate that our expenses will increase substantially as clinical trials for any of our product candidates commence or progress. Our expenses will increase if and as we:

•	seek to discover or develop additional product candidates;

•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;

•	in-license or acquire other products and technologies;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and any future commercialization efforts.
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
Securing additional financing may divert our management from our day-to-day
activities, which may adversely affect our ability to develop any of our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all, particularly in light of our stopping patient enrollment in our Phase 3 trial of exebacase based on the recommendation of the Data Safety Monitoring Board (“DSMB”) that the trial be stopped because the conditional power of the study was below the pre-specified threshold for futility (the “Trial Closure”). We recently implemented a restructuring plan resulting in a reduction to our workforce of 16 employees, or approximately 37% of the Company’s headcount as of June 30, 2022. If we are unable to obtain funding, we would be forced to further reduce our workforce or delay, reduce or eliminate our research and development programs, which could adversely affect our business prospects, or we may be unable to continue operations or continue as a going concern.

The recent substantial decline in the price per share of our common stock will likely make it more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.
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
We will need to obtain substantial additional funding in connection with our continuing operations, particularly if we continue the clinical development of exebacase or develop new product candidates or acquire new product candidates or technologies. We recently implemented a restructuring plan resulting in a reduction to our workforce of 16 employees, or approximately 37% of the Company’s headcount as of June 30, 2022. If we are unable to raise capital when needed or on attractive terms, we could be forced to further reduce our workforce or delay, reduce or eliminate our research and development programs or any future commercialization efforts. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the
COVID-19
pandemic, the current conflict between Russia and Ukraine and interest rate increases. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms.

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

•
the effects of the
COVID-19
pandemic, global supply chain disruptions, international political instability, and rising inflation and interest rates on, among other things, our financial performance, business and operations.

Conducting clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results to obtain marketing approval and achieve product sales. For example, we recently stopped patient enrollment in our Phase 3 trial of exebacase based on the recommendation of the DSMB that the trial be stopped because the conditional power of the study was below the pre-specified threshold for futility.
In addition, if approved, any of our product candidates that we develop may not achieve commercial success. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives and to continue as a going concern. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. Adequate additional financing may not be available to us on acceptable terms, or at all.
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
On March 10, 2021, we executed a cost-share contract from BARDA, part of the Office of the Assistant Secretary for Preparedness and Response at the U.S. Department of Health and Human Services. Under the terms of the BARDA Contract, the Company will receive $9.8 million in initial funding during the base period. Following completion of the base period, the BARDA Contract may provide funding in support of the completion of the Phase 3 clinical trial of exebacase. The BARDA Contract contains terms and conditions that are customary for contracts with BARDA of this nature, including provisions giving the government the right to terminate the contract at any time for its convenience. If BARDA were to eliminate, reduce, or delay funding under the BARDA Contract or prohibit reimbursement of some of our incurred costs, we would have to seek additional funding to complete our Phase 3 DISRUPT trial.
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
U.S. government contracts, such as our BARDA Contract, generally contain unfavorable termination provisions, which may subject us to additional risks as compared to our competitors that have not entered into such contracts. These risks include the ability of the U.S. government to unilaterally:

•	terminate or reduce the scope of our contract with or without cause;

•	interpret relevant regulations (federal acquisition regulation clauses);

•	require performance under circumstances that may not be favorable to us;

•	require an in-process review where the U.S. government will review the project and its options under the contract;

•	control the timing and amount of funding; and

•	audit and object to our contract-related costs and fees, including allocated indirect costs.
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
The measures taken in response to the evolving
COVID-19
pandemic have had a significant impact on the economy and, to a lesser extent, both directly and indirectly, on our business. We adjusted our business operations, with a majority of our employees working remotely. Our Phase 3 DISRUPT clinical trial was also affected, as clinical sites experienced periodic delays in new patient enrollment.

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
We are heavily dependent on the success of our leading product candidates. The approval process of the FDA and comparable foreign regulatory authorities is lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for any of our product candidates, our business will be substantially harmed.
Our near-term business prospects are substantially dependent on our ability to develop our product candidates. We recently stopped patient enrollment in our Phase 3 trial of exebacase based on the recommendation of the DSMB that the trial be stopped because the conditional power of the study was below the pre-specified threshold for futility. The Company continues to monitor <20 already enrolled patients as they complete their follow-up visits and to perform ongoing data review. We expect that conclusions drawn from the ongoing data review will inform next steps for any potential further development of exebacase. We cannot market or sell any of our product candidates in the United States without FDA approval. To commercialize any product candidate outside of the United States, we will need applicable foreign regulatory approvals. The clinical development of any product candidate is susceptible to the inherent risks of any drug development program, including a failure to achieve efficacy across a broad population of patients, the potential occurrence of severe adverse events and the risks that the FDA or any applicable foreign regulatory authority will determine that a drug product is not approvable.

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
We may fail to obtain regulatory approval for any product candidate for many reasons, including the following:

•	we may not be able to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that any of our product candidate is safe and effective for any indication;

•	the results of clinical trials may not meet the level of clinical or statistical significance required for approval by the FDA or comparable foreign regulatory authorities;

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may not be able to demonstrate that any of our product candidate’s clinical and other benefits outweigh its safety risks;

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the FDA or comparable foreign regulatory authorities may identify deficiencies in data generated at our clinical trial sites;

•	the FDA or comparable foreign regulatory authorities may identify deficiencies in the clinical practices of the third-party CROs we use for clinical trials; and

•
the FDA or comparable foreign regulatory authorities may identify deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators enter into agreements for clinical and commercial supplies.

This lengthy approval process as well as the unpredictability of future clinical trial results may prevent us from obtaining regulatory approval to market any of our product candidates, which would significantly harm our business. In addition, disruptions caused by the
COVID-19
pandemic may increase the likelihood that we encounter such difficulties or delays in obtaining regulatory review and approval. Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.
If clinical trials of any of our product candidates that we develop fail to demonstrate safety and efficacy, or the manufacturing for the commercial supply of drug substance or drug product fails to demonstrate robustness, stability, purity and potency to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of or any of our product candidates.
Before obtaining marketing approval from regulatory authorities for the sale of any of our product candidate, we must complete preclinical development, perform extensive process validation and complete the manufacturing of our initial commercial supply of product to demonstrate robustness, stability, purity and potency of our drug product, and conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For example, although we believe our Phase 2 study of exebacase showed positive results, on July 7, 2022, the DSMB for the Phase 3 DISRUPT study recommended that the trial be stopped because the conditional power of the study was below the pre-specified threshold for futility.

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
If we are required to conduct additional clinical trials or other testing of any of our product candidate that we develop beyond those that we contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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
These factors may make it difficult for us to enroll enough patients to complete our clinical trials in a timely and cost-effective manner. For example, our Phase 3 DISRUPT clinical trial experienced some delays in patient enrollment as a result of the
COVID-19
pandemic, as some clinical sites in high impact areas delayed new patient enrollment as dictated by local conditions. Such delays have impacted and could further adversely affect the expected timelines for our product development and approval process and may adversely affect our business, financial condition and results of operations. Delays in the completion of any clinical trial of our product candidates increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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
We rely on CROs to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining, or may ultimately not be able to obtain, regulatory approval for commercialization of any of our product candidates.
We have relied and will continue to rely on CROs for the execution of our preclinical and clinical studies and to recruit patients and monitor and manage data for our clinical programs for our product candidates. We control only certain aspects of our CROs’ activities, but we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards. Our reliance on the CROs does not relieve us of these regulatory responsibilities. We and our CROs are required to comply with the FDA’s regulations and GCPs requirements, which are regulations and guidelines enforced by the FDA and comparable regulatory authorities meant to protect the rights and health of clinical trial subjects. The FDA and comparable regulatory authorities enforce their regulations and GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA (or similar foreign authorities) may require us to perform additional clinical trials before approving our product candidates. We cannot assure you that, upon inspection, the FDA (or similar foreign authorities) will determine that any of our clinical trials comply with GCPs. In addition, to evaluate the safety and effectiveness of any of our product candidate to a statistically significant degree, our clinical trials will require an adequately large number of test subjects. Any clinical trial that a CRO conducts abroad on our behalf is subject to similar regulation. Accordingly, if our CROs fail to comply with these regulations or recruit a sufficient number of patients, we may have to repeat clinical trials, which would delay the regulatory approval process.
In addition, our CROs are not our employees and we cannot control whether or not they devote sufficient time and resources to our non-clinical,
preclinical or clinical programs. Our CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize any of our product candidates that we seek to develop. As a result, our financial results and the commercial prospects for any of our product candidates that we seek to develop would be harmed, our costs could increase and our ability to generate revenues could be delayed or ended.
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
We rely on contract manufacturing organizations (“CMOs”) to manufacture clinical and commercial supplies of our product candidates. In addition to the risks associated with the manufacture of our product candidates, which could include cost overruns, new impurities, difficulties in process or formulation development, scaling up or reproducing manufacturing processes and lack of timely availability of raw materials, if these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining, or may ultimately not be able to obtain, regulatory approval for commercialization of any of our product candidates.
We do not currently have nor do we plan to build the infrastructure or capability internally to manufacture any of our product candidates. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. For example, we employ the services of Fujifilm UK to supply the active pharmaceutical ingredient for exebacase. We have not yet validated the manufacturing processes or contractually secured our commercial supplies. We do not currently have long-term supply agreements. Furthermore, the raw materials for our product candidates are sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.
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
In the fourth quarter of 2020, we were notified by Fujifilm UK that they experienced equipment failures that would impact their manufacturing timelines. As a result, we successfully transferred manufacturing to Fujifilm USA and expect to complete the process validation and initial commercial manufacturing of drug substance with Fujifilm USA. We may still experience delays to the manufacturing timeline.
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
The pharmaceutical and biotechnology industries are intensely competitive. We compete directly and indirectly with other pharmaceutical companies, biotechnology companies and academic and research organizations in developing therapies to treat diseases. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. We compete with companies that have products on the market or in development for the same indications as our product candidates. We may also compete with organizations that are developing similar technology platforms. Competitors may develop more effective, more affordable or more convenient products or may achieve earlier patent protection or commercialization of their products. These competing products may render our product candidates obsolete or limit our ability to generate revenue from our product candidates. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drug products that are more effective or less costly than our product candidates.

The level of commercial success of any of our product candidates that we develop will depend upon attaining significant market acceptance of these products among physicians and payors.
Even if any of our product candidates that we develop is approved by the appropriate regulatory authorities for marketing and sale, physicians may not prescribe the approved product. Market acceptance of any of our product candidate that we develop by physicians, patients and payors will depend on a number of factors, many of which are beyond our control, including:

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
Coverage and reimbursement may not be available for any of our product candidates that we develop, which could make it difficult for us to sell our products profitably.
Market acceptance and sales of any of our product candidates that we develop will depend on coverage and reimbursement policies and may be affected by health care reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for any of our product candidate that we develop. Also, we cannot be sure that the amount of reimbursement available, if any, will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any of our product candidates that we develop.
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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments varies from 1% from April 1, 2022 through June 30, 2022, to up to 3% in the final fiscal year of this sequester, unless additional Congressional action is taken. Further, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, or the ATRA, which, among other things, further reduced Medicare payments to several providers. Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. For example, the Cures Act changes the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs. More recently, on March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.
While we cannot predict the impact these new laws will have in general or on our business specifically, they may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of any future products.
We expect to experience pricing pressures in connection with the sale of any of our product candidate that we develop, due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain coverage and reimbursement for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.
We currently have no marketing and sales organization and have no experience in marketing drug products. If we are unable to establish our own marketing and sales capabilities, or enter into agreements with third parties, to market and sell our products after they are approved, we may not be able to generate revenues.
We do not have the capabilities to market, sell and distribute any of our drug products. In order to commercialize any products, we must develop these capabilities on our own or make arrangements with third parties for the marketing, sales and distribution of our products. The establishment and development of our own sales force would be expensive and time consuming and could delay any product launch, and we cannot be certain that we would be able to successfully develop this capability. As a result, we may seek one or more third parties to handle some or all of the sales, marketing or distribution for any of our product candidate in the United States or elsewhere. However, we may not be able to enter into arrangements with third parties to sell any of our product candidate on favorable terms or at all. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize any of our product candidate that we develop, which would negatively impact our ability to generate product revenues. Further, whether we commercialize products on our own or rely on a third party to do so, our ability to generate revenue will be dependent on the effectiveness of the sales force. In addition, to the extent we rely on third parties to commercialize our approved products, we may likely receive less revenues or profits than if we commercialized these products ourselves.
We may form or seek strategic alliances in the future, and we may not realize the benefits of such alliances.
We may form or seek strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to any product candidate that we may develop. Any of these relationships may require us to incur non-recurring
and other charges, increase our
near-and
long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic alliances and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic collaboration or other alternative arrangements for any product candidate because it may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view any product candidate as having the requisite potential to demonstrate safety and efficacy. Any delays in entering into new strategic collaboration agreements could delay the development and commercialization of any product candidate that we develop, which would harm our business prospects, financial condition and results of operations.

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
Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters
If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, any product candidates, and our ability to generate revenue will be materially impaired.
Any of our product candidate that we develop and the activities associated with their development and commercialization, including their design, testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, importation and exportation are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any product from regulatory authorities in any jurisdiction. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidate that we develop may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.
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
As a company, we have never obtained regulatory approval for, or commercialized, a drug or biologic. It is possible that the FDA may refuse to accept any or all of our potential future Biologics License Applications, or BLAs, for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of any of our product candidates. If the FDA does not accept or approve any or all of our potential future BLAs, it may require that we conduct additional preclinical, clinical or manufacturing validation studies, which may be costly, and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA required studies, approval of any BLA or application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any delay in obtaining, or an inability to obtain, regulatory approvals would prevent us from meeting our timelines for commercializing any of our product candidates, generating revenues and achieving and sustaining profitability.
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
Separately, in response to the
COVID-19
pandemic, in March 2020, the FDA temporarily postponed routine surveillance inspections of domestic and foreign manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site
inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving
COVID-19
pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the
COVID-19
pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
If foreign approval for any of our product candidates is obtained, there are inherent risks in conducting business in international markets.
Commercialization of our product candidates in international markets is an element of our long-term strategy. If approved for commercialization in a foreign country, we intend to enter into agreements with third parties to market our product candidates whenever it may be approved and wherever we have the right to market it. Consequently, we expect that we will be subject to additional risks related to entering into international business relationships, including:

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
We face an inherent risk of product liability exposure related to the testing of our product candidates that we develop in human clinical trials and we will face higher degrees of this risk if we commercially sell any products that we develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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
Risks Related to Employee Matters and Our Operations
Our future success depends on our ability to attract and retain qualified personnel, and changes in management may negatively affect our business.
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
Furthermore, in light of our announced reduction in headcount as part of our restructuring program, we may find it difficult to maintain valuable aspects of our culture, to prevent a negative effect on employee morale or attrition beyond our planned reduction in headcount, and to attract competent personnel who are willing to embrace our culture in the future. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We may not be able to retain the services of any members of our senior management or other key employees. If we do not succeed in retaining and motivating existing employees or attracting well-qualified employees in the future, our business, financial condition and results of operations could be materially and adversely affected.
We may not successfully execute or achieve the expected benefits of our announced restructuring program and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations.
On July 29, 2022, we implemented a restructuring plan resulting in a reduction to our workforce of 16 employees, or approximately 37% of our headcount as of June 30, 2022. This reduction includes the resignation of Cara Cassino, M.D. as Chief Medical Officer and Executive Vice President of Research and Development of the Company. We expect to recognize a restructuring charge in the third quarter of 2022 of approximately $1.5 million consisting primarily of severance, one-time termination and other related costs, all of which will result in future cash expenditures.
The restructuring program is based on our current estimates, assumptions and forecasts, which are subject to known and unknown risks and uncertainties, including assumptions regarding cost savings, cash burn rate, and effectiveness of our reduced spend. Accordingly, we may not be able to fully realize the cost savings, enhanced liquidity and other benefits anticipated from the restructuring program. Additionally, implementation of the restructuring program and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. In addition, our initiatives could result in personnel attrition beyond our planned reduction in headcount or reduce employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees. Unfavorable publicity about us or our restructuring program could result in reputational harm and could diminish confidence in our brand and business model. The restructuring program has required, and may continue to require, a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating our business.
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
Risks Related to Our Securities
The price of our common stock has been volatile and you could lose all or part of your investment.
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
The trading price of our securities has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form-10Q, these factors include:

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
The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions, including an exemption for any securities listed on a national securities exchange. The rules impose additional sales practice requirements on broker-dealers for transactions involving “penny stock”, with some exceptions. The continued listing standards of the Nasdaq Capital Market require, among other things, that the minimum price of a listed company’s stock be at or above $1.00. If the minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. The bid price of our common stock has recently closed below the minimum $1.00 per share requirement. If shares of our common stock were delisted from the Nasdaq Capital Market and determined to be “penny stock”, broker-dealers may find it more difficult to trade such securities and investors may find it more difficult to acquire or dispose of such securities on the secondary market.
Future sales of our common stock or warrants may cause the market price of our securities to decline.
Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of August 12, 2022, we have approximately 39.3 million shares of common stock outstanding, of which approximately 37.4 million shares of our outstanding common stock are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 10.9 million shares of our common stock outstanding as of August 12, 2022. Approximately 10.4 million shares of common stock underlying warrants will be freely tradable upon exercise unless held by our affiliates.
We have registered 6,404,509 shares of our common stock as of August 12, 2022 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The 2014 Plan provides that the number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

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
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.
The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In addition, there is a risk that one or more of our CROs, suppliers or other third-party providers may not survive an economic downturn or recession. As a result, our business, results of operations and price of our common shares may be adversely affected.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of ContraFect Corporation, dated August 1, 2014, and Certificate of Amendment, dated May 9, 2016, Certificate of Amendment dated May 2, 2017, and Certificate of Amendment dated February 3, 2020 (incorporated by reference to Exhibit 3.1 of the Company’ Form 10-K (File No. 001-36577) filed with the SEC on March 18, 2020)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q (File No. 001-36577) filed with the SEC on November 13, 2020)

10.1	ContraFect Corporation 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (Reg. No. 333-265153) filed with the SEC on May 23, 2022)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContraFect Corporation

Date: August 15, 2022	By:	/s/ Roger J. Pomerantz, M.D., F.A.C.P.
Roger J. Pomerantz, M.D., F.A.C.P.
President and Chief Executive Officer

Date: August 15, 2022	By:	/s/ Michael Messinger
Michael Messinger
Chief Financial Officer (Principal Financial Officer)