Form 10-Q
period 2022-09-30
CONTRAFECT Corp
filed 2022-11-14
CIK 1478069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock outstanding as of November
11
, 2022 was 39,332,721.

CONTRAFECT CORPORATION

FORWARD LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, our ability to continue as a going concern, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “targets”, “may”, “plans”, “projects”, “potential”, “will”, “would”, “could” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All such forward-looking statements involve significant risks and uncertainties, including, but not limited to, statements regarding:

•	the success, cost, timing and potential indications of our product development activities and clinical trials;

•	our ability to advance into and through clinical development and ultimately obtain U.S. Food and Drug Administration (“FDA”) approval for our product candidates;

•	our research and development plans and ability to bring forward additional product candidates into preclinical and clinical development;

•	our expectations regarding the impact of COVID-19 on our business, operations and financial performance and position;

•	our contract with the Biomedical Advanced Research and Development Authority (“BARDA”) (the “BARDA Contract”) and any exercise of BARDA’s options to extend the BARDA Contract;

•	our grant award from the Military Infectious Diseases Research Program, United States Army Medical Research and Development Command (“USAMRDC”);

•	the rate and degree of market acceptance of our product candidates and our expectations regarding the size of the commercial markets for our product candidates;

•	our future marketing and sales programs;

•	the effect of competition and proprietary rights of third parties;

•	our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern;

•	anticipated reductions in operating expenses;

•	the availability of and our ability to obtain additional financing;

•	the effects of existing and future federal, state and foreign regulations;

•	the seeking of joint development, licensing or distribution and collaboration and marketing arrangements with third parties; and

•	the period of time for which our existing cash and cash equivalents will enable us to fund our operations.

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

•	Developments by competitors may render our products or technologies obsolete or non-competitive.

i

•	The level of commercial success of any of our product candidates that we develop will depend upon significant market acceptance of these products among physicians and payors.

•	Coverage and reimbursement may not be available for any of our product candidates that we develop, including as a result of healthcare reform measures.

•

We may not successfully execute or achieve the expected benefits of our restructuring program and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations.

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

•

We currently do not meet certain of Nasdaq Capital Market’s continued listing requirements and other Nasdaq rules. If we are unable to regain compliance, we are likely to be delisted. Delisting could negatively affect the price of our common stock and could make it more difficult for us to sell securities in a future financing or for you to sell our common stock.

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

ii

CONTRAFECT CORPORATION
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONTRAFECT CORPORATION
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$4,664	$16,654
Marketable securities	12,984	37,631
Prepaid expenses	1,815	4,439
Other current assets	586	4,140

Total current assets	20,049	62,864
Property and equipment, net	628	741
Operating lease right-of-use assets	2,249	2,544
Other assets	108	613

Total assets	$23,034	$66,762

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$15,348	$2,389
Accrued and other current liabilities	7,768	9,128
Current portion of lease liabilities	667	657

Total current liabilities	23,783	12,174
Warrant liabilities	3	2,530
Long-term portion of lease liabilities	2,313	2,609
Other liabilities	38	73

Total liabilities	26,137	17,386
Commitments and contingencies	—	—
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 125,000,000 shares authorized, 39,332,721 shares issued and outstanding at September 30, 2022 and December 31, 2021	4	4
Additional paid-in capital	312,898	310,008
Accumulated other comprehensive loss	(140)	(84)
Accumulated deficit	(315,865)	(260,552)

Total stockholders’ (deficit) equity	(3,103)	49,376

Total liabilities and stockholders’ (deficit) equity	$23,034	$66,762

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$10,814	$8,664	$40,299	$24,462
General and administrative	3,366	3,022	9,886	8,722
Restructuring	7,719	—	7,719	—

Total operating expenses	21,899	11,686	57,904	33,184

Loss from operations	(21,899)	(11,686)	(57,904)	(33,184)
Other income:
Interest income , net	9	36	64	91
Change in fair value of warrant liabilities	4,823	6,358	2,527	17,210

Total other income, net	4,832	6,394	2,591	17,301

Net loss	$(17,067)	$(5,292)	$(55,313)	$(15,883)

Per share information:
Basic and diluted net loss per share	$(0.43)	$(0.13)	$(1.41)	$(0.44)

Shares used in computing net loss per share	39,332,721	39,332,721	39,332,721	35,914,327

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(17,067)	$(5,292)	$(55,313)	$(15,883)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	73	(1)	(56)	(22)

Comprehensive loss	$(16,994)	$(5,293)	$(55,369)	$(15,905)

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Stockholders’ (Deficit) Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ (Deficit) Equity
	Shares	Amount
Balance, December 31, 2021	39,332,721	$4	$310,008	$(84)	$(260,552)	$49,376
Stock-based compensation	—	—	919	—	—	919
Unrealized loss on marketable securities	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	(20,157)	(20,157)

Balance, March 31, 2022	39,332,721	$4	$310,927	$(224)	$(280,709)	$29,998
Stock-based compensation	—	—	965	—	—	965
Unrealized gain on marketable securities	—	—	—	11	—	11
Net loss	—	—	—	—	(18,089)	(18,089)

Balance, June 30, 2022	39,332,721	$4	$311,892	$(213)	$(298,798)	$12,885
Stock-based compensation	—	—	1,006	—	—	1,006
Unrealized gain on marketable securities	—	—	—	73	—	73
Net loss	—	—	—	—	(17,067)	(17,067)

Balance, September 30, 2022	39,332,721	$4	$312,898	$(140)	$(315,865)	$(3,103)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	27,810,161	$3	$252,908	$(21)	$(240,270)	$12,620
Issuance of securities in registered offering	11,500,000	1	57,499	—	—	57,500
Financing cost of sale of securities	—	—	(3,703)	—	—	(3,703)
Issuance of common stock for exercise of warrants	22,560	—	110	—	—	110
Stock-based compensation	—	—	581	—	—	581
Unrealized loss on marketable securities	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(5,195)	(5,195)

Balance, March 31, 2021	39,332,721	$4	$307,395	$(29)	$(245,465)	$61,905
Stock-based compensation	—	—	938	—	—	938
Unrealized loss on marketable securities	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(5,396)	(5,396)

Balance, June 30, 2021	39,332,721	$4	$308,333	$(42)	$(250,861)	$57,434
Stock-based compensation	—	—	864	—	—	864
Unrealized loss on marketable securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(5,292)	(5,292)

Balance, September 30, 2021	39,332,721	$4	$309,197	$(43)	$(256,153)	$53,005

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(55,313)	$(15,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	115	110
Stock-based compensation expense	2,890	2,383
Change in fair value of warrant liabilities	(2,527)	(17,210)
Net amortization of premium on marketable securities	556	503
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current and non-current assets	6,709	(6,260)
Increase in accounts payable, accrued and other current liabilities	11,564	3,800

Net cash used in operating activities	(36,006)	(32,557)
Cash flows from investing activities
Purchases of marketable securities	—	(47,644)
Sales of marketable securities	2,504	—
Proceeds from maturities of marketable securities	21,531	31,034

Purchases of property and equipment	(19)	—
Net cash provided by (used in) investing activities	24,016	(16,610)
Cash flows from financing activities
Proceeds from issuance of securities	—	57,500
Payment of financing costs of securities sold	—	(3,703)
Proceeds from the exercise of warrants	—	110

Net cash provided by financing activities	—	53,907

Net (decrease) increase in cash and cash equivalents	(11,990)	4,740
Cash and cash equivalents at beginning of period	16,654	15,485

Cash and cash equivalents at end of period	$4,664	$20,225

See accompanying notes.

CONTRAFECT CORPORATION
Notes to Unaudited Consolidated Financial Statements
September 30, 2022
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
S. aureus
is also a frequent source of biofilm-dependent infections of heart valves (endocarditis), prosthetic joints, indwelling devices and catheters. These infections result in significant morbidity and mortality despite current antibiotic therapy. Exebacase was being studied in a pivotal Phase 3 superiority study (the “DISRUPT study”) to evaluate the safety, tolerability, efficacy and pharmacokinetics of intravenous (“IV”) exebacase when used in addition to background standard of care antibiotic therapy for the treatment of
S. aureus
bacteremia, including right-sided endocarditis in adolescent and adult patients. On July 7, 2022, the Data Safety Monitoring Board (“DSMB”) conducted an interim futility analysis and recommended that the DISRUPT study be stopped because the conditional power of the study was below the pre-specified
threshold for futility. Based on the DSMB’s recommendation, patient enrollment in the Phase 3 trial was stopped (“Trial Closure”). The Company continues to monitor <20 already enrolled patients as they complete their follow-up
visits and to perform ongoing data review. The Company also expects to complete all clinical study reports as required by the U.S. Food and Drug Administration (“FDA”). On July 29, 2022, the Company initiated a restructuring plan resulting in a reduction in workforce. The restructuring plan was designed to reduce costs and align resources with the Company’s anticipated product development milestones for exebacase and CF-370 and to help preserve the value of the Company’s drug discovery operations. The restructuring reduced the Company’s workforce from 43 full-time employees as of June 30, 2022 to 27 full-time employees as of August 15, 2022, when the reduction was completed. The Company recognized a restructuring charge of approximately $7.7 million, including $1.6 million related to employee termination costs and other related expenses from the workforce reduction and $6.1 million from the write-off of prepaid manufacturing costs following the suspension of IV exebacase related activities.
The Company has incurred recurring losses since inception as a research and development organization and has an accumulated deficit of $315.9 million as of September 30, 2022. For the nine months ended September 30, 2022, the Company used $
36.0
 million of cash in operations. The Company has relied on its ability to fund its operations through public and private debt and equity financings, and, to a lesser extent, grant funding and government contracts. The Company expects operating losses and negative cash flows to continue at significant levels in the future as it continues to advance its programs. As of September 30, 2022, the Company had approximately $
17.6
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
On March 10, 2021, the Company entered into a cost-share contract (the “BARDA Contract”) with BARDA, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. The base period for the BARDA Contract included government funding of up to $9.8 million
 to reimburse expenses to support the conduct of the Phase 3 DISRUPT study and futility analysis. Following the interim futility analysis and the stopping of patient enrollment, on August 24, 2022, the BARDA Contract was modified to provide for and exercise an option by BARDA to provide up to $6.6 million
 in funding to support a futility outcome root-cause analysis and the close-out of the Phase 3 DISRUPT study of exebacase.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited consolidated financial statements. The Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, including all related disclosures and the complete listing of significant accounting policies as described in Note 2 thereof, are included in the Company’s Annual Report on Form
10-K
that was filed with the SEC on March 25, 2022.
In the opinion of management, the unaudited financial information as of September 30, 2022 and for three and nine months ended September 30, 2022 and 2021 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
The Company currently relies on a single manufacturer of drug substance for each of its product candidates and two manufacturers of drug product, one located in the United States and one in Western Europe, and there are no long-term supply agreements in place. A sustained disruption in the operations of any of these manufacturers, or in the event the Company would need to change to a new supplier, could result in a significant delay in the ability of the Company to complete any associated activities.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to research and development prepaid expenses and accruals, restructuring costs, stock-based compensation, warrant valuation and realization of net deferred income taxes. The Company’s actual results may differ from these estimates under different assumptions or conditions, including the effects of significant risks and uncertainties.
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
There were

$
18
of
realized
losses
on sales of marketable securities for the three and nine months ended September 30, 2022 and no realized gains
or
losses on sales of marketable securities for the three and nine months ended September 30,
2021. There were no marketable securities that had been in an unrealized loss position for more than 12 months as of September 30, 2022 or December 31, 2021.
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
Government Contracts and Grant Agreements
The Company recognizes a receivable, which is included in other current assets on its consolidated balance sheet, and the related reduction in its research and development expenses when the actual reimbursable costs have been incurred and there is reasonable assurance that the Company has complied with the conditions of the applicable government contract or grant agreement and the amounts will be received. The Company recognized a reduction to its research and development expense in the amount of approximately $0.9 million and $3.7 million for the three months ended September 30, 2022 and 2021, and $5.2 million and $7.7 million for the nine months ended September 30, 2022 and 2021, respectively. The receivable for government contracts and grant agreements as of September 30, 2022 and December 31, 2021 was approximately $0.6 million and $4.1 million, respectively, and is included in other current assets on the consolidated balance sheet. The Company has approximately $8.5 million of committed government contract and grant agreement funding remaining as of September 30, 2022.
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
Restructuring
The Company has made estimates and judgments regarding the amount and timing of its restructuring expense and liability, including current and future period termination benefits and other costs to be incurred when related actions take place. Actual results may differ from these estimates. Restructuring charges are reflected in the Company’s consolidated statements of operations. The Company has accounted for these expenses in accordance with ASC 420,
Exit or Disposal Cost Obligations
.
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
3. Marketable Securities
Marketable securities at September 30, 2022 consisted of the following (in thousands):

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$13,124	$—	$(140)	$12,984
Marketable securities at December 31, 2021 consisted of the following (in thousands):

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$37,715	$—	$(84)	$37,631
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
At September 30, 2022, the Company held 8 debt securities that individually and in total were in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2022 was approximately $13.0 million. The Company evaluated its securities for other than temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions.
The Company intends to hold the securities to maturity but may be required to sell the securities prior to the recovery of the amortized cost basis. Based on this analysis, the
marketable securities were considered to be other-than-temporarily impaired as of September 30, 2022.
 There were no impairments for credit losses, and as such, the unrealized losses will continue to be recognized in the consolidated statements of comprehensive loss. Realized losses, if any, will be recognized in the Company’s statements of operations on a specific identification basis.

4. Fair Value Measurements
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurement as of September 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3,017	$—	$—
Marketable securities	12,984	—	—
Warrant liabilities	—	—	3

Total	$16,001	$—	$3

	Fair Value Measurement as of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$7,734	$—	$—
Marketable securities	37,631	—	—
Warrant liabilities	—	—	2,530

Total	$45,365	$—	$2,530

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

	As of September 30, 2022	As of December 31, 2021
Expected volatility	136.5%	61.9%
Remaining contractual term (in years)	0.67	1.42
Risk-free interest rate	3.99%	0.56%
Expected dividend yield	—%	—%
Warrant liabilities
The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$4,826	$18,552	$2,530	$29,404
(Decrease) increase in fair value (1)	(4,823)	(6,358)	(2,527)	(17,210)

Balance at end of period	$3	$12,194	$3	$12,194

(1)	The change in fair values of the warrant liabilities is recorded in other income in the consolidated statement of operations.

The key inputs into the Black-Scholes option pricing model are the current per-share
value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liabilities.
5. Accrued
 and Other Current
Liabilities
Accrued
 and other current
liabilities consist of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Accrued research and development service fees	$3,638	$5,641
Accrued compensation costs	2,778	2,215
Accrued professional fees	1,046	819
Accrued facilities operation expenses	129	307
Other accrued expenses	177	146

Total accrued liabilities	$7,768	$9,128

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
The following table sets forth the computation of basic and diluted net loss per share for common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(17,067)	$(5,292)	$(55,313)	$(15,883)
Weighted average shares of common stock outstanding	39,332,721	39,332,721	39,332,721	35,914,327

Net loss per share of common stock – basic and diluted	$(0.43)	$(0.13)	$(1.41)	$(0.44)

The following potentially dilutive securities outstanding at September 30, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	September 30,
	2022	2021
Options to purchase common stock	4,515,422	2,950,551
Warrants to purchase common stock	9,325,521	10,926,733

Total	13,840,943	13,877,284

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
The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

Description	September 30, 2022	December 31, 2021
Operating lease liabilities:
Current portion of lease liabilities	$667	$657
Long-term portion of lease liabilities	$2,313	$2,609
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
As of September 30, 2022, the maturities of our operating lease liabilities were as follows (in thousands):

Amount
October 1, 2022 - December 31, 2022	$173
Year ending December 31:
2023	707
2024	721
2025	736
2026	750
Thereafter	702

Total lease payments	3,789
Less: Present value adjustment	(809)

Operating lease liabilities	$2,980

Lease costs under the terms of the Company’s leases for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost (1)	$154	$154	$460	$461
Variable lease costs (2)	66	46	147	111

Total lease cost	$220	$200	$607	$572

(1)	Operating lease payments included in the measurement of the Company’s lease liabilities are comprised of fixed payments according to the terms of the Company’s leases.
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

In consideration for the licenses, the Company paid Rockefeller license initiation fees in cash and stock. The Company has
paid annual maintenance fees of $200,000 in each of 2021, 2020 and 2019, and is
required to pay $200,000 each year until the licenses terminate. Depending on the success of its programs, the Company may also incur regulatory milestone payments up to a total of $5.0 million and royalties of up to 5% on net sales from products to Rockefeller.
The Company is
allowed to grant sublicenses to third parties without prior approval, subject to certain conditions and the payment of a certain percentage of all payments we receive from sublicensees. There were no milestone, royalty or sublicense payments made during the nine months ended September 30, 2022 or 2021. The Company has made total milestone payments under the
CF-301
License of $810,000 as of September 30, 2022.
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
8. Restructuring
On July 29, 2022, the Company initiated a restructuring plan resulting in a reduction in workforce. The restructuring plan was designed to reduce costs and align resources with the Company’s anticipated product development milestones for exebacase and CF370 and to help preserve the value of the Company’s drug discovery operations. The restructuring reduced the Company’s workforce from 43 full-time employees as of June 30, 2022 to 27 full-time employees as of August 15, 2022, when the reduction was completed. The Company recognized a restructuring charge of approximately $7.7 million, including $1.6 million related to employee termination costs, including severance, health benefits and other related expenses from the workforce reduction, and $6.1 million from the write-off of prepaid manufacturing costs following the suspension of IV exebacase manufacturing activities.
The following table summarizes the restructuring related charges within the Company’s consolidated statements of operations where they were recorded during the three and nine months ended September 30, 2022 (in thousands):

Amount
Employee termination costs and other related expenses	$1,583
Write-off of prepaid manufacturing costs	$6,136

Total	$7,719

The restructuring costs were included in accounts payable and accrued and other current liabilities in the Company’s consolidated balance sheets. Activity for the nine months ended September 30, 2022 is summarized as follows (in thousands):

As of September 30, 2022
Balance at beginning of period	$—
Charge to expense	7,719
Payments made	(361)

Balance at end of period	$7,358

As of September 30, 2022, the Company had $7.4 million remaining in accounts payable and accrued and other current liabilities on its consolidated balance sheet, which will be paid by the end of the first quarter of 2024.

9. Capital Structure
Common Stock
As of September 30, 2022, the Company was authorized to issue 125,000,000 shares of common stock.
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
On May 27, 2020, the Company completed an underwritten public offering of 11,797,752 shares of its common stock and warrants to purchase an additional 8,848,314 shares of its common stock at an exercise price of $4.90 per share. The public offering price was $4.45 for one share of common stock and an accompanying warrant to purchase 0.75 shares of common stock, resulting in net proceeds to the Company of approximately $48.9 million after underwriting discounts and commissions and offering expenses payable by the Company. The Company completed a concurrent private placement to Pfizer Inc. (“Pfizer”) of 674,156 shares of common stock and an accompanying warrant to purchase an additional 505,617 shares of its common stock at an exercise price of $4.90 per share (the “Pfizer Warrant”) at a price of $4.45 for one share of common stock and an accompanying warrant to purchase 0.75 shares of common stock, resulting in net proceeds to the Company of approximately $3.0 million. No warrants were exercised during the nine months ended September 30, 2022. Warrants to purchase 22,560 shares of common stock were exercised during the nine months ended September 30, 2021.
The Company issued warrants in its 2020 and 2017 offerings
 (the “2020 Warrants”, and the “2017 Warrants”, respectively).
These warrants contain a fundamental transaction provision that obligates the Company to cash settle the warrants under a limited set of conditions not entirely within the Company’s control. Due to this conditional obligation, the Company determined that the 2020 Warrants and the 2017 Warrants classified as liabilities in the Company’s consolidated balance sheet. At issuance, the Company determined the fair value of the 2020 Warrants and the 2017 Warrants to be $31.4 million and $12.4 million, respectively, and reclassified these balances from stockholders’ equity to warrant liability. The fair value of these warrants is re-measured
at each reporting period and changes in fair value are recognized in the consolidated statement of operations (see Note 4, “Fair Value Measurements”). Additionally, the Company allocated approximately $2.2 million and $0.9 million of issuance costs to the 2020 Warrants and the 2017 Warrants, respectively, based on the proportion of the proceeds allocated to the fair value of the warrants. The allocated issuance costs were expensed as other expense in the Company’s consolidated statement of operations. On July 25, 2022, the 2017 Warrants expired in accordance with their terms and are no longer exercisable.
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
Dividends
The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of September 30, 2022, no dividends have been declared or paid on the Company’s common stock since inception.
Reserved for Future Issuance
The Company has reserved for future issuance the following number of shares of common stock as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Outstanding options to purchase common stock	4,515,422	2,899,694
Outstanding warrants to purchase common stock	9,325,521	10,926,594
For future issuance under the 2014 Omnibus Incentive Plan	45,212	77,631
For future issuance under the 2021 Employment Inducement Plan	990,000	1,000,000

	14,876,155	14,903,919

10. Stock Warrants
As of September 30, 2022 and December 31, 2021, the Company had warrants to purchase the underlying common stock outstanding as shown in the table below.

	September 30, 2022	December 31, 2021
2020 Warrants	8,819,904	8,819,904
2017 Warrants	—	1,599,645
Pfizer Warrant	505,617	505,617
Other warrants (1)	—	1,428

Warrants to purchase common stock	9,325,521	10,926,594

Weighted-average exercise price per share	$4.90	$6.47

(1)	Other warrants are comprised of warrants issued prior to the Company’s initial public offering (“IPO”), generally in exchange for services rendered to the Company.
The following table summarizes information regarding the Company’s warrants outstanding at September 30, 2022:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
$4.90	9,325,521	May 27, 2023
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

The Company recognized compensation expense for stock-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the nine months ended September 30, 2022, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	2,899,694	$9.12
Granted	1,834,000	3.06
Exercised	—	—
Expired	(49,335)	11.86
Forfeited	(168,937)	4.13

Options outstanding at September 30, 2022	4,515,422	6.82	8.24	$—

Vested and exercisable at September 30, 2022	2,245,477	9.78	6.93	$—

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the three months ended September 30, 2022 and 2021 was $0.30 and $3.93, respectively, and during the nine months ended September 30, 2022 and 2021 was $3.06 and $4.31, respectively. Total compensation expense recognized amounted to $1.0 million and $0.9 million for the three months ended September 30, 2022 and 2021, respectively, and $2.9 million and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the total remaining unrecognized compensation cost related to unvested stock options was approximately $5.7 million which will be recognized over a weighted average period of approximately 2.16 years.
The following assumptions were used to compute the fair value of stock options granted during the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk free interest rate	3.00%	0.81%	2.23%	0.83%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.44	6.12	5.91	5.99
Expected volatility	99.5%	95.1%	91.9%	94.5%
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

Overview

We are a late clinical-stage biotechnology company focused on the discovery and development of direct lytic agents (“DLAs”), including lysins and amurin peptides, as new medical modalities for the treatment of life-threatening, antibiotic-resistant infections. We believe DLAs are fundamentally different than antibiotics and offer a potential paradigm shift in the treatment of antibiotic-resistant infections. According to one of the most recent and comprehensive reports on the global burden of bacterial antimicrobial resistance (“AMR”), there were an estimated 4.95 million deaths associated with bacterial AMR in 2019, including 1.27 million deaths directly attributable to bacterial AMR. The six leading pathogens for deaths associated with resistance (Escherichia coli (“E. coli”), Staphylococcus aureus (“S. aureus”), Klebsiella pneumoniae (“K. pneumoniae”), Streptococcus pneumoniae, Acinetobacter baumannii (“A. baumannii”), and Pseudomonas aeruginosa (“P. aeruginosa”)) were responsible for 929,000 deaths. Only one pathogen–drug combination, methicillin-resistant S. aureus (“MRSA”), caused more than 100,000 deaths in 2019.

Lysins are recombinantly-produced enzymes, that when applied to bacteria cleave a key component of the target bacteria’s peptidoglycan cell wall, resulting in rapid bacterial cell death. In addition to the speed of action and potent cidality, we believe lysins are differentiated by their other hallmark features, which include the demonstrated ability to eradicate biofilms and synergistically boost the efficacy of conventional antibiotics in animal models. Amurin peptides are a new class of DLAs, discovered in our laboratories, which disrupt the outer membrane of gram-negative bacteria, resulting in rapid bacterial cell death, offering a distinct mechanism of action from lysins. Amurins have shown a potent, broad spectrum of in vitro activity against a wide range of gram-negative pathogens, including deadly, drug-resistant P. aeruginosa, K. pneumoniae, E. coli, A. baumannii and Enterobacter cloacae bacteria species as well as difficult to treat pathogens such as Stenotrophomonas, Achromobacter and some Burkholderia species. The highly differentiated properties of DLAs underscore their potential use in addition to antibiotics with the goal of improving clinical outcomes compared to antibiotics alone. The development of DLAs involves a novel clinical and regulatory strategy, using superiority design clinical trials with the goal of delivering significantly improved clinical outcomes for patients with serious, antibiotic-resistant bacterial infections, including biofilm-associated infections. We believe this approach affords potential clinical benefits to patients as well as the potential ability to mitigate against further development of antibiotic resistance.

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

On March 10, 2021, we executed a cost-share contract (together with any exercise of BARDA’s options to extend such contract, the “BARDA Contract”) with the Biomedical Advanced Research and Development Authority (“BARDA”), part of the Office of the Assistant Secretary for Preparedness and Response at the U.S. Department of Health and Human Services. Under the terms of the BARDA Contract, the Company will receive $9.8 million in initial funding. The initial funding was used to support the pivotal Phase 3 DISRUPT superiority trial of exebacase. Following the interim futility analysis and the stopping of patient enrollment, on August 24, 2022, the BARDA Contract was modified to provide for and exercise an option by BARDA to provide up to $6.6 million in funding to support a futility outcome root-cause analysis and the close-out of the Phase 3 DISRUPT study of exebacase. The BARDA Contract contains terms and conditions that are customary for contracts with BARDA of this nature, including provisions giving the government the right to terminate the contract at any time for its convenience. As a government contractor, we are subject to complex and wide-ranging federal and agency-specific regulations and contractual requirements. The costs of compliance with these requirements may be significant. Failure to comply with government contracting requirements could result in termination of our contract or the imposition of penalties.

On July 29, 2022, we implemented a restructuring plan resulting in a reduction to our workforce of 16 employees, or approximately 37% of our headcount prior to the reduction. This reduction included the resignation of Cara Cassino, M.D. as Chief Medical Officer and Executive Vice President of Research and Development of the Company. We recognized a restructuring charge in the third quarter of 2022 of approximately $7.7 million, including $1.6 million related to employee termination costs, and $6.1 million from the write-off of prepaid manufacturing costs which, as of September 30, 2022, will result in future cash expenditures of up to $7.4 million.

We have never been profitable and our operating losses were $55.3 million, $47.3 million and $34.2 million for the nine months ended September 30, 2022 and the years ended December 31, 2021 and 2020, respectively. As of September 30, 2022, we had an accumulated deficit of $315.9 million and we had approximately $17.6 million in cash, cash equivalents and marketable securities. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect the expenses for each program to increase as candidates advance through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialization. Accordingly, we will need additional financing to support our continuing operations and to continue as a going concern. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all, particularly in light of the Trial Closure (as defined below) and the substantial decline in the price of our common stock. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Without additional funding, the Company believes it will not have sufficient funds to meet its obligations within the next twelve months from the date of issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recent substantial decline in the price per share of our common stock will likely make it more difficult for us to obtain financing. Moreover, if we are delisted from the Nasdaq Stock Market LLC, it may become more difficult for us to obtain equity financing. For additional information regarding risks associated with potential delisting, see Part II, Item 1A, “We are required to meet the Nasdaq Capital Market’s continued listing requirements and other Nasdaq rules, or we may risk delisting. Delisting could negatively affect the price of our common stock and could make it more difficult for us to sell securities in a future financing or for you to sell our common stock.” If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Exebacase

Our lead DLA product candidate, exebacase, was granted Breakthrough Therapy designation for development as a treatment for MRSA bloodstream infections (-bacteremia), including right-sided endocarditis, when used in addition to standard-of-care (“SOC”) anti-staphylococcal antibiotics in adult patients, by the U.S. Food and Drug Administration (“FDA”) in February 2020. In addition to bacteremia, S. aureus is also a common cause of pneumonia and osteomyelitis as well as biofilm-associated infections of heart valves (endocarditis), prosthetic joints, indwelling devices and catheters. These infections result in significant morbidity and mortality despite currently available antibiotic therapies.

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

On September 30, 2022, we submitted a Clinical Trial Authorization (“CTA”) with the French National Agency for the Safety of Medicines and Health Products (“ANSM”) for the study of intra-articular exebacase in patients with chronic prosthetic joint infections of the knee due to S. aureus or coagulase-negative Staphylococci, which was subsequently accepted for review. If the CTA is approved by ANSM, we expect to initiate dosing patients in the study in the first quarter of 2023 and to report early clinical data from the first cohort of patients in the second half of 2023.

Other Programs

Our next product candidate, CF-370, is designed to target a range of gram-negative bacteria including P. aeruginosa and has demonstrated potent in vivo activity against extensively drug-resistant (“XDR”) strains. P. aeruginosa is a major cause of morbidity and mortality in patients with hospital-acquired or ventilator-associated pneumonia and a major medical challenge for cystic fibrosis patients with chronic lung infections. CF-370 has also shown promising activity against E. coli, K. pneumoniae and A. baumannii in in vitro studies. We expect CF-370 to be our next DLA to enter clinical studies. We plan to submit an Investigational New Drug (“IND”) application with the FDA for CF-370 in the first quarter of 2023 and, if approved, to initiate phase 1 clinical studies of CF-370 in healthy volunteers in the second quarter of 2023.

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

To date, a large portion of our research and development work has related to the establishment of our platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and clinical testing of exebacase. As our pipeline progresses, we are able to further leverage our employee and infrastructure resources across multiple development programs as well as research projects. We recorded approximately $10.8 million and $8.7 million of research and development expenses for the three months ended September 30, 2022 and 2021 and $40.3 million and $24.5 million, respectively, for the nine months ended. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories to exebacase and CF-370 as shown below.

The following table summarizes our research and development expenses by category for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product development	$8,634	$7,842	$33,650	$19,970
Personnel related	1,472	2,357	6,282	6,270
Professional fees	760	879	2,895	2,701
Laboratory costs	470	433	1,559	1,132
Stock-based compensation	258	264	788	710
External research and licensing costs	78	599	325	1,357
Expenses reimbursed by grants	(858)	(3,710)	(5,200)	(7,678)

Total research and development expense	$10,814	$8,664	$40,299	$24,462

The following table summarizes our research and development expenses by program for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Exebacase	$7,601	$6,321	$30,085	$15,862
CF-370	1,670	1,164	5,935	3,307
Other research and development	671	2,268	2,408	5,991
Personnel related and stock-based compensation	1,730	2,621	7,071	6,980
Expenses reimbursed by grants	(858)	(3,710)	(5,200)	(7,678)

Total research and development expense	$10,814	$8,664	$40,299	$24,462

We anticipate that our research and development expenses will decrease substantially after the final patients in the DISRUPT study complete their follow-up visits and all study sites are closed, resulting in rapidly decreasing expenditures on the DISRUPT study and the exebacase program more generally. The workforce reduction and suspension of IV exebacase manufacturing activities discussed above will also contribute to this decrease. Research and development expenses could increase in the future in connection with the commencement of any new clinical trials for our product candidates. However, the successful development of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our research and development activities;

•	third-party manufacturing of our product candidates and the active pharmaceutical ingredients for our product candidates;

•	clinical trial results;

•	the terms and timing of regulatory approvals;

•	our ability to market, commercialize and achieve market acceptance for our product candidates in the future; and

•	the expense, filing, prosecuting, defending and enforcing of patent claims and other intellectual property rights.

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

Restructuring

In connection with our decision to stop the Phase 3 DISRUPT trial, suspend CMC activities related to the potential commercialization of IV exebacase and our restructuring plan, we expect that our future operating expenses will be substantially reduced. We currently expect our research and development and general and administrative expenses to be lower for the remainder of 2022 as we operate pursuant to our restructuring plan. In connection with our restructuring, approximately $7.7 million, including $1.6 million related to employee termination costs, including severance, health benefits and other related expenses from the workforce reduction, and $6.1 million from the write-off of prepaid manufacturing costs following the suspension of IV exebacase activities.

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

During the nine-months ended September 30, 2022, there have been no material changes to our critical accounting policies and significant judgments and estimates from the information provided in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2021 filed by us with the SEC on March 25, 2022.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated (in thousands).

	Three Months Ended September 30,		Dollar Change	Nine Months Ended September 30,		Dollar Change
	2022	2021		2022	2021
Operating expenses:
Research and development	$10,814	$8,664	$2,150	$40,299	$24,462	$15,837
General and administrative	$3,366	$3,022	$344	$9,886	$8,722	$1,164
Restructuring	$7,719	$—	$7,719	$7,719	$—	$7,719
Other income, net	$4,832	$6,394	$(1,562)	$2,591	$17,301	$(14,710)

Comparison of Three Months Ended September 30, 2022 and 2021

Research and Development Expenses

Research and development expenses were $10.8 million for the three months ended September 30, 2022 compared with $8.7 million for the three months ended September 30, 2021, an increase of $2.1 million. This increase was primarily attributable to a $1.8 million increase in spending on clinical activities as we stopped enrollment of patients in the Phase 3 DISRUPT study of exebacase and continued patient follow-up procedures and monitoring and a $0.5 million increase in spending on non-clinical studies of CF-370 to support a potential IND application and the completion of ongoing non-clinical studies of exebacase. A $2.8 million decrease in the reimbursable expenditures under our grants and BARDA contract contributed to the increase. These increases were partially offset by a $1.5 million decrease in manufacturing expenses due to the suspension of CMC activities related to the potential commercialization of exebacase, a $0.9 million decrease in spending on our development personnel as a result of our restructuring plan and a $0.5 million decrease in external research expenditures on our other discovery programs.

General and Administrative Expenses

General and administrative expenses were $3.4 million for the three months ended September 30, 2022, compared with $3.0 million for the three months ended September 30, 2021, an increase of $0.4 million. This was due primarily to a $0.3 million increase in legal fees and $0.1 million increase in stock-based compensation expense.

Restructuring Charges

During the three months ended September 30, 2022, we incurred restructuring expenses of $7.7 million related to our restructuring plan. Restructuring expenses for the period were primarily comprised of $1.6 million of severance and other employee costs and a $6.1 million write-off of prepaid manufacturing costs. For further information, refer to Note 8, “Restructuring” to the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other Income, Net

Other income, net was $4.8 million for the three months ended September 30, 2022, compared with $6.4 million for the three months ended September 30, 2021, a decrease in of $1.6 million. The decrease in other income was due to the non-cash gain resulting from the change in fair value of our warrant liabilities in each reporting period.

Comparison of Nine Months Ended September 30, 2022 and 2021

Research and Development Expenses

Research and development expenses were $40.3 million for the nine months ended September 30, 2022 compared with $24.5 million for the nine months ended September 30, 2021, an increase of $15.8 million. This increase was primarily attributable to a $8.3 million increase in spending on manufacturing costs for both exebacase and CF-370 and a $4.9 million increase in spending on clinical activities related to the Phase 3 DISRUPT study of exebacase. A $2.5 million decrease in the reimbursable expenditures under our grants and BARDA contract contributed to the increase.

General and Administrative Expenses

General and administrative expense was $9.9 million for the nine months ended September 30, 2022, compared with $8.7 million for the nine months ended September 30, 2021, an increase of $1.2 million. This increase was primarily attributable to increases of $0.6 million in administrative personnel costs, including $0.5 million of stock-based compensation expense, a $0.5 million in legal fees, and $0.1 million in insurance costs.

Restructuring Charges

During the nine months ended September 30, 2022, we incurred restructuring expenses of $7.7 million related to our restructuring plan in the third quarter of 2022. Restructuring expenses for the period were primarily comprised of $1.6 million of severance and other employee costs and a $6.1 million write-off of prepaid manufacturing costs. For further information, refer to Note 8, “Restructuring” to the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other Income, Net

Other income, net was $2.6 million for the nine months ended September 30, 2022, compared with $17.3 million for the nine months ended September 30, 2021, a decrease of $14.7 million. The decrease in other income relates primarily to the non-cash gain resulting from the change in fair value of our warrant liabilities in each reporting period.

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

Since the date of our IPO, we have funded our operations through the sale of registered securities for gross proceeds of $257.8 million, $9.6 million from the exercise of the Class B Warrants issued in our IPO, $26.0 million from the sale of securities in private placements and the receipt of $25.6 million of funding from grant agreements and government contracts.

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

As of September 30, 2022, we had approximately $17.6 million in cash, cash equivalents and marketable securities which we do not believe will be sufficient to meet our obligations within the next twelve months from the date of issuance of our consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Combined with our accumulated deficit and our forecasted cash expenditures, these factors raise substantial doubt about our ability to continue as a going concern.

As such, under the requirements of Accounting Standard Codification (“ASC”) 205-40, we may not consider the potential for future capital raises in our assessment of our ability to meet our obligations for the next twelve months. We plan to continue to fund our operations through public or private debt and equity financings, but there can be no assurances that such financing will continue to be available to us on acceptable terms, or at all, particularly in light of the Trial Closure and the recent substantial decline in the price of our common stock, and the terms of any public or private offerings of stock could be significantly dilutive to existing stockholders. We recently implemented a restructuring plan to reduce costs and align resources with our anticipated product development milestones for exebacase and CF-370 and to help preserve the value of our drug discovery operations, resulting in a reduction to our workforce of 16 employees, or approximately 37% of the Company’s headcount prior to the reduction and the suspension of CMC activities related to the potential commercialization of exebacase. If we are unable to obtain funding, we would be forced to delay, further reduce our workforce or reduce or eliminate our research and development programs, which could adversely affect our business prospects, or we may be unable to continue operations or continue as a going concern. In accordance with the requirements of ASC 205-40, we have concluded that substantial doubt exists about our ability to continue as a going concern for twelve months from the date of issuance of our consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q.

In the past, we have obtained grants to supplement our financings with non-dilutive funding, including grants from CARB-X, USAMRDC and our cost-sharing contract with BARDA. Our grant programs under CARB-X have ended. We may continue to pursue further non-dilutive funding opportunities and have initiated proposal processes with government agencies for potential non-dilutive funding for the advancement of lysins as biodefense agents. However, there can be no assurances that we will be successful in obtaining new non-dilutive funding or receive the maximum potential funding to the Company under any of our ongoing agreements.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(36,006)	$(32,557)
Investing activities	$24,016	$(16,610)
Financing activities	$—	$53,907

Net Cash Used in Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities for the nine months ended September 30, 2022 increased by $3.4 million compared to the same period in 2021, due primarily to increased payments to our contract research organizations in support of our Phase 3 DISRUPT trial of exebacase and to our contract manufacturing organizations for completion of the exebacase process transfer and ongoing analytical and process validation activities in the first nine months of 2022. In connection with our decision to stop the Phase 3 DISRUPT trial, suspend CMC activities related to the potential commercialization of exebacase and our restructuring plan, we expect that our operating expenses for the remainder of 2022 will be substantially reduced.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2022 were from the proceeds received from the sales and maturities of marketable securities. Net cash used in investing activities for the nine months ended September 30, 2021 was from the purchases of marketable securities less the proceeds received from the maturities of marketable securities.

Net Cash Provided by Financing Activities

There was no net cash provided by or used in financing activities for the nine months ended September 30, 2022. Net cash provided by financing activities for the nine months ended September 30, 2021 resulted from the $53.8 million of net proceeds from our March 22, 2021 offering of securities and $0.1 million of proceeds from the exercise of warrants.

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

Without additional funding, we believe we will not have sufficient funds to meet our obligations within the next twelve months from the date of issuance of our consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. We plan to continue to fund our operations through public or private debt and equity financings, but there can be no assurances that such financing will be available to us on satisfactory terms, or at all, particularly in light of the Trial Closure. We recently implemented a restructuring plan to reduce costs and align resources with our anticipated product development milestones for exebacase and CF-370 and to help preserve the value of our drug discovery operations, resulting in a reduction to our workforce of 16 employees, or approximately 37% of the Company’s headcount prior to the reduction and the suspension of CMC activities related to the potential commercialization of exebacase. If we are unable to obtain funding, we would be forced to delay, further reduce our workforce or reduce or eliminate our research and development programs, which could adversely affect our business prospects, or we may be unable to continue operations or continue as a going concern. In accordance with the requirements of ASC 205-40, we have concluded that substantial doubt exists about our ability to continue as a going concern. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. We plan to continue to supplement our financings with non-dilutive funding, including grants and our cost-sharing contract with BARDA, but there can be no assurances that we will receive the maximum potential funding to the Company under such arrangements.

Our future capital requirements will depend on many factors, including:

•	the results of the clinical trials of our lead product candidates;

•	the scope, progress, results and costs of compound discovery, preclinical development, laboratory testing and clinical trials for our product candidates;

•	the extent to which we acquire or in-license other products and technologies;

•	costs associated with manufacturing of our product candidates and the active pharmaceutical ingredients for our product candidates;

•	the timing and amount of actual reimbursements under the BARDA Contract;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•	our ability to establish any future collaboration arrangements on favorable terms, if at all.

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

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $17.6 million. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have a material impact on the fair value of our cash equivalents or marketable securities. If a 50% change in interest rates were to have immediately occurred on September 30, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no such changes during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our losses from operations for the nine months ended September 30, 2022 and the years ended December 31, 2021 and 2020 were $55.3 million, $47.3 million, and $34.2 million, respectively. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop any of our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all, particularly in light of our stopping patient enrollment in our Phase 3 trial of exebacase based on the recommendation of the Data Safety Monitoring Board (“DSMB”) that the trial be stopped because the conditional power of the study was below the pre-specified threshold for futility (the “Trial Closure”). We recently implemented a restructuring plan to reduce costs and align resources with our anticipated product development milestones for exebacase and CF-370 and to help preserve the value of our drug discovery operations, resulting in a reduction to our workforce of 16 employees, or approximately 37% of the Company’s headcount prior to the reduction and the suspension of CMC activities related to the potential commercialization of exebacase. If we are unable to obtain funding, we would be forced to further reduce our workforce or delay, reduce or eliminate our research and development programs, which could adversely affect our business prospects, or we may be unable to continue operations or continue as a going concern.

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

We will need to obtain substantial additional funding in connection with our continuing operations, particularly if we continue the clinical development of exebacase or develop new product candidates or acquire new product candidates or technologies. We recently implemented a restructuring plan resulting in a reduction to our workforce of 16 employees, or approximately 37% of the Company’s headcount prior to the reduction. If we are unable to raise capital when needed or on attractive terms, we could be forced to further reduce our workforce or delay, reduce or eliminate our research and development programs or any future commercialization efforts. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic, the current conflict between Russia and Ukraine and interest rate increases. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms.

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

On March 10, 2021, we executed a cost-share contract from BARDA, part of the Office of the Assistant Secretary for Preparedness and Response at the U.S. Department of Health and Human Services. Under the terms of the BARDA Contract, the Company will receive $9.8 million in initial funding during the base period. Following the interim futility analysis and the stopping of patient enrollment, on August 24, 2022, the BARDA Contract was modified to provide for and exercise an option by BARDA to provide up to $6.6 million in funding to support a futility outcome rootcause analysis and the close-out of the Phase 3 DISRUPT study of exebacase. The BARDA Contract contains terms and conditions that are customary for contracts with BARDA of this nature, including provisions giving the government the right to terminate the contract at any time for its convenience. If BARDA were to eliminate, reduce, or delay funding under the BARDA Contract or prohibit reimbursement of some of our incurred costs, we would have to seek additional funding to complete our Phase 3 DISRUPT trial.

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

Before obtaining marketing approval from regulatory authorities for the sale of any of our product candidate, we must complete preclinical development, perform extensive process validation and complete the manufacturing of our initial commercial supply of product to demonstrate robustness, stability, purity and potency of our drug product, and conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For example, on July 7, 2022, the DSMB for the Phase 3 DISRUPT study recommended that the trial be stopped because the conditional power of the study was below the pre-specified threshold for futility.

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

These factors may make it difficult for us to enroll enough patients to complete our clinical trials in a timely and cost-effective manner. For example, our Phase 3 DISRUPT clinical trial experienced some delays in patient enrollment as a result of the COVID-19 pandemic, as some clinical sites in high impact areas delayed new patient enrollment as dictated by local conditions. Such delays impacted and could further adversely affect the expected timelines for our product development and approval process and may adversely affect our business, financial condition and results of operations. Delays in the completion of any clinical trial of our product candidates increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

In the fourth quarter of 2020, we were notified by Fujifilm UK that they experienced equipment failures that would impact their manufacturing timelines. As a result, we transferred manufacturing to Fujifilm USA and expect to complete the process validation and initial commercial manufacturing of drug substance with Fujifilm USA. We may still experience delays to the manufacturing timeline.

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

Coverage and reimbursement may not be available for any of our product candidates that we develop, including as a result of healthcare reform measures, which could make it difficult for us to sell our products profitably.

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

In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. In March 2010, the ACA became law in the United States. The ACA substantially changed the way health care is financed by both governmental and private insurers. The ACA, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to drugs dispensed to individuals enrolled in Medicaid managed care organizations, established annual fees on manufacturers of certain branded prescription drugs, required manufacturers to participate in a discount program for certain outpatient drugs under Medicare Part D and promoted programs that increase the federal government’s comparative effectiveness research. An expansion in the government’s role in the United States healthcare industry may further lower rates of reimbursement for pharmaceutical products.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, and to instruct certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures will impact our business or financial condition.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, resulted in aggregate reductions of Medicare payments to providers, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, unless additional Congressional action is taken. Further, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, or the ATRA, which, among other things, further reduced Medicare payments to several providers. Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. For example, the Cures Act changes the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs. More recently, on March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates. While we cannot predict the impact these new laws will have in general or on our business specifically, they may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of any future products.

In addition to actions at the federal level, individual states in the United States have also proposed and enacted legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and other transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA temporarily postponed routine surveillance inspections of domestic and foreign manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, in April, 2021, the FDA began conducting voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities in circumstanceswhere the FDA determines that such remote evaluation would be appropriate based on mission needs and travel limitations. In July 2021, the FDA resumed standard inspectional operations of domestic facilities and more recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Furthermore, in light of our recent reduction in headcount as part of our restructuring program, we may find it difficult to maintain valuable aspects of our culture, to prevent a negative effect on employee morale or attrition beyond our planned reduction in headcount, and to attract competent personnel who are willing to embrace our culture in the future. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We may not be able to retain the services of any members of our senior management or other key employees. If we do not succeed in retaining and motivating existing employees or attracting well-qualified employees in the future, our business, financial condition and results of operations could be materially and adversely affected.

We may not successfully execute or achieve the expected benefits of our announced restructuring program and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations.

On July 29, 2022, we implemented a restructuring plan to reduce costs and align resources with the Company’s anticipated product development milestones for exebacase and CF-370 and to help preserve the value of the Company’s drug discovery operations, resulting in a reduction to our workforce of 16 employees, or approximately 37% of our headcount prior to the reduction and the suspension of IV exebacase manufacturing activities. The reduction included the resignation of Cara Cassino, M.D. as Chief Medical Officer and Executive Vice President of Research and Development of the Company. We recognized a restructuring charge in the third quarter of 2022 of approximately $7.7 million, including $1.6 million related to employee termination costs, including severance, health benefits and other related expenses from the workforce reduction, and $6.1 million from the write-off of prepaid manufacturing costs, which will result in future cash expenditures of up to $7.4 million.

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

We currently do not meet certain of Nasdaq Capital Market’s continued listing requirements and other Nasdaq rules, If we are unable to regain compliance, we are likely to be delisted. Delisting could negatively affect the price of our common stock, which could make it more difficult for us to sell securities in a future financing or for you to sell our common stock.

We are required to meet the continued listing requirements of the Nasdaq Capital Market and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements. For example, we are required to maintain a minimum bid price for our listed common stock of $1.00 per share and maintain stockholders’ equity of at least $2.5 million. If we do not meet these continued listing requirements, our common stock could be delisted. On August 25, 2022, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until February 21, 2023, to regain compliance. The letter states that the Nasdaq staff will provide written notification that we have achieved compliance with Rule 5550(a)(2) if at any time before February 21, 2023, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. The letter has no immediate effect on the listing or trading of our common stock. However, if during the compliance period the Company’s common stock has a closing bid price of $0.10 or less for ten consecutive trading days, Nasdaq will issue a Staff Delisting Determination with the potential opportunity for the Company to appeal that determination. Moreover, we expect that after the filing of this Quarterly Report on Form 10-Q, Nasdaq will notify us that we are not in compliance with the continued listing requirement to maintain stockholders’ equity of at least $2.5 million, and the Company will need to prepare a plan to cure that deficiency, and implement that plan, in order to prevent being delisted. Delisting from the Nasdaq Capital Market would cause us to pursue eligibility for trading of these securities on other markets or exchanges, or on the “pink sheets.” In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. There can be no assurance that our securities, if delisted from the Nasdaq Capital Market in the future, would be listed on a national securities exchange, a national quotation service, the over-the-counter markets or the pink sheets. Delisting from the Nasdaq Capital Market, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence.

Future sales of our common stock or warrants may cause the market price of our securities to decline.

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of November 14, 2022, we have approximately 39.3 million shares of common stock outstanding, of which approximately 37.4 million shares of our outstanding common stock are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 9.3 million shares of our common stock outstanding as of November 14, 2022. Approximately 8.8 million shares of common stock underlying warrants will be freely tradable upon exercise unless held by our affiliates.

We have registered 6,404,509 shares of our common stock as of November 14, 2022 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The 2014 Plan provides that the number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

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

Following the interim futility analysis and the stopping of patient enrollment of the Company’s Phase 3 DISRUPT study of exebacase, on August 24, 2022, the BARDA Contract was modified to provide for and exercise an option by BARDA to provide up to $6.6 million in funding to support a futility outcome root-cause analysis and the close-out of the Phase 3 DISRUPT study of exebacase.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of ContraFect Corporation, dated August 1, 2014, and Certificate of Amendment, dated May 9, 2016, Certificate of Amendment dated May 2, 2017, and Certificate of Amendment dated February 3, 2020 (incorporated by reference to Exhibit 3.1 of the Company’ Form 10-K (File No. 001-36577) filed with the SEC on March 18, 2020)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q (File No. 001-36577) filed with the SEC on November 13, 2020)

10.1*+	Amendment of Solicitation/Modification of Contract between the Biomedical Advanced Research and Development Authority and ContraFect Corporation, dated August 24, 2022

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
+	Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) is treated as confidential by the Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContraFect Corporation

Date: November 14, 2022	By:	/s/ Roger J. Pomerantz, M.D., F.A.C.P.
Roger J. Pomerantz, M.D., F.A.C.P.
President and Chief Executive Officer

Date: November 14, 2022	By:	/s/ Michael Messinger
Michael Messinger
Chief Financial Officer (Principal Financial Officer)