Form 10-K
period 2022-12-31
CONTRAFECT Corp
filed 2023-03-31
CIK 1478069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes ☐    No ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates
of the registrant was approximately $120.8 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market on June 30, 2022 of $245.60 per
share (as adjusted for the registrant’s stock split effected on February 14, 2023).
As of March 24, 202
3
, there were 1,565,920 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 202
3
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

•

We have a need for substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts, and we may be forced to sell or liquidate our business. Any financial or strategic alternative we pursue may not be successful.

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

Our first DLA product candidate, exebacase, is currently being studied in an ongoing Phase 1b/2 study in patients with chronic prosthetic joint infections (“PJIs”) of the knee due to S. aureus or coagulase-negative Staphylococci. In addition to PJIs, Staphylococci, and S. aureus in particular, is also a common cause of bacteremia, pneumonia and osteomyelitis as well as biofilm-associated infections of heart valves (endocarditis), indwelling devices and catheters. These infections result in significant morbidity and mortality despite currently available antibiotic therapies.

Our next product candidate, CF-370, is designed to target a range of gram-negative bacteria, including P. aeruginosa, K. pneumoniae and A. baumannii, and has demonstrated potent in vivo activity against these pathogens, even against multidrug-resistant (“MDR”) and extensively drug-resistant (“XDR”) strains. Gram-negative pathogens are a major cause of morbidity and mortality in patients with hospital-acquired or ventilator-associated pneumonia and P. aeruginosa remains a major medical challenge for cystic fibrosis patients with chronic lung infections.

Lysins are recombinantly-produced enzymes; when applied to bacteria, they cleave a key component of the target bacteria’s peptidoglycan cell wall, resulting in rapid bacterial cell death. In addition to the speed of action and potent cidality, we believe lysins are differentiated by their other hallmark features, which include the demonstrated ability to eradicate biofilms and synergistically boost the efficacy of conventional antibiotics in animal models. Amurin peptides are a new class of DLAs, discovered in our laboratories, which disrupt the outer membrane of gram-negative bacteria, resulting in rapid bacterial cell death, offering a distinct mechanism of action from lysins. Amurins have a potent, broad spectrum of in vitro activity against a wide range of gram-negative pathogens, including deadly, drug-resistant P. aeruginosa, K. pneumoniae, E. coli, A. baumannii and Enterobacter cloacae bacteria species as well as difficult to treat pathogens such as Stenotrophomonas, Achromobacter and some Burkholderia species. The highly differentiated properties of DLAs underscore their potential use in addition to antibiotics with the goal of improving clinical outcomes compared to antibiotics alone. The development of DLAs involves a novel clinical and regulatory strategy, using superiority design clinical trials with the goal of delivering significantly improved clinical outcomes for patients with serious and/or antibiotic-resistant bacterial infections, including biofilm-associated infections. We believe this approach affords potential clinical benefits to patients as well as the potential ability to mitigate against further development of antibiotic resistance.

Our Portfolio

We intend to develop and commercialize novel therapeutic agents to treat life-threatening infections, including those caused by antibiotic-resistant pathogens. The increasing prevalence of antibiotic resistance among bacterial pathogens has been widely recognized as an urgent public health threat by the U.S. Center for Disease Control (“CDC”), the World Health Organization (“WHO”) and the Infectious Disease Society of America (“IDSA”). According to the IDSA, as of 2010 the estimated cost to the U.S. healthcare system of antibiotic-resistant infections was approximately $21 billion to $34 billion annually, a substantial portion of which is due to increased length of hospital stays necessary to treat these patients. Antibiotic resistance has limited the effectiveness of many conventional antibiotics; the discovery and development of new therapeutics to address resistance has not kept pace with the increasing incidence of these difficult-to-treat microbial infections. As Dr. Tedros Adhanom Ghebreyesus, Director-General of WHO, has stated, “never has the threat of antimicrobial resistance been more immediate and the need for solutions more urgent. Numerous initiatives are underway to reduce resistance, but we also need countries and the pharmaceutical industry to step up and contribute with sustainable funding and innovative new medicines.”

We take this mandate very seriously and have focused our research and discovery efforts on those pathogens that are considered to be urgent or serious threats to global health by the CDC, or considered critical priority by the WHO. In particular, species of bacteria that are part of the ESKAPE pathogens (Enterococcus faecium, Staphylococcus aureus, Klebsiella pneumoniae, Acinetobacter baumannii, Pseudomonas aeruginosa, and Enterobacter species) are urgent or serious threats, and are also the leading causes of hospital acquired infections throughout the world. We believe that our DLA product candidates, if successfully developed and approved, will be highly complementary to conventional antibiotics in addressing most of these infections. We aim to improve outcomes in patient with these life-threatening bacterial infections through use of our DLA candidates developed from our novel lysin and amurin platforms.

Our current portfolio of programs is reflected below:

Our Strategy

Our strategy is to use our novel, highly differentiated therapeutic DLAs, if approved, to achieve a leading market position in the treatment of life-threatening infectious diseases, including those caused by antibiotic-resistant pathogens. We plan to pursue commercialization of therapeutic products through discovery, partnerships, acquisitions and development as follows:

•

Evaluate safety and efficacy of exebacase as a treatment for chronic PJIs in our current Phase 1b/2 study in France. If the Phase 1b/2 study demonstrates positive results, we would seek to advance exebacase into one or more potential registrational studies, including in the U.S.;

•

Evaluate safety of CF-370 in a Phase 1 study of healthy volunteers. If the results from the Phase 1 studies are positive, we would seek to advance CF-370 into a Phase 2 study to evaluate the safety and efficacy of CF-370 in one or more patient populations;

•	Advance additional product candidates from our portfolio of direct lytic agents targeting gram-negative bacteria, to clinical development as rapidly as possible;

•	Establish partnerships or collaborations to further expand or more rapidly conduct the development of our product candidates;

•	Acquire additional technologies that enable the efficient discovery of anti-infective agents; and

•	Acquire clinical stage therapies that treat infectious diseases through unique mechanisms of action.

Our Lead Program: Exebacase (CF-301)

Medical Opportunities

Prosthetic Joint Infections

Prosthetic joint infection (“PJI”) is a devastating complication following total joint arthroplasty (“TJA”), either total knee arthroplasty (“TKA”) or total hip arthroplasty (“THA”). It is a leading cause of morbidity and revision following TJA and a significant driver of healthcare costs. There are over 100,000 orthopedic prosthesis-related infections annually in the U.S., representing approximately 2-3% of joint replacement patients; the prevalence of PJI related to resistant organisms is increasing. More importantly, Staphylococcus is the primary infecting organism and treatment failure is due to the presence of biofilms, or the protective structures that allow bacteria to “stick” to implanted devices and shield themselves from both the immune system and conventional antibiotics.

Once PJI is diagnosed, two-stage exchange arthroplasty remains the gold standard for treating PJI, since there is a high rate of treatment failure with current irrigation and debridement or one-stage exchange arthroplasty procedures. A two-stage exchange involves removal of the infected artificial joint components along with bone and soft tissue, followed by 12-16 weeks of IV and oral antibiotic therapy before a new artificial joint can be implanted. Unfortunately, systemic antibiotics are often unable to eradicate biofilms, resulting in poor outcomes. PJI significantly reduces the long-term quality of life (“QoL”) and the high failure rates ultimately result in arthrodesis, amputation, or mortality. In fact, PJI is associated with a 5-year mortality rate higher than that of breast cancer, melanoma, Hodgkin’s lymphoma, and other common malignancies.

In addition to the significant morbidity and mortality associated with PJI, the cost of treating PJI is substantial, with estimated annual hospital costs expected to increase to over $1.1 billion for TKA and to over $750 million for THA by 2030. Mean PJI treatment cost is approximately 3 to 4 times that for primary joint replacement, and when the causative pathogen is a resistant organism, such as MRSA, the mean PJI treatment cost increases nearly 60% compared to PJI caused by more susceptible microorganisms.

Bacteremia

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

Exebacase Development

Exebacase is the first lysin to enter U.S. clinical trials and represents a first-in-class anti-bacterial therapeutic candidate. Exebacase was granted Breakthrough Therapy designation for development as a treatment for MRSA bloodstream infections (bacteremia), including right-sided endocarditis, when used in addition to standard-of-care (“SOC”) anti-staphylococcal antibiotics in adult patients, by the U.S. Food and Drug Administration (“FDA”) in February 2020. The Phase 2 data for MRSA-infected patients treated with exebacase, which demonstrated superior outcomes in clinical response at Day 14 and in 30-day all-cause mortality as well as health economics benefits, provided the basis for the FDA to grant Breakthrough Therapy designation.

In December 2019, we initiated the Phase 3 DISRUPT (Direct Lysis of S. aureus Resistant Pathogen Trial) superiority design study of exebacase. The DISRUPT study was a randomized, double-blind, placebo-controlled Phase 3 clinical trial conducted in the U.S. alone to assess the efficacy and safety of exebacase in adult and adolescent patients with complicated S. aureus bacteremia, including right-sided endocarditis. Patients entering the study were randomized 2:1 to either exebacase or placebo, with all patients receiving SOC antistaphylococcal antibiotics. The primary efficacy endpoint of the study was clinical response at Day 14 in patients with MRSA bacteremia, including right-sided endocarditis. Secondary endpoints included clinical response at Day 14 in the All S. aureus patient group (MRSA and methicillin-sensitive S. aureus (“MSSA”)), 30-day all-cause mortality in MRSA patients, and clinical response at later timepoints.

In July 2022, the Data Safety Monitoring Board (“DSMB”) of the Company’s Phase 3 DISRUPT study completed a pre-specified, interim futility analysis and recommended that the DISRUPT study be stopped because the conditional power of the study was below the pre-specified threshold for futility in the DSMB charter. The recommendation was based on an analysis of the clinical response rate at day 14 (the primary efficacy endpoint of the study) in 84 patients, or approximately 60% of the total planned MRSA population with bacteremia, including right-sided endocarditis. Based on the DSMB’s recommendation, patient enrollment in the Phase 3 trial was stopped and the trial was closed. We continued to monitor all already enrolled patients and all patients completed their follow-up visits. We also expect to complete all clinical study reports as required by the FDA.

We plan to continue to review the totality of our clinical data with exebacase in bacteremia patients and our internal and external discussions will inform the next steps and any potential opportunities for further development of exebacase for the treatment of S. aureus bacteremia.

Clinical Studies

Prosthetic Joint Infections

On September 30, 2022, we submitted a Clinical Trial Authorization (“CTA”) to the French National Agency for the Safety of Medicines and Health Products (“ANSM”) for the study of intra-articular exebacase in patients with chronic prosthetic joint infections of the knee due to S. aureus or coagulase-negative Staphylococci (“CoNS”). The CTA was approved by ANSM in November 2022 and, following IRB/EC approval of the study protocol, we have recently opened the site in order to initiate dosing of patients. We expect to report interim clinical data from the first cohort of patients in the second half of 2023.

The trial is a Phase 1b/2 study of exebacase in the setting of an arthroscopic debridement with joint retention and systemic antibiotics (DAIR) procedure in patients with chronic PJI of the knee due to S. aureus and/or CoNS. The study is a randomized, double-blind, placebo-controlled two-part clinical study to be conducted at a single center in France to assess the efficacy and safety of exebacase. Part 1 will evaluate the safety, PK, early clinical outcomes, and microbiologic response in patients through Day 42. Up to 2 dose levels of intra-articularly administered exebacase in addition to systemic antibiotics will be studied in up to 2 patient cohorts. Part 2 will consist of a long-term follow-up study of safety and efficacy parameters in patients who complete Part 1 of the study. Follow-up assessments will be performed on Days 90, 180, 360 and 720, including health resource utilization and QoL measures. Patients entering the study will be randomized 3:1 to either exebacase or placebo, with all patients receiving study drug in the setting of a DAIR Procedure.

Bacteremia

We have conducted a multi-center Phase 3 clinical study of exebacase for the treatment of S. aureus bacteremia, including right-sided endocarditis, caused by MRSA or MSSA. This randomized, double-blind, placebo-controlled study compared the efficacy, safety and tolerability of exebacase used in addition to SOC antibiotics to SOC antibiotics alone. The study enrolled 259 of the planned 348 patients, who were randomized 2:1 to receive either a single dose of exebacase administered as a 2-hour IV infusion in addition to SOC antibiotics or placebo plus SOC antibiotics. Enrollment in the trial was stopped following a review of the pre-specified, interim futility analysis by the DSMB. No safety concerns were noted by the DSMB.

The results from the interim futility analysis were generated based on 84 MRSA bacteremia patients, of which 55 patients were treated with exebacase plus SOC antibiotics (the Exebacase Arm) and 29 patients were treated with placebo plus SOC antibiotics (the SoCA Arm). Topline data showed clinical response at day 14 was 52.7% in the Exebacase Arm compared to 58.6% in the SoCA Arm. The unexpected clinical response in the placebo arm of this study is nearly double the response rate observed in our Phase 2 study of exebacase and in prior comparable Phase 3 studies; this was the primary reason the conditional power of the study at the interim futility analysis was below the pre-specified threshold for continuation of the study.

Demographically, the two arms were well balanced in most baseline factors including final diagnosis, primary source of infection, risk factors for bacteremia, SOC antibiotic used and age. There was an imbalance in the baseline disease severity of patients with MRSA bacteremia, as determined by the APACHE II score, with 34.8% of patients in the Exebacase Arm having an APACHE II score >15 at randomization, as compared to only 13.8% of patients in the SoCA Arm. A patient with an APACHE II score above 15 is considered to have an extremely poor prognosis and a significantly increased risk of mortality. Subgroup analyses of clinical response were all as expected, based on the topline results, other than APACHE II subgroups.

All patients have completed all study visits, and all patient outcomes have been verified by the blinded adjudication committee. The full results of the study, including the primary efficacy endpoint of the study (clinical response at Day 14 in patients with MRSA bacteremia), secondary endpoints (clinical response at Day 14 in the All S. aureus patient group and 30-day all-cause mortality in MRSA patients), and clinical response at later timepoints are expected to be completed in the second quarter of 2023.

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

In vitro Microbiologic Studies and Animal Models Demonstrate the Therapeutic Potential of Exebacase

We believe exebacase is well differentiated from conventional antibiotics by its spectrum of activity, including:

•	Eradication of biofilms. Exebacase has been shown to clear biofilms in vitro studies and in animal models. Biofilm matrices associated with serious Staphylococcal infections form on human tissues

(e.g., valve in endocarditis or bone in osteomyelitis) and/or on the abiotic surfaces (e.g., prosthetic joints, catheters and other devices) and protect bacteria from immune defenses. Biofilms pose significant therapeutic challenges by increasing antibiotic tolerance up to 1,000-fold because conventional antibiotics are generally unable to clear or penetrate biofilms and kill dormant bacteria harbored within the biofilms. Hence, surgical removal of infected tissue, catheters, prosthetic joints and other indwelling devices containing biofilms is generally required to eradicate the infections.

•

Rapid, potent and selective bactericidal activity. In vitro, exebacase kills S. aureus bacteria within seconds, thereby exerting a bactericidal effect, defined as a 3-log (99.9%) drop in colony forming units (“CFU”) per mL, within about 30 minutes. Exebacase has exhibited potent antibacterial activity against S. aureus strains that are sensitive to methicillin as well as strains resistant to methicillin, vancomycin, daptomycin, or linezolid. Exebacase is highly targeted against staphylococcal and some streptococcal species, with no demonstrable activity against gram negative organisms. We believe that this targeted effect will reduce the possible negative effects of exebacase on normal, healthy human bacterial flora, known as the microbiome, in the GI tract, in contrast to broad spectrum antibiotics which are widely known to have deleterious effects on the human GI microbiome.

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

Eradication of Biofilms

Biofilm formation is a common characteristic of certain pathogenic bacteria such as Staphylococcus and P. aeruginosa and represents a major therapeutic challenge. Biofilms are characterized by densely packed bacterial cells that grow in communities and are enclosed within a complex matrix of dead bacteria and excess cell wall components. Bacteria harbored within biofilms exhibit significant tolerance to conventional antibiotics and can be up to 1,000-fold less susceptible than planktonic (or, free-floating) bacteria. Infected human tissues, such as the heart valve in endocarditis or bone in osteomyelitis, and the abiotic surfaces of indwelling medical devices, such as central venous catheters, prosthetic joints and cardiac devices are common sites for biofilm formation. Because conventional antibiotics are relatively ineffective at penetrating biofilms, long courses of antibiotics are generally required and are often unsuccessful, necessitating surgery (e.g., heart valve or prosthetic joint removal and replacement to eradicate the infection). There is a significant unmet medical need for novel treatment strategies to eradicate biofilms, as there are no medical products currently indicated for, or effective in, the eradication of biofilms.

Because exebacase disrupts the cell wall Staphylococcal bacteria by enzymatic lysis, we expected exebacase to be highly active against biofilms and we have performed an extensive battery of studies to profile exebacase’s activity against CoNS and S. aureus biofilms. These studies tested exebacase against biofilms formed on a range of surfaces, including polystyrene (i.e., microtiter plates), glass (i.e., chamber slides), and PVC (i.e., catheter tubing), as well as in human serum, plasma, blood and synovial fluid. The results of these studies provide evidence that exebacase is a potent anti-staphylococcal biofilm agent.

We conducted a study evaluating exebacase’s ability to eradicate CoNS biomass from clinical isolates of patients with PJIs. Figure 1 below shows the anti-biomass activity of exebacase in addition to SOC antibiotics compared to exebacase and antibiotics alone against S. epidermidis biofilms from 19 isolates. Remaining biomass after 24 h of exebacase exposure at 5, 50, and 150 mg/L, and/or rifampicin at 1 mg/L, vancomycin at 10 mg/L, and daptomycin 10 mg/L, was evaluated by crystal violet staining. All isolates treated with exebacase, whether alone or in addition to SOC antibiotics demonstrated statistically significant decreases in biomass (***P < 0.001) over SOC antibiotics alone.

Figure 1: Anti-Biomass Activity of Exebacase and SOC Antibiotics Against CoNS Biofilms

[1]	the 5 rifampicin-resistant isolates were excluded.

We also conducted a study evaluating exebacase’s ability to eradicate S. aureus biofilm from the inside of a hemodialysis catheter removed from an infected patient. The endpoint of the model was a reduction in the amount of bacteria (measured in CFUs). Segments of the catheter were assigned to one of three different treatment groups: exebacase, daptomycin (DAP) or exebacase + DAP at the clinically relevant concentration of 1 µg/mL. As shown in Figure 2 below, exebacase eradicated the biofilm at 1 µg/mL whereas daptomycin alone did not clear biofilm at 1 µg/mL. The addition of exebacase with daptomycin resulted in the same clearance of biofilm as exebacase alone. The catheter biofilm contained MRSA as well as other Staph species. We believe these data provide important translation of the previously reported potent efficacy of exebacase against biofilms formed in vitro and in animal models, to biofilms formed in the setting of human disease.

Figure 2: Sensitivity of MRSA Biofilms on Explanted Human Catheter to Exebacase (CF-301)

In view of the lack of efficacy of conventional antibiotics against biofilms, we believe exebacase, if approved, may provide an important new therapeutic option to address the biofilm components of invasive Staph infections and potentially forestall or eliminate the need for surgical intervention in indication such as prosthetic joint infections.

In Vivo Synergy with Standard-of-Care Antibiotics

Synergy is defined as the interaction of two or more agents so that their combined effect is greater than the sum of their individual effects. We identified a strong potential synergy between lysins and a wide range of anti-staphylococcal antibiotics, including daptomycin, vancomycin and oxacillin through in vitro synergy assays. To test and evaluate this potential synergy in vivo, we have conducted multiple animal studies with both sensitive and resistant strains, using exebacase in addition to either daptomycin or vancomycin, and with both internal and external organizations that have evaluated the superiority of the combination of exebacase with SOC antibiotics. Key studies and findings are summarized below.

We have tested the combination of exebacase with daptomycin in a rabbit model of implant-associated MRSA osteomyelitis. The results in Figure 3 below demonstrate that the local administration of exebacase to the affected bone, in addition to systemic antibiotics, reduced MRSA counts in the bone and on implants compared with control animals. Notably, the administration of exebacase alone, without systemic antibiotics, resulted in significant reductions in MRSA counts compared to controls. Furthermore, exebacase used in addition to systemically administered daptomycin, also resulted in significant reduction in MRSA counts on infected implants compared to daptomycin alone.

Figure 3: Study of Exebacase with Daptomycin in Rabbit Implant-Associated Osteomyelitis Model

Bacterial burden of the bone	Bacterial burden on implant

*p<0.0025 vs vehicle control; **p<0.0098 vs daptomycin

We conducted a study in the rabbit infective endocarditis model in order to examine a range of exebacase doses used in addition to daptomycin as compared to both buffer and daptomycin alone. The results of a dose-ranging study, where a range of single doses of exebacase was assessed when administered in addition to four days of daptomycin treatment are shown in Figure 4 below. As seen in the rat studies, administration of daptomycin alone resulted in a 3-log reduction in CFUs in the heart valve vegetations in these animals infected with MRSA. The addition of a single dose of exebacase, resulted in an additional ~3-log reduction in CFUs in the cardiac vegetations compared to daptomycin alone at all doses of exebacase tested (p < 0.002). Using conventional allometric scaling, the 0.7 mg/kg dose of exebacase approximates the human clinical dose of 0.25mg/kg, which is the dose being studied in our Phase 2 clinical trial. This dose together with daptomycin resulted in a 6-log reduction in CFUs compared to buffer (p < 0.001). Of note, efficacy was maintained even at the lowest dose of exebacase tested (0.09 mg/kg) in this study (p < 0.001).

Figure 4: Dose Ranging Study of Exebacase (CF-301) with Daptomycin in Rabbit Infective

Endocarditis Model

Collectively, we believe these preclinical data have provided significant support to the design of our clinical trials.

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

Safety Pharmacology and Toxicology

We conducted non-clinical safety pharmacology and toxicology studies in connection with our Investigational New Drug (“IND”) application for exebacase. In these studies, exebacase was well-tolerated in rats for a single two-hour IV administration of doses up to 25mg/kg (determined by us to be the no observable adverse effect level, or “NOAEL”) and that a single dose of 2.5 mg/kg was not associated with any effects, adverse or not, and was therefore determined to be the no observable effect level (“NOEL”). Exebacase was well tolerated in these studies in both rats and dogs for seven consecutive days of once daily two-hour IV infusions of up to 2.5 mg/kg. In a non-GLP pilot study in rats, 1.0 mg/kg/day was well tolerated for up to seven consecutive days of once daily two-hour IV infusions or IV boluses.

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

Upon first exposure to exebacase, no hypersensitivity reaction was observed in any of our animal studies. Upon administration of a second course of exebacase, given two weeks after completion of the first course, including multiple-day courses, hypersensitivity or hypersensitivity-like findings were observed in mice, rats and dogs. In a dedicated hypersensitivity study in rats, using a model intended to elicit hypersensitivity, findings consistent with hypersensitivity were observed after a two-week delayed re-challenge with a second course of exebacase and were not dose-dependent. In general, in humans, Type I hypersensitivity is an allergic anaphylaxis-like response (e.g., an immediate and potentially life-threatening allergic reaction) and Type III hypersensitivity is a serum sickness-like response (e.g., fever, joint pain, protein in urine, vascular changes). While the nature of hypersensitivity reactions in rats may not necessarily be predictive of hypersensitivity reactions that may occur in humans, we have also considered the risk of hypersensitivity occurring upon first administration of exebacase due to potential prior exposure to the active protein component of exebacase from the environment, as it is a naturally occurring protein. Testing for anti-drug antibodies was performed in Phase 1 subjects and Phase 2 patients. No clinical hypersensitivity related to exebacase was observed in subjects dosed in our Phase 1, Phase 2 or Phase 3 studies.

CF-370: A Novel Engineered Lysin for Infections Caused by Gram-negative Pathogens

We have discovered and engineered a novel lysin, CF-370, an investigational first-in-class anti-bacterial therapeutic candidate targeting gram-negative pathogens. CF-370 has been engineered to bypass the outer membrane of gram-negative bacteria and to enable potent activity in human serum.

Medical Opportunity

Nosocomial pneumonia

Hospital-acquired pneumonia (“HAP”) and ventilator-associated pneumonia (“VAP”), particularly infections caused by gram-negative pathogens, remain some of the most problematic and life-threatening nosocomial infections. HAP and VAP accounts for over 22% of all U.S. hospital infections and up to 40% of patients who undergo mechanical ventilation for more than 48 hours will develop a VAP. In-hospital mortality remains above 20% when a patient with pneumonia is ventilated. Immunocompromised patients are especially vulnerable to infection and potential loss of life.

Treatment options are severely limited due to the resistance of the four most common causative gram-negative pathogens: Pseudomonas aeruginosa, Acinetobacter baumannii, Klebsiella pneumoniae, and Escherichia coli. Nearly 50% of all nosocomial pneumonia cases in the U.S. and over 70% of VAP cases in Asia are due to these four pathogens.

Pseudomonas aeruginosa (“P. aeruginosa”)

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

Invasive P. aeruginosa infections, including VAP, blood stream infections, complicated urinary tract infections, and infections following surgery carry some of the highest risks of mortality among hospital acquired infections. More than 32,000 P. aeruginosa infections are multidrug-resistant, with roughly 2,700 deaths per year attributed to these infections. Infections caused by multidrug resistant P. aeruginosa are associated with high all-cause mortality, hospital mortality and higher health-care related costs compared to infections caused by susceptible strains.

Acinetobacter baumannii (“A. baumannii”)

A. baumannii is a gram-negative pathogen which poses a particularly challenging threat to hospitalized patients because it frequently contaminates healthcare facility surfaces and shared medical equipment. A. baumannii is already resistant to many antibiotics, including carbapenems, which further reduces patient treatment options. Carbapenem-resistant strains can produce carbapenemases, which are enzymes that break down carbapenems and make them ineffective; these can spread to other gram-negative bacteria and amplify the problem of resistance through mobile resistance elements, appear to be increasing in incidence, with over 60% of all healthcare-associated A. baumannii infections being multi-drug resistant.

A. baumannii is a leading cause of VAP as well as bloodstream and wound infections. Invasive infections, especially in carbapenem-resistant strains, are consistently associated with high mortality. In China, mortality rates up to 55.7% have been reported in patients with A. baumannii infections and up to 36.5% of deaths are considered to be directly attributable to the infection.

Enterobacteriaceae

The Enterobacteriaceae family of gram-negative bacteria includes Klebsiella pneumoniae (“K. pneumoniae”), Enterobacter species (“Enterobacter” e.g. Enterobacter cloacae) and Escherichia coli (“E. coli”), all of which can cause serious, life-threatening infections, and have demonstrated concerning resistance patterns.

•

K. pneumoniae are common causes of serious, potentially life-threatening invasive infections (e.g. pneumonia, complicated urinary tract, intra-abdominal infections) in hospital settings, particularly in intensive care units and among vulnerable patients with impaired immune systems, diabetes or alcohol-use disorders. The mortality rates for HAP due to K. pneumoniae can exceed 50% in vulnerable patients.

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

Carbapenem antibiotics are considered to be the best currently available antimicrobial agent to treat infections caused by ESBL-producing Enterobacteriaceae. However, resistance to carbapenems is becoming increasingly prevalent, and the resulting Carbapenem-resistant Enterobacteriaceae (“CRE”), have high levels of resistance to antibiotics. K. pneumoniae and E. coli are a normal part of the human gut bacteria that can become carbapenem-resistant due to enzymes that breakdown carbapenem antibiotics and make them ineffective. These enzymes have also been reported in P. aeruginosa and A. baumannii infections. CRE infections typically occur in hospitals, nursing homes, and other healthcare settings. Patients who require devices like ventilators or catheters, and/or patients who are taking long courses of certain antibiotics are most at risk for CRE infections. Some CRE bacteria have become resistant to most available antibiotics, are very difficult to treat, and can lead to death in up to 50% of patients who become infected.

CF-370 Development

We believe agents that target P. aeruginosa, K. pneumoniae, Enterobacteriaceae and E. coli will be important therapeutic options for the treatment of serious, potentially life-threatening invasive infections caused by multidrug resistant pathogens. Because of the novel mechanism by which direct lytic agents are designed to kill bacteria and the lack of observable cross resistance to conventional antibiotics, KPC, NDM and similar enzymes are not expected to have any effect on the activity of our investigational agents. We believe that direct lytic agents help to improve clinical outcomes and decrease mortality of infections caused by these pathogens.

We have studied CF-370 in multiple animal models with external organizations with both sensitive and resistant strains and using CF-370 in addition to either amikacin (“AMK”) or meropenem, demonstrating the superiority of the combination of CF-370 with SOC antibiotics in comparison to other agents evaluated in these same models. Key studies and findings are summarized below.

We have studied the in vivo activity of CF-370 against A. baumannii in a neutropenic rabbit pneumonia model. The neutropenic rabbit model was developed to mimic, and therefore potentially translate to, drug activity in immunocompromised patients. CF-370 was well-tolerated and when used in addition to amikacin, demonstrated significant reductions in CFUs in the lungs compared to amikacin alone as seen in Figure 5 below.

Figure 5: Study of CF-370 with Amikacin in a Neutropenic Rabbit Pulmonary Model of A. baumannii Infection

•	p=0.0485 vs AMK alone; ** p≤ 0.0031 vs AMK alone; *** p=0.0079 vs AMK alone

We have also utilized the neutropenic rabbit pneumonia model to study CF-370 against extensively drug-resistant (“XDR”) strains of both P. aeruginosa and K. pneumoniae as seen in Figures 6 and 7 below.

Figure 6: Study of CF-370 with Amikacin in a Neutropenic Rabbit Pulmonary Model of XDR P. aeruginosa Infection

CF-370 was well-tolerated and when used in addition to amikacin, demonstrated significant reductions in CFUs in the lungs compared to amikacin alone as seen in Figure 6 above.

Figure 7: Study of CF-370 with Amikacin in a Neutropenic Rabbit Pulmonary Model of XDR K. pneumoniae Infection

CF-370 was well-tolerated and when used in addition to meropenem, demonstrated significant reductions in CFUs in the lungs compared to amikacin alone as seen in Figure 7 above.

We believe the results from these studies provide in vivo proof-of-concept for CF-370 as a potential treatment for pulmonary infections caused by gram-negative pathogens and for direct lytic agents as a potential new modality to combat the threat of multidrug-resistant gram-negative pathogens. We plan to continue to progress CF-370 through IND-enabling activities and we expect it to be our next molecule in clinical studies. We plan to submit an IND application with the FDA in the second quarter of 2023 and, if approved, to initiate phase 1 clinical studies of CF-370 in healthy volunteers shortly thereafter.

Discovery Platform

The main objective of our discovery platform has been to bring forth a portfolio of direct lytic agents that selectively target the largest threats of resistant bacteria, commonly referred to as the ESKAPE pathogens

(Enterococcus faecium, Staphylococcus aureus, Klebsiella pneumoniae, Acinetobacter baumannii, Pseudomonas aeruginosa, and Enterobacter species), which are the leading causes of hospital acquired infections throughout the world.

In nature, lysins are potent enzymatic killers of bacteria produced by bacteriophage, which are viruses that infect bacteria. When recombinantly produced from genetic sequences as purified proteins and then applied to bacteria, lysins cleave a key component of the target bacteria’s peptidoglycan cell wall, resulting in rapid bacterial cell death. Conventional antibiotics require bacterial cell division and metabolism to occur in order to exert their effect (i.e., cell death or cessation of growth). Based on in vitro tests, lysins, are fundamentally different in that they kill bacteria rapidly by enzymatic cleavage of the bacterial cell wall without need for bacterial growth and cell division. In addition to the speed of action and potent cidality, we believe lysins are differentiated by their other hallmark features which include the demonstrated ability to eradicate biofilms and synergistically boost the efficacy of conventional antibiotics in animal models. Naturally occurring lysins targeting gram-positive pathogens have a “narrow spectrum” of activity and are not expected to have negative effects on the beneficial, normal human GI microbiome in contrast to conventional “broad spectrum” antibiotics which can kill the body’s normal, beneficial bacteria. We believe that the potential therapeutic profile of lysins is complementary to that of conventional antibiotics. As such, our approach includes the use of lysins in addition to conventional antibiotics for the treatment of serious, drug-resistant bacterial infections, including biofilm-associated infections, in an effort to achieve greater efficacy and improve clinical outcomes, as well as potentially protect against antibiotic resistance.

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

The application of these methods enables the large-scale identification of lysins, enabling the production of lysin banks specific for any particular pathogen. We believe the ability to rapidly identify lysins specific for any pathogen of interest, either by in vitro or in silico methods, will provide a steady pipeline of novel lysins for consideration as potential antimicrobial therapeutic candidates.

Amurin peptides are another class of novel, phage-derived lytic agents discovered in our laboratories. In preclinical studies, amurin peptides have shown some features common to lysins, including potent bacteriocidality, including antibiotic-resistant strains, the ability to clear biofilms and synergize with conventional antibiotics. Amurin peptides have shown the potential to exert these actions on the full range of gram-negative ESKAPE pathogens, as well as a range of additional, serious and difficult to treat gram-negative bacteria, including some strains of Burkholderia and Stenotrophomonas, in the context of human serum, without apparent ‘off target’ effects against gram-negatives. As such, amurin peptides would be extremely well suited as potential treatments for patients suffering from polymicrobial gram-negative infections, such as cystic fibrosis, ventilator-associated pneumonia, intra-abdominal infections, and serious burns or certain chronic wound infections. Given their powerful in vitro activity against a broad range of resistant pathogens, we believe that amurin peptides have the potential to become a powerful addition to our armamentarium against strains of gram-negative pathogens which have extreme-or pan- drug resistance to all or almost all currently available antibiotics. We plan to further progress agents from our amurin peptide program when adequate funding becomes available.

The focus of our research and discovery efforts is currently on identifying lysins which selectively kill specific species of gram-negative bacteria that are considered to be urgent or serious threats to global health by the CDC or critical priorities by the WHO. Emerging strains of multi-drug resistant gram-negative pathogens that are resistant to all or nearly all available antibiotics are considered to be a major global health threat. We believe that lysins targeting gram-negative pathogens have the potential to be important therapeutics to combat antimicrobial resistance due to their novel mechanism of action and therapeutic profile, which is complementary to conventional antibiotics.

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

Our portfolio consists of thirty (30) U.S. patents, one-hundred and fifty-four 154) issued foreign patents and two hundred and fourty-six (246) pending U.S. and international patent applications that we have licensed from Rockefeller and/or developed in-house. Our patents and patent applications include those that are directed to compositions and methods for the treatment of infections caused by Gram-positive bacteria (Group B Streptococci, S. aureus, Streptococcus pneumonia, Bacillus anthracis (anthrax), Enterococcus faecalis and Enterococcus faecium) and infections caused by Gram-negative bacteria (P. aeruginosa, K. pneumoniae, Enterobacter cloacae and E. coli). If patents are granted on our patent applications, which include certain patent applications related to exebacase, CF-296 and the Gram-negative lysins, they would expire between 2029 and 2042.

For exebacase, our issued patent with composition of matter claims and issued patent with method claims for killing S. aureus strains both provide protection through 2032, our issued patent with method claims for disrupting or treating biofilm provides protection until 2033 and additional patents, if issued as we expect, could provide further protection beyond 2033.

For CF-370, our issued patent with composition of matter and method claims for killing P,aeruginosa strains provides protection until 2039. Our patent applications with further method of use claims directed to Gram-negative strains which include K. pneumoniae, A. baumannii, Enterobacter cloacae, E. coli, and S. maltophilia, if granted, could provide protection beyond 2039.

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

•

On September 23, 2010, we entered into a license agreement for the worldwide, exclusive right to develop, make, have made, use, import, lease and sell, and offer for sale products that would otherwise infringe or fall within the scope of a claim of the suite of patents and patent applications covering the composition of matter for eight individual lysin molecules for the treatment and prevention of diseases caused by gram-positive bacteria. The lysins in this suite have activity against Group B Streptococci, S. aureus, Streptococcus pneumonia, Bacillus anthracis, Enterococcus faecalis and Enterococcus faecium.

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

Exebacase is a potential first-in-class drug candidate and we believe it is the first lysin to enter human clinical trials in the U.S. We believe there is currently no clinical competitor to exebacase, which is highly differentiated from conventional antibiotics by at least six attributes that no single antibiotic possesses, including: (1) a novel mechanism of action, (2) specificity for a target bacteria (Staphylococcus) (3) rapid speed of action, (4) activity across all drug-sensitive and drug-resistant strains of the target bacteria (including MRSE, MRSA, VRSA and DRSA), (5) the ability to eradicate biofilms, and (6) synergy with SoC antibiotics.

Based on our reasonable search of available data, there are only four other companies in the U.S. pursuing potential treatments in clinical development for chronic PJIs. These potential therapies are from Osteal Therapeutics (“Osteal”), Peptilogics, Adaptive Phage Therapeutics (“APT”) and Armata Pharmaceuticals, Inc. (“Armata”). Osteal is currently conducting the APEX-2 Phase 1b clinical trial to study VT-X7, a rapid two-stage surgical treatment for PJI of the hip or knee. Peptilogics is also conducting the LOGIC-1 Phase 1b study of its potential treatment, PLG0206, for PJI of the hip or knee. APT’s PhageBank therapy is poised to be studies in two clinical trials in patients with chronic PJI. Armata has initiated start-up activities for a Phase 1b/2a trial that will explore the safety, tolerability, and pharmacokinetics of intravenous and intra-articular doses of AP-SA02 as an adjunct to standard of care antibiotics in subjects with PJI. There is also a company, Orthobond Corporation (“Orthobond”), pursuing a proprietary technology that applies a broad-spectrum antimicrobial directly on the surface of prosthetic devices. Should Orthobond be successful, the incidence of PJIs could be reduced and the need for new treatments diminished.

Based on recent data published by the WHO, there are only seven non-traditional antibacterial agents, other than ours, in clinical development for systemic S. aureus infections from Aridis Pharmaceuticals, Inc. (“Aridis”), Atox Bio (“Atox”), Biotest AG (“Biotest”), MedImmune (a subsidiary of AstraZenenca plc), XBiotech, Inc (“XBiotech”) and Genentech, Inc. (“Genentech”) and iNtRon Biotechnology, Inc., (“iNtRon”). Aridis is studying AR-301, a monoclonal antibody, in S. aureus pneumonia, not prosthetic joint infection or bacteremia. Atox is studying Reltecimod, a synthetic peptide, in Necrotizing Soft Tissue Infections, not prosthetic joint infection or bacteremia. Biotest was studying Trimodulia, a polyvalent antibody purified from human plasma, in community-acquired pneumonia, not prosthetic joint infection or bacteremia, but their website does not show an active clinical trial as of the date of this Form 10-K. MedImmune has been studying MEDI-4893, a monoclonal antibody, for the prevention of S. aureus pneumonia in a Phase 2 study since 2014. XBiotech is planning to study 514G3, a monoclonal antibody, for the prevention of S. aureus infection in hemodialysis patients. Genentech has been studying DSTA-4637S, an antibody-drug conjugate, in a Phase 1 study since 2017. Depending on the outcomes of these and future trials, exebacase may compete with these products. We believe iNtRon, a biotechnology company located in South Korea, was previously conducting a human clinical trial in South Korea alone for SAL-200, an endolysin-based drug candidate, to evaluate it as a treatment for S. aureus bacteremia. In November 2018, iNtRon entered into a licensing arrangement with Roivant Sciences with a stated purpose to pursue the global development and commercialization of its endolysin products, including SAL-200. However, in June 2022, Roivant Sciences discontinued development of SAL-200. We will continue to monitor the advancement or any other anti-staphylococcal non-traditional agents having been applied for under an IND for clinical development in the United States.

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

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical or clinical manufacturing, testing, as well as for commercial manufacture of any products that we may commercialize. Prior to 2021, we employed the services of Fujifilm Diosynth Biotechnologies UK LTD (“Fujifilm UK”) to supply the drug substance for exebacase. In the fourth quarter of 2020, we were notified by Fujifilm UK that they experienced equipment failures that would impact their manufacturing timelines. To mitigate this delay, Fujifilm UK proposed the transition of the exebacase manufacturing process to Fujifilm Diosynth Biotechnologies USA Inc. (“Fujifilm USA”). We transferred the manufacturing process to Fujifilm USA during 2022.

We do not yet have contracts to produce a commercial supply of the drug substance for exebacase or CF-370. We employ the services of multiple vendors to produce exebacase in its final vialed drug product form. We intend to pursue agreements with third party manufacturers regarding commercial supply of drug substance and vialed drug product at an appropriate future time. We may choose to locate additional fill finish third party manufacturers to supply other world regions such as the EU or Asia.

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

Government Contracts and Regulation

We currently contract with the federal government. In March 2021, the Company entered into a cost-share contract with BARDA, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. The base period for the BARDA Contract included government funding of up to $9.8 million to reimburse expenses to support the conduct of the Phase 3 DISRUPT study and futility analysis. In connection with the closure of the trial, the BARDA Contract was modified to provide for up to $6.6 million in funding to support a futility outcome root-cause analysis and the close-out of the Phase 3 DISRUPT study of exebacase. As a government contractor, we are subject to complex and wide-ranging federal and agency-specific regulations and contractual requirements that not only govern how we perform under the contract but also impose other requirements that affect our operations, including socio-economic obligations such as obligations related to affirmative action or maintaining a drug-free workplace. While some of our employees have been involved in government contracts previously, many of these government contracting requirements are new to us as a company. The costs of compliance with these requirements may be significant. Failure to comply with government contracting requirements could result in termination of our contract or the imposition of penalties.

Foreign Regulation

In addition to regulations in the United States, we are subject to widely varying foreign regulations governing, among other things, clinical trials, manufacture, product registration and approval, and pharmaceutical sales. Whether or not FDA approval has been obtained, we must obtain a separate approval for a product by the comparable regulatory authorities of foreign countries prior to the commencement of clinical studies or marketing of the product in these countries. The requirements and process governing the conduct of clinical studies, approval process, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Non-clinical studies and clinical trials

Similar to the United States, the various phases of non-clinical and clinical research in the European Union, or EU, are subject to significant regulatory controls.

Non-clinical (pharmaco-toxicological) studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

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

While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

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

Under the centralized procedure, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days. In exceptional cases, the CHMP might perform an accelerated review of an MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines (“PRIME”) scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

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

In the EU, MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan (“PIP”) agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all the EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two-year extension of the orphan market exclusivity is granted.

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

Brexit and the Regulatory Framework in the United Kingdom

Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Ireland/Northern Ireland Protocol, EU laws generally apply to Northern Ireland. On February 27, 2023, the United Kingdom (“UK”) Government and the European Commission reached a political agreement on the “Windsor Agreement” which will revise the Protocol on Ireland/Northern Ireland in order to address some of the perceived shortcomings in its operation. Under the proposed changes, Northern Ireland would be reintegrated under the regulatory authority of the Medicines and Healthcare products Regulatory Agency (“MHRA”) with respect to medicinal products. These proposed changes need to be codified and agreed by the respective parliaments of the UK and EU before taking effect.

It is currently unclear to what extent the UK Government will seek to align its regulations with the EU. The EU laws that have been transposed into UK law through secondary legislation remain applicable in Great Britain. However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) will automatically expire and be revoked by December 31, 2023. In addition, new legislation such as the (EU) CTR is not applicable in Great Britain. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation is being closely watched and will determine whether the UK chooses to align with the (EU) CTR or diverge from it to maintain regulatory flexibility. While the EU-UK Trade and Cooperation Agreement (“TCA”) includes the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, it does not contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards. There may be divergent local requirements in Great Britain from the EU in the future, which may impact clinical and development activities that occur in the UK in the future. Similarly, clinical trial submissions in the UK will not be able to be bundled with those of EU member states within the EMA Clinical Trial Information System adding further complexity, cost and potential risk to future clinical and development activity in the UK. Significant political and economic uncertainty remains about how much the relationship between the UK and EU will differ as a result of the UK’s withdrawal.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA is expected to remain in force in its current form.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011 among other things, resulted in aggregate reductions of Medicare payments to providers, which went into effect in April 2013 and due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional Congressional action is taken. Further, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, in March 2021, Congress enacted the American Rescue Plan Act of 2021, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024.

Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. For example, the Cures Act changes the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs. More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

If additional state, federal and foreign healthcare reform measures are adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, we could expect such measures to result in reduced demand for our product candidates or additional pricing pressures.

Segment Reporting

We are engaged solely in the discovery and development of direct lytic agents for life-threatening, drug-resistant infectious diseases. Accordingly, we have determined that we operate in one operating segment.

Human Capital

As of March 24, 2023, we had 23 full-time employees. We consider our staff relations to be good. Our company operates within an industry with a complex regulatory environment. The unique demands of our industry, together with the challenges of running a company focused on the discovery, development and manufacture of innovative therapeutics, require talent that is highly educated and/or has significant industry experience. Additionally, for certain key functions, we require specific scientific expertise to oversee and conduct these activities. To attract and retain a high-quality, experienced workforce, we offer a competitive mix of compensation and insurance benefits for our employees, as well as participation in our equity programs. Employees working 40 hours or more a week are eligible to participate in our medical, prescription, dental, vision, Flexible Spending Account and life insurance and disability plans. To assist employees with rising healthcare costs, we pay up to 100% of an employee’s costs to obtain the coverage and benefits of these plans. We also offer employees an annual bonus plan and a 401(k) retirement plan with a company match. All employees are awarded new hire equity option grants and are eligible to receive additional annual equity option grants. Accordingly, of our full-time employees, 14 employees are engaged in research and development activities, and 13 employees have advanced degrees. None of our employees is represented by a labor union or covered by a collective bargaining agreement.

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

Since inception, we have incurred significant operating losses. Our losses from operations for the years ended December 31, 2022, 2021 and 2020 were $64.6 million, $47.3 million, and $34.2 million, respectively. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

We currently operate with limited resources. We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. Based on our current operating plans, and without additional funding, we believe we will not have sufficient funds to meet our obligations within the next twelve months from the issuance of our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. These factors raise substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2022, with respect to this uncertainty. We have relied on our ability to fund our operations primarily through public and private debt and equity financings, and, to a lesser extent, funding received from government contracts and granting organizations, but there can be no assurances that such financing or funding will continue to be available to us on satisfactory terms, or at all.

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop any of our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all, particularly in light of our stopping patient enrollment in our Phase 3 trial of exebacase. If we are unable to obtain funding, we would be forced to further reduce our workforce or delay, reduce or eliminate our research and development programs, which could adversely affect our business prospects, or we may be unable to continue operations or continue as a going concern and may be forced to sell or liquidate our business.

The recent substantial decline in the price per share of our common stock will likely make it more difficult for us to obtain financing. Substantial doubt about our ability to continue as a going concern may further adversely affect the price per share of our common stock. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments to reflect the possible inability of the Company to continue as a going concern within one year after the issuance of such financial statements. If we are unable to continue as a going concern, you could lose all or part of your investment in our Company.

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

We have a need for substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts, or sell or liquidate the Company.

We will need to obtain substantial additional funding in connection with our continuing operations, particularly if we continue the clinical development of exebacase or CF-370 or develop new product candidates or acquire new product candidates or technologies. We recently implemented a restructuring plan resulting in a reduction to our workforce of 16 employees, or approximately 37% of the Company’s headcount prior to the reduction. If we are unable to raise capital when needed or on attractive terms, we could be forced to further reduce our workforce or delay, reduce or eliminate our research and development programs or any future commercialization efforts, or sell or liquidate the Company. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the recent failure of certain financial institutions, the COVID-19 pandemic, the current conflict between Russia and Ukraine and interest rate increases. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms.

The Company maintains a significant portion of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions can exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

In addition, we are actively seeking a strategic partnership or collaboration with one or more parties, which may include the licensing, sale or divestiture of some of our proprietary technologies. We also actively consider other financial and strategic alternatives, which may include raising additional capital or potential fundamental transactions. Pending a decision to undertake any financial or strategic alternatives, we are continuing development and collaboration activities in accordance with our current innovative medicines strategy while managing our cash position. There is no finite timetable for completion of any of these strategic alternatives and we can provide no assurance that any alternative we pursue will have a positive impact on our results of operations or financial condition.

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

Conducting clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results to obtain marketing approval and achieve product sales. For example, in 2022, we stopped patient enrollment in our Phase 3 trial of exebacase based on the recommendation of the DSMB.

In addition, if approved, any product candidates that we develop may not achieve commercial success. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives and to continue as a going concern. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

On March 10, 2021, we executed a cost-share contract from BARDA, part of the Office of the Assistant Secretary for Preparedness and Response at the U.S. Department of Health and Human Services. Under the terms of the BARDA Contract, the Company will receive $9.8 million in initial funding during the base period. In connection with the stopping of patient enrollment in the Phase 3 DISRUPT study, on August 24, 2022, the BARDA Contract was modified to provide for up to $6.6 million in funding to support a futility outcome root-cause analysis and the close-out of the Phase 3 DISRUPT study of exebacase. The BARDA Contract contains terms and conditions that are customary for contracts with BARDA of this nature, including provisions giving the government the right to terminate the contract at any time for its convenience. If BARDA were to eliminate, reduce, or delay funding under the BARDA Contract or prohibit reimbursement of some of our incurred costs, we would have to seek additional funding to close-out our Phase 3 DISRUPT trial.

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

Under Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our past transactions, we may have experienced an “ownership change.” At this time, we have not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since our formation, due to the costs and complexities associated with such a study. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted. Further, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for federal or state tax purposes. As of December 31, 2022, we had federal and state net operating loss carryforwards of $283.7 million and $302.0 million, respectively, and federal research and development credits of $8.2 million, the use of which could be limited or eliminated by virtue of one or more “ownership changes.”

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

Our near-term business prospects are substantially dependent on our ability to develop our product candidates. In 2022, we stopped patient enrollment in our Phase 3 trial of exebacase based on the recommendation of the DSMB. We expect that conclusions drawn from the ongoing data review will inform next steps for any potential further development of exebacase for the treatment of Staph bacteremia. We cannot market or sell any of our product candidates in the United States without FDA approval. To commercialize any product candidate outside of the United States, we will need applicable foreign regulatory approvals. The clinical development of any product candidate is susceptible to the inherent risks of any drug development program, including a failure to achieve efficacy across a broad population of patients, the potential occurrence of severe adverse events and the risks that the FDA or any applicable foreign regulatory authority will determine that a drug product is not approvable.

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

We may fail to obtain regulatory approval for any product candidate for many reasons, including the following:

•	we may not be able to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that any of our product candidates is safe and effective for any indication;

•	the results of clinical trials may not meet the level of clinical or statistical significance required for approval by the FDA or comparable foreign regulatory authorities;

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may not be able to demonstrate that any of our product candidate’s clinical and other benefits outweigh its safety risks;

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the FDA or comparable foreign regulatory authorities may identify deficiencies in data generated at our clinical trial sites;

•	the FDA or comparable foreign regulatory authorities may identify deficiencies in the clinical practices of the third-party CROs we use for clinical trials; and

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

Before obtaining marketing approval from regulatory authorities for the sale of any of our product candidate, we must complete preclinical development, perform extensive process validation and complete the manufacturing of our initial commercial supply of product to demonstrate robustness, stability, purity and potency of our drug product, and conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For example, on July 7, 2022, the DSMB for the Phase 3 DISRUPT study recommended that the trial be stopped because the conditional power of the study was below the pre-specified threshold for futility and we subsequently terminated patient enrollment in the Phase 3 DISRUPT study.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union, or EU, recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

It is currently unclear to what extent the United Kingdom, or UK, will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the (EU) CTR or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.]

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

•	the size and nature of the patient population;

•	the severity of the disease under investigation;

•	eligibility criteria for the trial;

•	the proximity of patients to clinical sites;

•	the design of the clinical protocol;

•	the ability to obtain and maintain patient consent;

•	the ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	the risk that patients enrolled in clinical trials will drop out of the trials before the administration of our product candidates or trial completion;

•	the availability of competing clinical trials;

•	the availability of new drugs approved for the indication the clinical trial is investigating; and

•	clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies.

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

We have relied and will continue to rely on CROs for the execution of our preclinical and clinical studies and to recruit patients and monitor and manage data for our clinical programs for our product candidates. We control only certain aspects of our CROs’ activities, but we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards. Our reliance on the CROs does not relieve us of these regulatory responsibilities. We and our CROs are required to comply with the FDA’s and similar foreign regulations and GCPs requirements, which are regulations and guidelines enforced by the FDA and comparable regulatory authorities meant to protect the rights and health of clinical trial subjects. The FDA and comparable regulatory authorities enforce their regulations and GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA (or similar foreign authorities) may require us to perform additional clinical trials before approving our product candidates. We cannot assure you that, upon inspection, the FDA (or similar foreign authorities) will determine that any of our clinical trials comply with GCPs. In addition, to evaluate the safety and effectiveness of any of our product candidates to a statistically significant degree, our clinical trials will require an adequately large number of test subjects. Any clinical trial that a CRO conducts abroad on our behalf is subject to similar regulation. Accordingly, if our CROs fail to comply with these regulations or recruit a sufficient number of patients, we may have to repeat clinical trials, which would delay the regulatory approval process.

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

In the fourth quarter of 2020, we were notified by Fujifilm UK that they experienced equipment failures that would impact their manufacturing timelines. As a result, we transferred manufacturing to Fujifilm USA and, at this time, expect to complete the process validation and initial commercial manufacturing of drug substance with Fujifilm USA, if required. We may still experience delays to the manufacturing timeline.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA is expected to remain in effect in its current form.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, resulted in aggregate reductions of Medicare payments to providers, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional Congressional action is taken. Further, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, or the ATRA, which, among other things, further reduced Medicare payments to several providers. Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. For example, the Cures Act changes the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs. More recently, on March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

More recently, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

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

We are seeking to form strategic alliances and we may not realize the benefits of such alliances.

We are actively seeking to form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to any product candidate that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near-and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic alliances and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic collaboration or other alternative arrangements for any product candidate because it may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view any product candidate as having the requisite potential to demonstrate safety and efficacy. Any delays in entering into new strategic collaboration agreements could delay the development and commercialization of any product candidate that we develop, which would harm our business prospects, financial condition and results of operations.

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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The UK left the EU on January 31, 2020. It is currently unclear to what extent the UK Government will seek to align its regulations with the EU. The EU laws that have been transposed into UK law through secondary legislation remain applicable in Great Britain. However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) will automatically expire and be revoked by December 31, 2023. In addition, new legislation such as the (EU) CTR is not applicable in Great Britain. While the EU-UK Trade and Cooperation Agreement (“TCA”), includes the mutual recognition of Good Manufacturing Practice (“GMP”) inspections of manufacturing facilities for medicinal products and GMP documents issued, it does not contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards. There may be divergent local requirements in Great Britain from the EU in the future, which may impact clinical and development activities that occur in the UK in the future. Similarly, clinical trial submissions in the UK will not be able to be bundled with those of EU member states within the EMA Clinical Trial Information System, adding further complexity, cost and potential risk to future clinical and development activity in the UK. Significant political and economic uncertainty remains about how much the relationship between the UK and EU will differ as a result of the UK’s withdrawal.

These developments, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

The uncertainty regarding new or modified arrangements between the UK and other countries following the withdrawal may have a material adverse effect on the movement of personnel, goods, information or data between the UK and members of the EU and the United States, including the interruption of or delays in imports into the UK of goods originating within the EU and exports from the UK of goods originating there. For example, shipments into the UK of medicinal product substance manufactured for us in the EU may be interrupted or delayed and thereby prevent or delay the manufacture in the UK of medicinal product. Similarly, shipments out of the UK of medicinal product to the United States or the EU may be interrupted or delayed and thereby prevent or delay the delivery of drug product to clinical sites. Such a situation could hinder our ability to conduct current and planned clinical trials and have an adverse effect on our business.

Increased scrutiny of and evolving expectations for environmental, social and governance (“ESG”) initiatives may impose additional costs or otherwise adversely impact our business.

There has been an increased focus from investors, capital providers, shareholder advocacy groups, other market participants, customers, and other stakeholder groups regarding companies’ ESG initiatives. While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) or commitments to improve the ESG profile of our Company, such initiatives or achievements of such commitments may be costly and may not have the desired effect. Additionally, some investors may use third-party or proprietary ESG ratings to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our ESG practices are inadequate. The criteria by which companies’ ESG practices are assessed are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we elect not to or are unable to satisfy new criteria or do not meet the criteria, some investors may conclude that our policies with respect to ESG are inadequate and choose not to invest in us.

If our ESG practices do not meet evolving investor or other stakeholder expectations and our standards, reputation, ability to attract or retain employees and desirability as an investment or business partner could be negatively impacted. Similarly, our failure or perceived failure to adequately pursue or fulfill any ESG goals and objectives or to satisfy various reporting standards, if any, could expose us to additional regulatory, social or other scrutiny, the imposition of unexpected costs, or damage to our reputation, which in turn could have a material adverse effect on our business and could cause the market value of our common stock to decline.

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

Furthermore, in light of our recent reduction in headcount as part of our restructuring program as described below, we may find it difficult to maintain valuable aspects of our culture, to prevent a negative effect on employee morale or attrition beyond our planned reduction in headcount, and to attract competent personnel who are willing to embrace our culture in the future. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We may not be able to retain the services of any members of our senior management or other key employees. If we do not succeed in retaining and motivating existing employees or attracting well-qualified employees in the future, our business, financial condition and results of operations could be materially and adversely affected.

We may not successfully execute or achieve the expected benefits of our announced restructuring program and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations.

On July 29, 2022, we implemented a restructuring plan to reduce costs and align resources with the Company’s anticipated product development milestones for exebacase and CF-370 and to help preserve the value of the Company’s drug discovery operations, resulting in a reduction to our workforce of 16 employees, or 37% of our headcount prior to the reduction and the suspension of IV exebacase manufacturing activities. The reduction included the resignation of Cara Cassino, M.D. as Chief Medical Officer and Executive Vice President of Research and Development of the Company. We recognized a restructuring charge in the third quarter of 2022 of $7.7 million, including $1.6 million related to employee termination costs, including severance, health benefits and other related expenses from the workforce reduction, and $6.1 million from the write-off of prepaid manufacturing costs, which will result in future cash expenditures of up to $7.1 million as of December 31, 2022.

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

There has been significant volatility in the market price and trading volume of equity and derivative securities, which is unrelated to the financial performance of the companies issuing the securities, including due to the effects of the COVID-19 pandemic and the recent failure of certain financial institutions. In addition, equity markets have experienced significant price and volume fluctuations that have affected the market prices for the securities of biotechnology and also newly public companies for a number of reasons, including reasons that may be unrelated to the business or operating performance of the companies. These broad market fluctuations may negatively affect the market price of our common stock.

The trading price of our securities has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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

On August 25, 2022, we received an expected letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until February 21, 2023, to regain compliance. The letter states that the Nasdaq staff will provide written notification that we have achieved compliance with Rule 5550(a)(2) if at any time before February 21, 2023, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. The letter has no immediate effect on the listing or trading of our common stock. However, if during the compliance period the Company’s common stock has a closing bid price of $0.10 or less for ten consecutive trading days, Nasdaq will issue a Staff Delisting Determination with the potential opportunity for the Company to appeal that determination.

On November 22, 2022, we received an expected letter from Nasdaq, referred to herein as the Nasdaq Staff Deficiency Letter, indicating that our stockholders’ deficit as reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2022, did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market, which requires that a listed company’s stockholders’ equity be at least $2.5 million. As reported on our Form 10-Q for the period ended September 30, 2022, our stockholders’ deficit as of September 30, 2022 was $3.1 million. The Nasdaq Staff Deficiency Letter has no immediate effect on the listing or trading of our common stock.

We may regain compliance with Nasdaq Listing Rule 5550(b)(1) as a result of this offering; however, we may not be in compliance with Nasdaq Listing Rule 5550(b)(1) even after this offering and may be out of compliance with Nasdaq’s listing requirements again in the future.

In accordance with Nasdaq Listing Rule 5810(c)(2)(C), we had 45 calendar days from the date of the Nasdaq Staff Deficiency Letter, or until January 6, 2023, to submit a plan to regain compliance with Nasdaq

Listing Rule 5550(b)(1). Subsequent to the receipt of the Nasdaq Staff Deficiency Letter, and prior to the deadline set forth in such letter, we submitted a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1) to Nasdaq. If our compliance plan was accepted by Nasdaq, then Nasdaq could, in its discretion, grant us up to 180 calendar days from the date of the Nasdaq Staff Deficiency Letter, or until May 21, 2023, to evidence compliance. If Nasdaq were to not accept our plan, then Nasdaq could issue a Staff Delisting Determination letter and we would have the opportunity to appeal that decision to a Nasdaq Hearings Panel.

On January 20, 2023, the Nasdaq staff informed us that the staff had determined to deny our request for continued listing on the Nasdaq Capital Market and that, unless we were to request an appeal of such determination, trading of our common stock would be suspended at the opening of business on January 31, 2023 and a Form 25-NSE would be filed with the Securities and Exchange Commission, which would remove our securities from listing and registration on the Nasdaq Capital Market. In reaching its decision, the Nasdaq staff indicated that its determination was based on concerns that our ability to raise additional capital through the exercise of certain recently issued warrants to purchase our common stock or other capital raising transactions, in order to cure our non-compliance with Nasdaq Listing Rule 5550(b)(1), were not within our control and such funds may be insufficient to sustain compliance over the long term. We subsequently requested a hearing before a Nasdaq Hearings Panel to appeal the Nasdaq staff’s determination, which was granted and is scheduled to occur in March 2023.

We continue to evaluate various alternative courses of action to regain compliance with the continued listing requirement under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market. However, there can be no assurance that we will be able to satisfy the Nasdaq Capital Market’s continued listing requirements, regain compliance with Nasdaq Listing Rule 5550(b)(1), or maintain compliance with the other Nasdaq continued listing requirements in the future.

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

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of March 24, 2023, we have approximately 1.6 million shares of common stock outstanding, of which substantially all are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have pre-funded warrants to purchase 2.1 million shares of our common stock and other warrants to purchase approximately 7.2 million shares of our common stock outstanding as of March 24, 2023. Approximately 9.2 million shares of common stock underlying both the pre-funded warrants and the other warrants will be freely tradable upon exercise unless held by our affiliates.

We have registered 80,056 shares of our common stock as of March 24, 2023 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The 2014 Plan provides that the number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

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

The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, the failure of multiple financial institutions, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If any of our financial institutions fail, the funds in operating accounts at our financial institutions could exceed FDIC insurance limits and our cash balances could be negatively impacted. In addition, there is a risk that one or more of our CROs, suppliers or other third-party providers may be impacted by financial institution failure or not survive an economic downturn or recession. As a result, our business, results of operations and price of our common shares may be adversely affected.

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

Holders

As of March 24, 2023, there were approximately 71 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends to holders of common stock in the foreseeable future.

Unregistered Sales of Equity Securities

Other than sales previously reported in the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2022, the Company did not sell any unregistered securities during the period covered by this report.

Purchases of Equity Securities by the Issuer or Affiliated Purchaser

We did not repurchase any of our equity securities during the quarter ended December 31, 2022.

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

All share and per share amounts have been adjusted to reflect a one-for-eighty reverse stock split effected on February 14, 2023

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

Lysins are recombinantly-produced enzymes; when applied to bacteria, they cleave a key component of the target bacteria’s peptidoglycan cell wall, resulting in rapid bacterial cell death. In addition to the speed of action and potent cidality, we believe lysins are differentiated by their other hallmark features, which include the demonstrated ability to eradicate biofilms and synergistically boost the efficacy of conventional antibiotics in animal models. Amurin peptides are a new class of DLAs, discovered in our laboratories, which disrupt the outer membrane of gram-negative bacteria, resulting in rapid bacterial cell death, offering a distinct mechanism of action from lysins. Amurins have a potent, broad spectrum of in vitro activity against a wide range of gram-negative pathogens, including deadly, drug-resistant P. aeruginosa, K. pneumoniae, E. coli, A. baumannii and Enterobacter cloacae bacteria species as well as difficult to treat pathogens such as Stenotrophomonas, Achromobacter and some Burkholderia species. The highly differentiated properties of DLAs underscore their potential use in addition to antibiotics with the goal of improving clinical outcomes compared to antibiotics alone. The development of DLAs involves a novel clinical and regulatory strategy, using superiority design clinical trials with the goal of delivering significantly improved clinical outcomes for patients with serious and/or antibiotic-resistant bacterial infections, including biofilm-associated infections. We believe this approach affords potential clinical benefits to patients as well as the potential ability to mitigate against further development of antibiotic resistance.

We have not generated any revenues and, to date, have funded our operations primarily through our initial public offering (“IPO”), our follow-on public offerings, private placements of securities, and grant funding received.

On March 10, 2021, the Company entered into a cost-share contract (the “BARDA Contract”) with BARDA, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. The base period for the BARDA Contract included government funding of up to $9.8 million to reimburse expenses to support the conduct of the Phase 3 DISRUPT study and futility analysis. In connection with the Trial Closure, the BARDA Contract was modified to provide for up to $6.6 million in funding to support a futility outcome root-cause analysis and the close-out of the Phase 3 DISRUPT study of exebacase.

On March 22, 2021, the Company completed an underwritten public offering under the Company’s registration statement on Form S-3 (Reg. No. 333-246359) (the “Form-S-3”). The Form S-3 was declared effective by the SEC on August 31, 2020 and allows the Company to offer and sell from time-to-time up to $150.0 million of common stock, preferred stock, debt securities, warrants or units comprised of any combination of these securities. The Company issued 143,750 shares of its common stock, including shares sold pursuant to the fully exercised overallotment option granted to the underwriters in connection with the offering, at a public offering price of $400.00 per share, resulting in net proceeds to the Company of $53.8 million after underwriting discounts and commissions and offering expenses payable by the Company.

On December 15, 2022, the Company completed (i) a registered direct offering under the Form S-3 of 54,375 shares of its common stock and a pre-funded warrant to purchase 623,919 shares of common stock (the “Pre-Funded Warrant”) and (ii) a concurrent private placement in which the Company issued a Class A warrant to purchase up to an aggregate of 1,356,589 shares of common stock (the “Class A Warrant”) and a Class B warrant to purchase up to an aggregate of 678,294 shares of common stock (the “Class B Warrant” and together with the Class A Warrant, the “2022 Warrants”) (collectively, the “2022 Offering”). All shares of common stock, the Pre-Funded Warrant, the Class A Warrant and the Class B Warrant were issued together to a single accredited investor purchaser for consideration equating to $10.32 share of common stock (or Pre-Funded Warrant to purchase one share of common stock, less a nominal exercise price), together with a Class A Warrant to purchase two shares of common stock and a Class B warrant to purchase one share of common stock, in the case of each of the Class A Warrant and Class B Warrant, for no additional consideration but each with an exercise price per share of $10.32, for aggregate net proceeds to the Company of $6.1 million after placement agent fees and offering expenses payable by the Company.

On January 31, 2023, the stockholders of the Company approved the issuance of all shares of common stock issued in, or issuable pursuant to the exercise of the Pre-Funded Warrant or 2022 Warrants issued in, the 2022 Offering as was required by the applicable rules and regulations of the Nasdaq Stock Market, the approval of which, together with the approval and effectiveness of the 1-for-80 reverse stock-split effected on February 14, 2023, commenced the exercisability of the 2022 Warrants as of February 14, 2023.

On March 2, 2023, the Company completed (i) a registered direct offering under the Form S-3 of 128,000 shares of its common stock and a pre-funded warrant to purchase 2,372,000 shares of common stock and (ii) a concurrent private placement in which the Company issued a warrant to purchase up to an aggregate of 5,000,000 shares of common stock (collectively, the “2023 Offering). All securities in the 2023 Offering were issued to the same single accredited investor purchaser as in the 2022 Offering for consideration equating to $4.00 per share of common stock (or pre-funded warrant to purchase one share of common stock, less a nominal exercise price), together with a warrant to purchase two shares of common stock for no additional consideration but with an exercise price per share of $4.00, for aggregate estimated net proceeds to the Company of $9.2 million after placement agent fees and offering expenses payable by the Company.

We have never been profitable and our losses from operations were $64.6 million, $47.3 million and $34.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $325.7 million. For the year ended December 31, 2022, the Company used $46.0 million of cash in operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect the expenses for each program to increase as candidates advance through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialization. Accordingly, we will need additional financing to support our continuing operations and to continue as a going concern. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances or transactions, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all, particularly in light of the Trial Closure (as defined below) and the substantial decline in the price of our common stock. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Without additional funding, the Company believes it will not have sufficient funds to meet its obligations within the next twelve months from the date of issuance of the consolidated financial statements included in this Annual Report on Form 10-K. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recent substantial decline in the price per share of our common stock will likely make it more difficult for us to obtain financing. Moreover, if we are delisted from the Nasdaq Stock Market LLC, it may become more difficult for us to obtain equity financing. For additional information regarding risks associated with potential delisting, see Part I, Item 1A, “We are required to meet the Nasdaq Capital Market’s continued listing requirements and other Nasdaq rules, or we may risk delisting. Delisting could negatively affect the price of our common stock and could make it more difficult for us to sell securities in a future financing or for you to sell our common stock”. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Exebacase

Our first DLA product candidate, exebacase, is currently being studied in an ongoing Phase 1b/2 study in patients with chronic prosthetic joint infections (“PJIs”) of the knee due to S. aureus or coagulase-negative Staphylococci. In addition to PJIs, Staphylococci, and S. aureus in particular, is also a common cause of bacteremia, pneumonia and osteomyelitis as well as biofilm-associated infections of heart valves (endocarditis), indwelling devices and catheters. These infections result in significant morbidity and mortality despite currently available antibiotic therapies.

Exebacase is the first lysin to enter U.S. clinical trials and represents a first-in-class anti-bacterial therapeutic candidate. Exebacase was granted Breakthrough Therapy designation for development as a treatment for MRSA bloodstream infections (bacteremia), including right-sided endocarditis, when used in addition to standard-of-care (“SOC”) anti-staphylococcal antibiotics in adult patients, by the U.S. Food and Drug Administration (“FDA”) in February 2020. The Phase 2 data for MRSA-infected patients treated with exebacase which demonstrated superior outcomes in clinical response at Day 14 and in 30-day all-cause mortality as well as health economics benefits provided the basis for the FDA to grant Breakthrough Therapy designation.

In December 2019, we initiated the Phase 3 DISRUPT (Direct Lysis of S. aureus Resistant Pathogen Trial) superiority design study of exebacase. The DISRUPT study was a randomized, double-blind, placebo-controlled Phase 3 clinical trial conducted in the U.S. alone to assess the efficacy and safety of exebacase in adult and adolescent patients with complicated S. aureus bacteremia, including right-sided endocarditis. Patients entering the study were randomized 2:1 to either exebacase or placebo, with all patients receiving SOC antistaphylococcal antibiotics. The primary efficacy endpoint of the study is clinical response at Day 14 in patients with MRSA bacteremia, including right-sided endocarditis. Secondary endpoints included clinical response at Day 14 in the All S. aureus patient group (MRSA and methicillin-sensitive S. aureus (“MSSA”)), 30-day all-cause mortality in MRSA patients, and clinical response at later timepoints.

In July 2022, the Data Safety Monitoring Board (“DSMB”) of the Company’s Phase 3 DISRUPT study completed a pre-specified, interim futility analysis and recommended that the DISRUPT study be stopped because the conditional power of the study was below the pre-specified threshold for futility in the DSMB charter. The recommendation was based on an analysis of the clinical response rate at day 14 (the primary efficacy endpoint of the study) in 84 patients, or approximately 60% of the total planned MRSA population with bacteremia, including right-sided endocarditis. Based on the DSMB’s recommendation, patient enrollment in the Phase 3 trial was stopped and the trial was closed (“Trial Closure”). We continued to monitor all already enrolled patients and all patients completed their follow-up visits. We also expect to complete all clinical study reports as required by the FDA.

We plan to continue to review the totality of our clinical data with exebacase in bacteremia patients and our internal and external discussions will inform the next steps and any potential opportunities for further development of exebacase for the treatment of S. aureus bacteremia.

On September 30, 2022, we submitted a Clinical Trial Authorization (“CTA”) with the French National Agency for the Safety of Medicines and Health Products (“ANSM”) for the study of intra-articular exebacase in patients with chronic prosthetic joint infections of the knee due to S. aureus or coagulase-negative Staphylococci (“CoNS”). The CTA was approved by ANSM in November 2022 and, following IRB/EC approval of the study protocol, we have recently opened the site in order to initiate dosing of patients. We expect to report interim clinical data from the first cohort of patients in the second half of 2023.

The approved trial is a Phase 1b/2 study of exebacase in the setting of an arthroscopic debridement with joint retention and systemic antibiotics (DAIR) procedure in patients with chronic PJI of the knee due to S. aureus and/or CoNS. The study is a randomized, double-blind, placebo-controlled two-part clinical study to be conducted at a single center in France to assess the efficacy and safety of exebacase. Part 1 will evaluate the safety, PK, early clinical outcomes, and microbiologic response in patients through Day 42. Up to 2 dose levels of intra-articularly administered exebacase in addition to systemic antibiotics will be studied in up to 2 patient cohorts. Part 2 will consist of a long-term follow-up study of safety and efficacy parameters in patients who complete Part 1 of the study. Follow-up assessments will be performed on Days 90, 180, 360 and 720, including health resource utilization and QoL measures. Patients entering the study will be randomized 3:1 to either exebacase or placebo, with all patients receiving study drug in the setting of a DAIR Procedure.

CF-370

Our next product candidate, CF-370, is designed to target a range of gram-negative bacteria, including P. aeruginosa, K. pneumoniae and A. baumannii, and has demonstrated potent in vivo activity against these pathogens, even against multidrug-resistant (“MDR”) and extensively drug-resistant (“XDR”) strains. Gram-negative pathogens are a major cause of morbidity and mortality in patients with hospital-acquired or ventilator-associated pneumonia and P. aeruginosa remains a major medical challenge for cystic fibrosis patients with chronic lung infections.

We believe that agents which target P. aeruginosa, K. pneumoniae, Enterobacteriaceae and E. coli will be important therapeutic options for the treatment of serious, potentially life-threatening invasive infections caused by MDR and XDR pathogens. Because of the novel mechanism by which direct lytic agents kill bacteria and the lack of observable cross resistance to conventional antibiotics, KPC, NDM and similar enzymes are not expected to have any effect on the activity of our therapeutic agents. We believe that direct lytic agents help to improve clinical outcomes and decrease mortality of infections caused by these pathogens.

We have studied CF-370 in multiple animal models with external organizations with both sensitive and resistant strains and using CF-370 in addition to either amikacin (“AMK”) or meropenem, demonstrating the superiority of the combination of CF-370 with SOC antibiotics. We believe the results from these studies provide in vivo proof-of-concept for CF-370 as a potential treatment for pulmonary infections caused by gram-negative pathogens and for direct lytic agents as a potential new modality to combat the threat of multidrug-resistant gram-negative pathogens. We continue to progress CF-370 through IND-enabling activities and we expect it to be our next molecule in clinical studies. We plan to submit an IND application with the FDA in the second quarter of 2023 and, if approved, to initiate phase 1 clinical studies of CF-370 in healthy volunteers shortly thereafter.

To date, a large portion of our research and development work has related to the establishment of our platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and clinical testing of exebacase. We currently expect to focus the majority of our resources on the exebacase and CF-370 programs. As our pipeline progresses, we are able to further leverage our employee and infrastructure resources across multiple development programs well as research projects. We recorded $44.7 million, $35.5 million and $22.6 million of research and development expenses for the years ended December 31, 2022, 2021 and 2020, respectively. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories to exebacase as shown below.

The following table summarizes our research and development expenses by category for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Product development	$39,557	$29,813	$15,502
Personnel related	6,989	8,404	4,703
Professional fees	3,533	3,618	3,605
Laboratory costs	1,853	1,638	1,418
Stock-based compensation	1,027	933	655
External research and licensing costs	344	1,651	952
Expenses reimbursed through grant agreements and government contracts	(8,565)	(10,549)	(4,221)

Total research and development expense	$44,738	$35,508	$22,614

The following table summarizes our research and development expenses by program for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Exebacase	$35,512	$25,460	$15,094
CF-370	6,949	4,077	1,325
Other research and development	2,826	7,184	5,058
Personnel related and stock-based compensation	8,016	9,336	5,358
Expenses reimbursed through grant agreements and government contracts	(8,565)	(10,549)	(4,221)

Total research and development expense	$44,738	$35,508	$22,614

Our research and development expenses have decreased substantially in the fourth quarter of 2022, after the workforce reduction and suspension of IV exebacase manufacturing activities in the third quarter of 2022, and also after the final patients in the DISRUPT study completed their follow-up visits and all study sites were closed. Research and development expenses could increase in the future in connection with the commencement of any new clinical trials for our product candidates. However, the successful development of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Restructuring

On July 29, 2022, we implemented a restructuring plan to reduce costs and align resources with the Company’s anticipated product development milestones for exebacase and CF-370 and to help preserve the value of the Company’s drug discovery operations, resulting in a reduction to our workforce of 16 employees, or approximately 37% of our headcount prior to the reduction and the suspension of IV exebacase manufacturing activities. Pursuant to our restructuring plan, we expect that our future operating expenses, both research and development and general and administrative expenses, will be substantially reduced as compared to the year ended December 31, 2022. In connection with our restructuring, we recognized $7.7 million of charges, including $1.6 million related to employee termination costs, including severance, health benefits and other related expenses from the workforce reduction, and $6.1 million from the write-off of prepaid manufacturing costs following the suspension of IV exebacase activities.

Other Income and Expenses

Other income and expenses consist primarily of interest income, changes in the fair value measurement of our warrant liabilities, the excess of the fair value of warrants issued, if any, over the related proceeds received and offering expenses, if any, allocated to the issuance of warrants. Interest income includes interest earned on our cash and cash equivalents and available-for-sale securities. The changes in the fair value of our warrant liabilities are derived using the Black-Scholes option pricing model. The key inputs into the model are the current per-share value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liabilities, resulting in a non-cash gain or charge in each reporting period.

Critical Accounting Estimates

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

These estimates may be subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. The expected volatility is the most sensitive estimated input into the calculation of the fair value of our warrant liabilities. Large changes in the estimate of expected volatility and to the price per share of our common stock will result in significant directly proportional changes in the calculated fair value. If these factors change and different assumptions are used, our warrant liability could be materially different in the future.

Accrued research and development expenses

We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. These estimates are typically related to fees paid to CMOs and CROs in connection with research and development activities for which we have not yet been invoiced.

When applicable, we base our estimated expenses related to CMOs and CROs on our estimates of the percentage completed of services received and efforts expended pursuant to contracts for the conduct of manufacturing or research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. There may also be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. Differences between our estimates and amounts actually incurred to date, and any resulting adjustments, have not been material.

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

Results of Operations

For a discussion of our results of operations for the year ended December 31, 2021, including a year-to-year comparison between 2021 and 2020, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Comparison of years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Dollar Change	% Change
Operating expenses:
Research and development	$44,738	$35,508	$9,230	26%
General and administrative	$12,151	$11,757	$394	3%
Restructuring	$7,719	$—	$7,719	—
Other (expense) income, net	$(545)	$26,983	$(27,528)	(102)%

Research and Development Expenses

Research and development expense was $44.7 million for the year ended December 31, 2022, compared with $35.5 million for the year ended December 31, 2021, an increase of $9.2 million. This increase was primarily attributable to a $5.8 million increase in spending on clinical activities related to the Phase 3 DISRUPT study of exebacase a $3.4 million increase in spending on manufacturing costs for both exebacase and CF-370. These costs decreased significantly after we stopped enrollment in the Phase 3 DISRUPT study and implemented our restructuring plan, discussed below and in Note 9, “Restructuring” to the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and we expect will continue at reduced levels through 2023.

General and Administrative Expenses

General and administrative expense was $12.2 million for the year ended December 31, 2022, compared with $11.8 million for the year ended December 31, 2021, an increase of $0.4 million. This increase was primarily attributable to an increase in our external legal costs.

Restructuring Charges

During the year ended December 31, 2022, we incurred restructuring expenses of $7.7 million related to our restructuring plan. Restructuring expenses for the period were primarily comprised of $1.6 million of severance and other employee costs and a $6.1 million write-off of prepaid manufacturing costs. For further information, refer to Note 9, “Restructuring” to the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Other (expense) income, net

Other expense, net was $0.5 million for the year ended December 31, 2022, compared with other income, net of $27.0 million for the year ended December 31, 2021, a decrease of $27.5 million. This decrease was primarily attributable to the decrease in the non-cash gain related to the change in fair value of our warrant liability of $22.7 million. In addition, the current year period has a charge to other expense of $4.8 million for the excess of the fair value of the warrants issued in the 2022 Offering over the proceeds received and for the issuance expenses allocated to the 2022 Warrants, for which there were no such expenses in 2021.

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

Since the date of our IPO, we have funded our operations through the sale of registered securities for gross proceeds of $264.8 million, $9.6 million from the exercise of the Class B Warrants issued in our IPO, $26.0 million from the sale of securities in private placements and the receipt of $26.9 million of funding from grant agreements and government contracts. See a summary of our recent equity offerings described above under “Overview”.

As of December 31, 2022, we had $13.7 million in cash, cash equivalents and marketable securities which we do not believe will be sufficient to meet our obligations within the next twelve months from the date of issuance of our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. Combined with our accumulated deficit and our forecasted cash expenditures, these factors raise substantial doubt about our ability to continue as a going concern.

As such, under the requirements of Accounting Standard Codification (“ASC”) 205-40, we may not consider the potential for future capital raises in our assessment of our ability to meet our obligations for the next twelve months. We plan to continue to fund our operations through public or private debt and equity financings, but there can be no assurances that such financing will continue to be available to us on acceptable terms, or at all, particularly in light of the Trial Closure and the recent substantial decline in the price of our common stock, and the terms of any public or private offerings of stock could be significantly dilutive to existing stockholders. We recently implemented a restructuring plan, as described above to reduce costs and align resources with our anticipated product development milestones for exebacase and CF-370 and to help preserve the value of our drug discovery operations. If we are unable to obtain funding, we would be forced to further reduce our workforce, or delay, reduce or eliminate our research and development programs, which could adversely affect our business prospects, or we may be unable to continue operations or continue as a going concern and may be forced to sell or liquidate our business.

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

Cash flows

The following table shows a summary of our cash flows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(45,974)	$(41,125)
Investing activities	$32,083	$(11,613)
Financing activities	$6,144	$53,907

Net cash used in operating activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities increased $4.9 million for the year ended December 31, 2022 as compared to the comparable period in 2021. This increase was primarily attributable to increased expenditures for the Phase 3 DISRUPT trial of exebacase in order to enroll more patients and complete the interim futility analysis, initial process validation and commercial manufacturing of exebacase, process development and manufacturing of CF-370, and an increased number of personnel and related compensation costs prior to implementation of our restructuring plan on July 29, 2022.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the year ended December 31, 2022 was primarily attributable to the proceeds received from both maturities and sales of marketable securities. Net cash used in investing activities for the year ended December 31, 2021 was attributable to the purchases of marketable securities subsequent to the equity offering completed in March 2021, less the proceeds received from the maturities of marketable securities throughout the year.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2022 resulted from the completion of our equity offering on December 15, 2022, resulting in proceeds of $6.1 million, net of offering costs. Net cash provided by financing activities for the year ended December 31, 2021 resulted primarily from the completion of our equity offering on March 22, 2021, resulting in proceeds of $53.8 million, net of offering costs.

Funding requirements

All of our product candidates are in clinical or preclinical development. We expect to continue to incur significant expenses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and debt offerings, collaborations, grants, government contracts, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or other securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or we may be unable to continue operations or continue as a going concern and may be forced to sell or liquidate our business.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

This item is not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting because we do not qualify as an accelerated or a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

Changes in Internal Control Over Financial Reporting

In connection with management’s evaluation of our internal control over financial reporting as of December 31, 2022, our principal executive officer and principal financial officer concluded that there were no changes to our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Director Biographical Information

Biographical information concerning each of our directors is set forth below:

Name	Age	Position
Roger J. Pomerantz, M.D., F.A.C.P	66	President, Chief Executive Officer, Director, Chairman of the Board
Steven C. Gilman, Ph.D	70	Director, Vice Chairman of the Board
Sol J. Barer, Ph.D	75	Director, Lead Independent Director
Lishan Aklog, M.D	57	Director
Jane F. Barlow, M.D	62	Director
David N. Low, Jr	64	Director
Michael J. Otto, Ph.D	74	Director
Cary W. Sucoff, J.D	71	Director

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

Steven C. Gilman, Ph.D. Dr. Gilman has served as Vice Chairman of our board of directors since April 2019. Prior to that, he had served as our Chairman from May 2015, Interim Chief Executive Officer from March 2016 to July 2016 and Chief Executive Officer from July 2016. Until 2015, he served as the Executive Vice President, Research & Development and Chief Scientific Officer at Cubist Pharmaceuticals, a biopharmaceutical company, until its acquisition by Merck & Co. Prior to joining Cubist in 2008, he served as Chairman of the Board of Directors and Chief Executive Officer of ActivBiotics, a privately held biopharmaceutical company. Previously, he worked at Millennium Pharmaceuticals, Inc., where he held a number of senior leadership roles including Vice President and General Manager of the Inflammation franchise responsible for all aspects of the

Inflammation business from early gene discovery to product commercialization. Prior to Millennium, he was Group Director at Pfizer Global Research and Development, where he was responsible for drug discovery of novel antibacterial agents as well as several other therapeutic areas. Dr. Gilman has also held scientific, business, and academic appointments at Wyeth, Cytogen Corporation, Temple Medical School, and Connecticut College. He currently serves on the board of directors of publicly traded companies Akebia Therapeutics, SCYNEXIS Inc., and Vericel Corporation, and previously served on the board of directors of Momenta Pharmaceuticals, Inc. Dr. Gilman also serves as a director of the non-profit organization Lakes Environmental Association of Bridgeton, Maine. He received his Ph.D. and M.S. degrees in microbiology from Pennsylvania State University, his post-doctoral training at Scripps Clinic and Research Foundation, and received a B.A. in microbiology from Miami University of Ohio. He has authored over 60 publications and is an inventor on 7 patents. We believe that Dr. Gilman’s significant scientific, executive and board leadership experience in the pharmaceutical and biotechnology industries qualifies him to serve as a member of our board of directors.

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

Jane F. Barlow, M.D. Dr. Barlow has served as a member of our board of directors since February 2021. She is currently the Chief Executive Officer of Jane Barlow & Associates, LLC, a consulting firm focused on value-based health care services, since January 2017 and Executive Vice President and Chief Clinical Officer at Real Endpoints, a data, analytics, and advisory firm, since January 2017. She is a senior advisor to Tufts Center for Biomedical System Design (formerly MIT’s Center for Biomedical Innovation) and serves on the Biotech Advisory Board of Pictet Asset Management. Prior to her current roles, she was Associate Chief Medical Officer at CVS Health and Chief Medical Officer of CVS Health’s Government Services arm where she successfully implemented industry-leading clinical strategies supporting drug purchasing, distribution, and utilization management. Formerly, she served as Vice President of Clinical Innovation at Medco Health Solutions, leading the adoption of cutting-edge therapeutic programs through all aspects of pharmacy. Dr. Barlow currently serves on the public company boards of Sera Prognostics and Viracta Therapeutics. She previously served on the public company boards of Momenta Pharmaceuticals, Inc. (prior to and during its sale to Johnson and Johnson), Therapeutics MD Inc., and SilverScript Insurance Company. Dr. Barlow received her medical degree from Creighton University School of Medicine and subsequently completed her residency in occupational and environmental medicine at The Johns Hopkins University, where she also earned her M.P.H. She is a distinguished graduate of the United States Air Force School of Aerospace Medicine and served as Chief of Flight Medicine at the Beale and Maxwell Air Force Bases. Additionally, she holds an M.B.A. from the University of Alabama. She is board-certified in occupational medicine and a fellow of the American College of Occupational and Environmental Medicine and the American College of Preventive Medicine. She is a diplomat of the American College of Physician Executives and a member of the American Medical Association. We believe that Dr. Barlow’s extensive experience in steering pharmaceutical development by strategically weighing the value and economic costs that drug candidates bring to the healthcare ecosystem at large qualifies her to serve as a member of our board of directors.

David N. Low, Jr. Mr. Low has served as a member of our board of directors since April 2014. Mr. Low has worked as an investment banker since 1987, with broad investment and advisory experience in the life sciences, biotechnology and medical technology sectors. Since June 2017, Mr. Low has served as a partner at MTS Health Partners, a healthcare investment banking boutique. From 2002 to April 2017, Mr. Low was a member of Lazard’s Life Sciences Group as a Managing Director and Senior Advisor. Mr. Low has advised on major M&A transactions in the life sciences, biotechnology and medical technology sectors, and has worked with private and public companies to raise capital, including emerging growth companies. Prior to joining Lazard, Mr. Low was a Managing Director at JP Morgan Chase & Co. and a Senior Vice President at Lehman Brothers. Mr. Low serves on the board of directors of the Philharmonia Baroque Orchestra since 2020 and as a board member since 2012, and as a Trustee of the Ellen Battell Stoeckel Trust since 2021. Mr. Low holds an A.B. from Harvard College, where he graduated cum laude, an M.A. from the Johns Hopkins University School of Advanced International Studies and an M.B.A. from Yale University. We believe that Mr. Low’s significant investment and financial advisory experience qualifies him to serve as a member of our board of directors.

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

Cary W. Sucoff, J.D. Mr. Sucoff has served on our board of directors since May 2010. Mr. Sucoff has more than 40 years of legal and securities industry experience. Since 2011, Mr. Sucoff has owned and operated Equity Source Partners LLC, an advisory and consulting firm. He has participated in the financing of more than 100 public and private biotech companies. Mr. Sucoff has served on the board of directors of the public company IMAC Holdings, Inc. since 2020 and Curative Biotechnology since May 2022, and the private companies Neurative Therapeutics since February 2023, First Wave Technologies, Inc. since 2016 and Galimedix Therapeutics since 2018. In addition, Mr. Sucoff currently serves as a consultant to Sapience Therapeutics, LB Pharmaceuticals, Kinetic Power Systems and Green Hygienics Holdings Inc. He previously served as a director of Legacy Education Alliance, Inc. (LEAI) from 2015 to 2021. Mr. Sucoff, a former New York City prosecutor, is the past President of New England Law/Boston and has been a member of the Board of Trustees for over 25 years. He has been Chairman of the Endowment Committee for over ten years. Mr. Sucoff received a B.A. from SUNY Binghamton in 1974 and a J.D. from New England School of Law in 1977, where he was the Managing Editor of the Law Review and graduated magna cum laude. He has been a member of the Bar of the State of New York since 1978. We believe that Mr. Sucoff’s broad financial and legal experience qualifies him to serve as a member of our board of directors.

Executive Officers of the Registrant

Biographical information concerning each of our executive officers is set forth below. Information concerning Roger J. Pomerantz, M.D., F.A.C.P., our Chief Executive Officer, may be found above in the section entitled “Director Biographical Information.”

Natalie Bogdanos, J.D. Ms. Bogdanos, age 54, has served as our General Counsel and Corporate Secretary since August 2014, and served as a member of the Interim Office of the Chief Executive Officer from March 2017 to June 2017. Ms. Bogdanos has also served as our Data Protection Officer since July 2018. She has over 20 years of experience in the legal field, at least 15 of which were serving as the chief legal officer of publicly traded biotechnology companies. Prior to joining ContraFect in 2014, Ms. Bogdanos served as a full-time legal consultant for Ferring Pharmaceuticals, Inc. from January 2014 to August 2014. Prior to that, Ms. Bogdanos served as Associate General Counsel at Memorial Sloan-Kettering Cancer Center (“MSKCC”), a cancer treatment and research institution, where she held a joint appointment with the Office of the General Counsel and the Office of Technology Development (“OTD”) from 2012 to 2013. At MSKCC, she provided legal counsel and guidance to various departments throughout the institution while having sole responsibility for the legal oversight of the OTD. Prior to MSKCC, she was General Counsel at Enzo Biochem, Inc. (“Enzo”), a publicly traded international biotechnology and life science company, from 2003 to 2012. At Enzo, she was responsible for leading the legal department, ensuring SEC and regulatory compliance, overseeing litigation and managing Enzo’s portfolio of 500+ patents and patent applications and negotiating complex business development agreements as well as other contracts. Previously, Ms. Bogdanos was an associate at Amster, Rothstein & Ebenstein from 1999 to 2003 where her practice focused on all intellectual property matters including related litigation. Ms. Bogdanos was a faculty member at the Practising Law Institute. Prior to attending law school, she was a research technician at the Public Health Research Institute where her work focused on Staphylococcus aureus. Ms. Bogdanos is an attorney and admitted to practice law in New York, the United States District Court, Southern and Eastern District of New York and the United States Court of Appeals for the Federal Circuit. She is also licensed to practice before the United States Patent and Trademark Office. Ms. Bogdanos received her J.D. from New York Law School and her Bachelor of Arts in Biology, with honors, from Queens College of the City University of New York.

Michael Messinger, CPA. Mr. Messinger, age 48, has served as our Chief Financial Officer since November 2018. He has more than 20 years of experience in finance and accounting for drug discovery and development organizations. Prior to joining ContraFect in November 2012 as our Vice President, Finance, and later serving as our Senior Vice President, Finance beginning in August 2016, he served as Director of Finance at Lexicon Pharmaceuticals, Inc. (“Lexicon”) for eight years and also held the position of Controller for three years. Prior to working at Lexicon, Mr. Messinger served as Controller of Coelacanth Corporation (which was acquired by Lexicon) for two years. While at Lexicon, Mr. Messinger was responsible for the financial management of Lexicon’s partnership with Symphony Capital, LLC, in addition to coordinating fiscal and program management concerning Lexicon’s development programs. Mr. Messinger received his B.B.A. degree in accounting from the University of Michigan. He started his career as an auditor at Ernst & Young LLP.

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

The remaining information required by this Item 10 will be contained under the heading “Corporate Governance,” “Delinquent Section 16(a) Reports” and “Executive Compensation – Compensation Committee Interlocks and Insider Participation,” if applicable, in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item 11 will be contained under the heading “Executive Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained under the headings “Executive Compensation – Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be contained under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(3) Exhibits

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of ContraFect Corporation, dated August 1, 2014, and Certificate of Amendment, dated May 9, 2016, Certificate of Amendment dated May 2, 2017, Certificate of Amendment dated February 3, 2020, and Certificate of Amendment dated February 24, 2022	10-K	001-36577	3.1	March 18, 2020

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ContraFect Corporation, dated February 14, 2023.	8-K	001-36577	3.1	February 14, 2023

3.3	Amended and Restated Bylaws of ContraFect Corporation	10-Q	001-36577	3.2	November 13, 2020

4.1	Form of Common Stock Certificate	S-1/A	333-195378	4.1	July 3, 2014

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

4.2	Warrant to Purchase Common Stock, dated May 27, 2020	8-K	001-36577	4.1	May 27, 2020

4.3	Warrant Agreement, dated May 27, 2020, by and between ContraFect Corporation and American Stock Transfer & Trust Company, LLC	8-K	001-36577	4.2	May 27, 2020

4.4	Global Warrant Certificate, dated May 27, 2020	8-K	001-36577	4.3	May 27, 2020

4.5	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-36577	4.1	December 14, 2022

4.6	Form of Class A Common Stock Purchase Warrant	8-K	001-36577	4.2	December 14, 2022

4.7	Form of Class B Common Stock Purchase Warrant	8-K	001-36577	4.3	December 14, 2022

4.8	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-36577	4.1	March 2, 2023

4.9	Form of Common Stock Purchase Warrant	8-K	001-36577	4.2	March 2, 2023

4.10	Description of ContraFect Corporation Securities	10-K	001-36577	4.12	March 18, 2020

10.1	License Agreement, between The Rockefeller University and ContraFect Corporation, dated July 12, 2011	S-1	333-195378	10.1	April 18, 2014

10.2	Lease Agreement, between Hudson View Building #3 LLC and ContraFect Corporation, dated December 1, 2010	S-1	333-195378	10.2	April 18, 2014

10.3	Lease Agreement, between Hudson View Building #3 LLC and ContraFect Corporation, dated January 1, 2012	S-1	333-195378	10.3	April 18, 2014

10.4#	Form of Indemnification Agreement	S-1/A	333-195378	10.4	July 1, 2014

10.5#	ContraFect Corporation Amended and Restated 2008 Equity Incentive Plan	S-1	333-195378	10.11	April 18, 2014

10.6#	ContraFect Corporation Form of Stock Option Agreement	S-1	333-195378	10.12	April 18, 2014

10.7#	ContraFect Corporation 2008 Equity Incentive Plan	S-1	333-195378	10.13	April 18, 2014

10.8#	ContraFect Corporation 2014 Omnibus Incentive Plan	S-1/A	333-195378	10.14	July 1, 2014

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.9	License Agreement, between Trellis Bioscience LLC and ContraFect Corporation, dated January 29, 2014	S-1/A	333-195378	10.15	July 1, 2014

10.10	Amendment to the Trellis License Agreement, dated June 15, 2014	S-1/A	333-195378	10.16	July 1, 2014

10.11#	Offer Letter, dated June 26, 2014, between ContraFect Corporation and Natalie Bogdanos, as amended by Amendment No. 1, dated November 2, 2015	10-K	001-36577	10.27	March 15, 2017

10.12#	Offer Letter, dated August 24, 2015, between ContraFect Corporation and Cara Cassino, M.D.	10-K	001-36577	10.28	March 15, 2017

10.13#	Amendment No. 1 to Offer Letter, dated March 15, 2017, between ContraFect Corporation and Cara Cassino, M.D.	10-K	001-36577	10.29	March 15, 2017

10.14#	Employment Agreement, dated as of April 2, 2019, by and between ContraFect Corporation and Roger J. Pomerantz	8-K	001-36577	10.1	April 2, 2019

10.15	Stock Purchase Agreement, dated December 9, 2019, by and between ContraFect Corporation and Pfizer Inc.	8-K	001-36577	10.1	December 12, 2019

10.16#	Employment Agreement, dated November 5, 2012, by and between ContraFect Corporation and Michael Messinger	10-K	001-36577	10.16	March 30, 2021

10.17#	Non-Employee Director Compensation Program	10-K	001-36577	10.17	March 30, 2021

10.18	Cost-Sharing Agreement by and between ContraFect Corporation and the Biomedical Advanced Research and Development Authority, dated March 15, 2021	8-K	001-36577	10.1	March 12, 2021

10.19#	ContraFect Corporation 2021 Employment Inducement Omnibus Incentive Plan and related forms of notice and option agreement	10-Q	001-36577	10.1	May 16, 2022

10.20#	ContraFect Corporation 2022 Employee Stock Purchase Plan	S-8	333-265153	99.1	May 23, 2022

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.21+	Amendment of Solicitation/Modification of Contract between the Biomedical Advanced Research and Development Authority and ContraFect Corporation, dated August 24, 2022	10-Q	001-36577	10.1	November 14, 2022

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
+	Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) is treated as confidential by the Company

Item 16.	Form 10-K Summary

None

CONTRAFECT CORPORATION

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of ContraFect Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ContraFect Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, has incurred recurring losses, used significant cash flows in operations, expects continuing future losses and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Accounting for Warrants

Description of the Matter
As discussed in Note 10 to the consolidated financial statements, in December 2022, the Company completed a private placement whereby the Company issued Class A warrants to purchase up to an aggregate of 1,356,589 shares of common stock and Class B warrants (collectively, the “2022 Warrants”) to purchase up to an aggregate of 678,294 shares of common stock. The Company determined that the 2022 Warrants should be classified as a liability.

Auditing the Company’s accounting for the 2022 Warrants was complex due to the judgment that was required in determining the balance sheet classification of the 2022 Warrants.

How We Addressed the Matter in Our Audit	To test the initial classification of the December 2022 warrants, we performed audit procedures that included, among others, inspecting the agreements in order to evaluate the completeness and accuracy of the contract terms included in the Company’s technical accounting analysis and testing management’s application of the relevant accounting guidance, including the balance sheet classification and disclosures.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Hartford, Connecticut
March 31, 2023

CONTRAFECT CORPORATION
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$8,907	$16,654
Marketable securities	4,775	37,631
Prepaid expenses	1,382	4,439
Other current assets	2,642	4,140

Total current assets	17,706	62,864
Property and equipment, net	627	741
Operating lease right-of-use assets	2,241	2,544
Other assets	105	613

Total assets	$20,679	$66,762

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$13,671	$2,389
Accrued and other current liabilities	6,498	9,128
Current portion of lease liabilities	671	657

Total current liabilities	20,840	12,174
Warrant liabilities	9,299	2,530
Long-term portion of lease liabilities	2,210	2,609
Other liabilities	182	73

Total liabilities	32,531	17,386
Commitments and contingencies (Note 8)	—	—
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none issued or outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value, 125,000,000 shares authorized; 594,983 and 491,626 shares issued and outstanding at December 31, 2022 and 2021	1	1
Additional paid-in capital	313,884	310,011
Accumulated other comprehensive loss	(32)	(84)
Accumulated deficit	(325,705)	(260,552)

Total stockholders’ (deficit) equity	(11,852)	49,376

Total liabilities and stockholders’ (deficit) equity	$20,679	$66,762

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Operations
(in thousands, except share and
per-share
data)

	Year Ended December 31,
	2022	2021	2020
Operating expenses:
Research and development, including stock-based compensation of $1,027, $933 and $655, respectively	$44,738	$35,508	$22,614
General and administrative, including stock-based compensation of $2,845, $2,261 and $1,921, respectively	12,151	11,757	11,625
Restructuring	7,719	—	—

Total operating expenses	64,608	47,265	34,239

Loss from operations	(64,608)	(47,265)	(34,239)
Other (expense) income:
Interest income	81	109	192
Other expense	(4,813)	—	(2,165)
Change in fair value of warrant liabilities	4,187	26,874	8,056

Total other (expense) income, net	(545)	26,983	6,083

Net loss	$(65,153)	$(20,282)	$(28,156)

Per share information:
Net loss per share of common stock, basic and diluted	$(124.97)	$(44.12)	$(98.95)

Basic and diluted weighted average shares outstanding	521,359	459,699	284,544

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(65,153)	$(20,282)	$(28,156)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	52	(63)	(21)

Comprehensive loss	$(65,101)	$(20,345)	$(28,177)

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Stockholders’ (Deficit) Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ (Deficit) Equity
	Shares	Amount
Balance, December 31, 2019	191,619	$1	$227,659	$—	$(212,114)	$15,546
Issuance of securities in registered offerings	147,471	—	21,108	—	—	21,108
Issuance of securities in private placement	8,427	—	3,000	—	—	3,000
Financing cost of sale of securities	—	—	(1,462)	—	—	(1,462)
Issuance of common stock for exercise of warrants	73	—	29	—	—	29
Issuance of common stock for exercise of options	4	—	—	—	—	—
Stock-based compensation	—	—	2,576	—	—	2,576
Unrealized loss on marketable securities	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(28,156)	(28,156)

Balance, December 31, 2020	347,594	$1	$252,910	$(21)	$(240,270)	$12,620
Issuance of securities in registered offerings	143,750	—	57,500	—	—	57,500
Financing cost of sale of securities	—	—	(3,703)	—	—	(3,703)
Issuance of common stock for exercise of warrants	282	—	110	—	—	110
Stock-based compensation	—	—	3,194	—	—	3,194
Unrealized loss on marketable securities	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	(20,282)	(20,282)

Balance, December 31, 2021	491,626	$1	$310,011	$(84)	$(260,552)	$49,376
Issuance of securities in registered offering	54,375	—	—	—	—	—
Issuance of common stock for exercise of pre-funded warrants	48,982	—	—	—	—	—
Stock-based compensation	—	—	3,873	—	—	3,873
Unrealized gain on marketable securities	—	—	—	52	—	52
Net loss	—	—	—	—	(65,153)	(65,153)

Balance, December 31, 2022	594,983	$1	$313,884	$(32)	$(325,705)	$(11,852)

See accompanying notes.

CONTRAFECT CORPORATION
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(65,153)	$(20,282)	$(28,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	154	148	168
Stock-based compensation expense	3,873	3,194	2,576
Issuance costs allocated to warrants	851	—	2,175
Fair value of warrants issued in excess of proceeds received	3,961	—	—
Change in fair value of warrant liabilities	(4,187)	(26,874)	(8,056)
Net amortization of premium paid on marketable securities	763	924	378
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current and non-current assets	5,003	(4,336)	1,738
Increase (decrease) in accounts payable, accrued liabilities and other liabilities	8,761	6,101	(4,010)

Net cash used in operating activities	(45,974)	(41,125)	(33,187)
Cash flows from investing activities
Purchases of marketable securities	—	(48,698)	(47,555)
Sales of marketable securities	5,525	—	—
Proceeds from maturities of marketable securities	26,620	37,085	20,151
Purchases of property and equipment	(62)	—	—

Net cash provided by (used in) investing activities	32,083	(11,613)	(27,404)
Cash flows from financing activities
Proceeds from issuance of equity securities	6,995	57,500	55,500
Payment of financing costs of securities sold	(851)	(3,703)	(3,637)
Proceeds from exercise of warrants	—	110	29

Net cash provided by financing activities	6,144	53,907	51,892

Net (decrease) increase in cash and cash equivalents	(7,747)	1,169	(8,699)
Cash and cash equivalents at beginning of period	16,654	15,485	24,184

Cash and cash equivalents at end of period	$8,907	$16,654	$15,485

Supplemental disclosures of cash flow information
Issuance of warrants to purchase common stock	$10,956	$—	$31,391
See accompanying notes.

ContraFect Corporation
Notes to Financial Statements
December 31, 2022
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
Exebacase was being studied in a pivotal Phase 3 superiority study (the “DISRUPT study”) to evaluate the safety, tolerability, efficacy and pharmacokinetics of intravenous (“IV”) exebacase when used in addition to background standard of care antibiotic therapy for the treatment of
S. aureus
bacteremia, including right-sided endocarditis in adolescent and adult patients. On July 7, 2022, the Data Safety Monitoring Board (“DSMB”) conducted an interim futility analysis and recommended that the DISRUPT study be stopped because the conditional power of the study was below the pre-specified
threshold for futility. Based on the DSMB’s recommendation, patient enrollment in the Phase 3 trial was stopped (“Trial Closure”). We continued to monitor all already enrolled patients and all patients completed their follow-up
visits. The Company expects to complete all clinical study reports as required by the U.S. Food and Drug Administration (“FDA”).
On July 29, 2022, the Company initiated a restructuring plan resulting in a reduction in workforce. The restructuring plan was designed to reduce costs and align resources with the Company’s anticipated product development milestones for exebacase and
CF-370
and to help preserve the value of the Company’s drug discovery operations. The restructuring reduced the Company’s workforce from 43 full-time employees as of June 30, 2022 to 27 full-time employees as of August 15, 2022, when the reduction was completed. The Company recognized a restructuring charge of $7.7 million, including $1.6 million related to employee termination costs and other related expenses from the workforce reduction and $6.1 million from the write-off
of prepaid manufacturing costs following the suspension of IV exebacase related activities.
The Company has incurred recurring losses since inception as a research and development organization and has an accumulated deficit of $325.7 million as of December 31, 2022. For the year ended December 31, 2022, the Company used $46.0 million of cash in operations. The Company has relied on its ability to fund its operations through public and private debt and equity financings, and, to a lesser extent, grant funding and government contracts. The Company expects operating losses and negative cash flows to continue at significant levels in the future as it continues to advance its programs. As of December 31, 2022, the Company had $13.7 million in cash, cash equivalents and marketable securities, which, without additional funding, the Company believes will not be sufficient to meet its obligations within the next twelve months from the date of issuance of these consolidated financial statements. The Company plans to continue to fund its operations through public or private debt and equity financings, but there can be no assurances that such financing will continue to be available to the Company on satisfactory terms, or at all, particularly in light of the Trial Closure.

As such, management has not considered the potential for future capital raises in its assessment of the Company’s ability to meet its obligations for the next twelve months, and substantial doubt exists about the Company’s ability to continue as a going concern for twelve months from the date the financial statements were issued. If the Company is unable to obtain funding, the Company would be forced to delay, further reduce its workforce or reduce or eliminate its research and development programs, which could adversely affect its business prospects, or the Company may be unable to continue operations or continue as a going concern and may be forced to sell or liquidate the business.
The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
On March 22, 2021, the Company completed an underwritten public offering under the Company’s registration statement on Form S-3 (Reg. No. 333-246359) (the “Form-S-3”). The Form S-3 was declared effective by the SEC on August 31, 2020 and allows the Company to offer and sell from time-to-time up to $
150.0
 million of common stock, preferred stock, debt securities, warrants or units comprised of any combination of these securities. The Company issued 143,750 shares of its common stock, including shares sold pursuant to the fully exercised overallotment option granted to the underwriters in connection with the offering, at a public offering price of $400.00 per share, resulting in net proceeds to the Company of $53.8 million after underwriting discounts and commissions and offering expenses payable by the Company.
On December 15, 2022, the Company completed (i) a registered direct offering under the Form S-3 of 54,375 shares of its common stock and a pre-funded warrant to purchase 623,919 shares of common stock (the “Pre-Funded Warrant”) and (ii) a concurrent private placement in which the Company issued a Class A warrant to purchase up to an aggregate of 1,356,589 shares of common stock (the “Class A Warrant”) and a Class B warrant to purchase up to an aggregate of 678,294 shares of common stock (the “Class B Warrant”) (collectively, the “2022 Offering”). All shares of common stock, the Pre-Funded Warrant, the Class A Warrant and the Class B Warrant were issued together to a single accredited investor purchaser for consideration equating to $10.32 share of common stock (or Pre-Funded Warrant to purchase one share of common stock, less a nominal exercise price), together with a Class A Warrant to purchase two shares of common stock and a Class B warrant to purchase one share of common stock, in the case of each of the Class A Warrant and Class B Warrant, for no additional consideration but each with an exercise price per share of $10.32, for aggregate net proceeds to the Company of $6.1 million after placement agent fees and offering expenses payable by the Company.
On March 2, 2023, the Company completed (i) a registered direct offering under the Form S-3 of
128,000
 shares of its common stock and a pre-funded warrant to purchase
2,372,000
 shares of common stock and (ii) a concurrent private placement in which the Company issued a warrant to purchase up to an aggregate of
5,000,000
 shares of common stock (collectively, the “2023 Offering”). All securities in the 2023 Offering were issued to the same single accredited investor purchaser as in the 2022 Offering for consideration equating to $
4.00 per share of common stock (or pre-funded warrant to purchase one share of common stock, less a nominal exercise price), together with a warrant to purchase two

shares of common stock for no additional consideration but with an exercise price per share of $4.00, for aggregate estimated net proceeds to the Company of $9.2 million after placement agent fees and offering expenses payable by the Company.
The significant changes in common stock outstanding are expected to impact the year-over-year comparability
of the Company’s net loss per share calculations. All share and per share amounts have been adjusted for all periods presented to reflect a one-for-eighty
reverse stock split effected on February 14, 2023.
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
Significant Risks and Uncertainties
The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to, the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, the Company’s products, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, the Company’s ability to raise capital and the effects of
COVID-19
and the recent failure of certain financial institutions, on the Company’s business, operations and financial performance and position.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to stock-based compensation, warrant valuation, research and development accruals and prepaid expenses and realization of net deferred income tax assets. The Company’s actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes from the Company’s original estimates in any periods presented.
Concentrations of Credit Risk
Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and marketable securities. The Company holds these investments in highly rated financial institutions, and, by policy, limits the amounts of credit exposure to any one financial institution. These amounts at times may exceed federally insured limits. The Company’s accounts at Silicon Valley Bank have not experienced any credit losses and the Company does not believe it has material exposure to any significant credit risk on these funds. The Company maintains the majority of its cash, cash equivalents and marketable securities at other financial institutions. The Company has no off-balance
sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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
Marketable Securities
Marketable securities consists of investments in corporate debt securities. Management determines the appropriate
classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale. The Company classifies marketable securities available to fund current operations as current assets on its consolidated balance sheets. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ (deficit) equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in interest income in the consolidated statement of operations on a specific-identification basis. There were $
23,128
of realized losses on sales of marketable securities for the year ended December
31
,
2022
and
no
realized gains or losses on sales of marketable securities for the year ended December
31
,
2021
. There were $
9,609
of realized gains on sales of marketable securities for the year ended December
31
,
2020
. There were
no
marketable securities that had been in an unrealized loss position for more than
12
months as of December
31
,
2022
or
2021
.
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
The Company discloses information on all assets and liabilities reported at fair value using a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:
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
Impairment of Long-lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During the periods ended December 31, 2022 and 2021, no
impairment of long-lived assets occurred.
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
Stock-based Compensation
Stock-based compensation is measured and recognized as compensation expense for all stock-based payment awards made to employees, directors, and non-employees,
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
The Company is subject to federal, state and local taxes and follows a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the position is “more likely than not” to be sustained assuming examination by tax authorities. Management has reviewed the Company’s tax positions for all open tax years (tax years ended December 31, 2011 through December 31, 2022) and concluded that no

provision for unrecognized tax benefits or expense is required in these financial statements. There are no income tax audits in progress as of December 31, 2022.
Government Contracts and Grant Agreements
On March 10, 2021, the Company entered into a cost-share contract (the “BARDA Contract”) with BARDA, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. The base period for the BARDA Contract included government funding of up to $9.8 million to reimburse expenses to support the conduct of the Phase 3 DISRUPT study and futility analysis. In connection with the Trial Closure, the BARDA Contract was modified to provide for up to $6.6 million in funding to support a futility outcome root-cause analysis and the close-out of the Phase 3 DISRUPT study of exebacase.

The Company recognizes a receivable in other current assets with a related reduction in its research and development expenses when the actual reimbursable costs have been incurred and the Company has complied with the conditions of the applicable government contract or grant agreement and the amounts will be received. The Company recognized a reduction to its research and development expense in the amount of $
8.6
 million, $
10.5
 million and $
4.2
 million for the years ended December 31, 2022, 2021 and 2020 respectively. The receivable for government contracts and grant agreements as of December 31, 2022 and 2021 was $
2.6
 million and $
4.1
 million, respectively. The Company has $
5.1
 million of committed government contract and grant agreement funding remaining as of December 31, 2022.
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

3. Marketable Securities
Marketable securities at December 31, 2022 consisted of the following (in thousands):

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$4,807	$—	$(32)	$4,775
Marketable securities at December 31, 2021 consisted of the following (in thousands):

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$37,715	$—	$(84)	$37,631
Corporate debt includes obligations issued by investment-grade corporations. At December 31, 2022, the Company held only investments that have maturities of less than one year.
At December 31, 2022 and 2021, the Company held
3 and 23

debt securities, respectively, that individually and in total were in an immaterial unrealized loss position for less than one year
.

The aggregate fair value of debt securities in an unrealized loss position at December 31, 2022 and 2021 was $
4.8
 million and
$37.6
 million, respectively. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It was not more likely than not that the Company would have been required to sell the securities prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2022 and 2021.
4. Fair Value Measurements
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	Fair Value Measurement as of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$7,596	$—	$—
Marketable securities	4,775	—	—
Warrant liabilities	—	—	9,229

Total	$12,371	$—	$9,229

	Fair Value Measurement as of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$7,734	$—	$—
Marketable securities	37,631	—	—
Warrant liabilities	—	—	2,530

Total	$45,365	$—	$2,530

The Company issued warrants to the purchasers of its 2017 Offering (the “2017 Warrants”). The Company determined that these warrants should be classified as a liability and considered as a Level 3 financial instrument (see also Note 10, “Capital Structure”). The 2017 Warrants are re-measured
at each subsequent reporting period and changes in fair value are recognized in the consolidated statement of operations. The 2017 Warrants expired in accordance with their terms on

July 25, 2022. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

As of December 31, 2021
Expected volatility	56.5%
Remaining contractual term (in years)	0.58
Risk-free interest rate	0.19%
Expected dividend yield	—%
The Company issued warrants to the purchasers of its 2020 Offering (the “2020 Warrants”). The Company determined that these warrants should be classified as a liability and considered as a Level 3 financial instrument (see also Note 10, “Capital Structure”). The 2020 Warrants are re-measured
at each subsequent reporting period and changes in fair value are recognized in the consolidated statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	As of December 31, 2022	As of December 31, 2021
Expected volatility	80.2%	61.9%
Remaining contractual term (in years)	0.42	1.42
Risk-free interest rate	4.76%	0.56%
Expected dividend yield	—%	—%
The Company issued Class A and Class B warrants to the purchaser of its 2022 Offering (together, the “2022 Warrants”). The Company determined that these warrants should be classified as a liability and considered as a Level 3 financial instrument (see also Note 10, “Capital Structure”). The 2022 Warrants are re-measured
at each subsequent reporting period and changes in fair value are recognized in the consolidated statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	Class A Warrants		Class B Warrants
	As of December 31, 2022	At Issuance December 15, 2022	As of December 31, 2022	At Issuance December 15, 2022
Expected volatility	99.8%	99.4%	140.3%	141.6%
Remaining contractual term (in years)	5.08	5.13	0.58	0.63
Risk-free interest rate	3.99%	3.62%	4.76%	4.70%
Expected dividend yield	—%	—%	—%	—%

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2022, 2021 and 2020 (in thousands):
Warrant liabilities

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$2,530	$29,404	$6,069
Issuance of 2020 Warrants	—	—	31,391
Issuance of 2022 Warrants	10,956
Change in fair value	(4,187)	(26,874)	(8,056)

Balance at end of period	$9,299	$2,530	$29,404

The key inputs into the Black-Scholes option pricing model are the per share value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liability.
5. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements, at cost, consisted of the following for the years ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Computer equipment	$63	$20
Furniture	435	435
Lab equipment	1,883	1,864
Leasehold improvements	1,963	1,985

	4,344	4,304
Less: accumulated depreciation and amortization	(3,717)	(3,563)

	$627	$741

Depreciation expense was $154, $148 and $168 for the years ended December 31, 2022, 2021 and 2020, respectively.
6. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following for the years ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Accrued research and clinical development service fees	$3,443	$5,641
Accrued compensation costs	1,676	2,215
Accrued professional fees	970	819
Accrued facilities operation expenses	252	307
Other accrued expenses	157	146

	$6,498	$9,128

7. Net Loss Per Share of Common Stock
Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding, including the weighted average effect of the
Pre-Funded
Warrants the Company issued in connection with the 2022 Offering, the exercise of which requires nominal consideration for the delivery of shares of common stock. As such, the Company has considered the 574,937 common shares underlying the
Pre-Funded
Warrants that were unexercised as of December 31, 2022 to be outstanding beginning on December 15, 2022 for the purposes of calculating basic EPS.
The following table sets forth the computation of basic and diluted loss per share for common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Net loss applicable to common stockholders	$(65,153)	$(20,282)	$(28,156)
Weighted average shares of common stock outstanding	521,359	459,699	284,544

Net loss per share of common stock—basic and diluted	$(124.97)	$(44.12)	$(98.95)

The following potentially dilutive securities outstanding at December 31, 2022, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been antidilutive given the Company’s net loss:

	December 31,
	2022	2021	2020
Options to purchase common stock	55,565	36,246	23,173
Warrants to purchase common stock	2,151,451	136,580	154,378

	2,207,016	172,826	177,551

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

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	December 31,
Description	2022	2021
Operating lease liabilities:
Current portion of lease liabilities	$671	$657
Long-term portion of lease liabilities	$2,210	$2,609
The Company adopted Topic 842 in accounting for its lease liabilities as of January 1, 2019. Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used a discount rate of 9.93%, which was an estimate of its incremental borrowing rate based on the information available at the adoption date. The leases are renewable at the end of the lease term at the Company’s option. For the purposes of determining the remaining lease term in contemplation of available extensions, the Company did not consider either renewal to be probable and therefore the remaining lease term used to determine the operating lease liability was 9.0 years at the adoption date.
As of December 31, 2022, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Amount
Year ending December 31:
2023	$707
2024	721
2025	736
2026	750
2027	702

Total lease payments	3,616
Less: Present value adjustment	(735)

Operating lease liabilities	$2,881

Lease costs under the terms of the Company’s leases for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease cost (1)	$615	$616
Variable lease costs (2)	176	148

Total lease cost	$791	$764

(1)	Operating lease payments included in the measurement of the Company’s lease liabilities are comprised of fixed payments according to the terms of the Company’s leases.
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
,
Staphylococcus aureus, Streptococcus pneumonia, Bacillus anthracis, Enterococcus faecalis and Enterococcus faecium
.

In consideration for the licenses, the Company paid Rockefeller license initiation fees in cash and stock. The Company is currently
required to pay
$0.2 million
each year until the licenses terminate. Depending on the success of its programs, the Company may also incur regulatory milestone payments up to a total of $5.0 million and royalties of up to 5% on net sales from products to Rockefeller. We are allowed to grant sublicenses to third parties without prior approval, subject to certain conditions and the payment of a certain percentage of all payments we receive from sublicensees. There were no milestone, royalty or sublicense payments made during the years ended December 31, 2022, 2021 or 2020. The Company has made total milestone payments under the
CF-301
License of
$0.8

million as of December 31, 2022.
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

9. Restructuring
On July 29, 2022, the Company initiated a restructuring plan resulting in a reduction in workforce. The restructuring plan was designed to reduce costs and align resources with the Company’s anticipated product development milestones for exebacase and
CF-370
and to help preserve the value of the Company’s drug discovery operations. The restructuring reduced the Company’s workforce from 43 full-time employees as of June 30, 2022 to 27 full-time employees as of August 15, 2022, when the reduction was completed. The Company recognized a restructuring charge of $
7.7
 million, including $
1.6
 million related to employee termination costs, including severance, health benefits and other related expenses from the workforce reduction, and $
6.1
 million from the write-off of prepaid manufacturing costs following the suspension of IV exebacase manufacturing activities.

The restructuring costs were included in accounts payable, accrued and other current liabilities and other liabilities. Activity for the year ended December 31, 2022 is summarized as follows (in thousands):

As of December 31, 2022
Balance at beginning of period	$—
Charge to expense	7,719
Payments made	(576)

Balance at end of period	$7,143

As of December 31, 2022, the Company had $7.0 million remaining in accounts payable and accrued and other current liabilities and $0.1 million

in other liabilities, which the Company expects to be paid by the end of the first quarter of 2024.
10. Capital Structure
Common Stock
As of December 31, 2022, the Company was authorized to issue 125,000,000 shares of common stock at $0.0001 par value per share.
Follow-on
Offerings
On December 15, 2022, the Company completed the 2022 Offering. All shares of common stock, the Pre-Funded Warrant, the Class A Warrant and the Class B Warrant were issued together to a single accredited investor purchaser for consideration equating to $10.32 share of common stock (or
Pre-Funded
Warrant to purchase one share of common stock, less a nominal exercise price), together with a Class A Warrant to purchase two shares of common stock and a Class B warrant to purchase one share of common stock, in the case of each of the Class A Warrant and Class B Warrant, for no additional consideration but each with an exercise price per share of

$10.32
,
for aggregate net proceeds to the Company of
$6.1 million
after placement agent fees and offering expenses payable by the Company.

As of December 31, 2022, 48,982 shares of common stock had been purchased through the partial exercise of the Pre-Funded Warrant.
At issuance, the 2022 Warrants were not exercisable and would only become exercisable following (i) stockholder approval of (and the effectiveness of) an amendment to the Company’s certificate of incorporation that either combines outstanding shares of common stock with such combination ratio as determined by the Company’s board of directors and/or authorizes additional shares of common stock to such number as determined by the Company’s board of directors, in each case, so as to enable the issuance of the number of shares of common stock underlying the 2022 Warrants (disregarding any limitations on the exercise thereof), and (ii) the issuance of all shares of common stock issued in, or issuable pursuant to the exercise of the Pre-Funded Warrant or 2022 Warrants issued in, the 2022 Offering was required by the applicable rules and regulations of the Nasdaq Stock Market (or any successor entity).

On
March 22, 2021, the Company completed an underwritten public offering under the Form
S-3
of
143,750
shares of its common stock, including shares sold pursuant to the fully exercised overallotment option granted to the underwriters in connection with the offering, at a public offering price of $
400.00
per share, resulting in net proceeds to the Company of $
53.8
 million after underwriting discounts and commissions and offering expenses payable by the Company.
On May 27, 2020, the Company completed an underwritten public offering of 147,471 shares of its common stock and warrants to purchase an additional 110,603 shares of its common stock at an exercise price of $392.00 per share. The public offering price was $356.00 for one share of common stock and an accompanying warrant to purchase 0.75 shares of common stock, resulting in net proceeds to the Company of $48.9 million after underwriting discounts and commissions and offering expenses payable by the Company. The Company completed a concurrent private placement to Pfizer of 8,427 shares of common stock and an accompanying warrant to purchase an additional 6,320 shares of its common stock at an exercise price of $392.00 per share at a price of $356.00 for one share of common stock and an accompanying warrant to purchase 0.75 shares of common stock, resulting in net proceeds to the Company of $3.0

m
illion. Warrants to purchase 282 and 73 shares of common stock were exercised during the years ended December 31, 2021 and 2020, respectively.
The Company issued warrants in its 2022, 2020 and 2017 offerings of securities. These warrants contain certain terms within the fundamental transaction provision that the Company determined requires classification as liabilities in accordance with ASC 815. At issuance, the Company determined the fair value of the 2022 Warrants, the 2020 Warrants and the 2017 Warrants to be $
11.0 million, $31.4 million and $12.4
 million, respectively, and recorded these balances as warrant liabilities, and reducing the amount of net proceeds recorded as additional paid-in-capital. The fair value of the 2022 Warrants exceeded the proceeds received in the 2022 Offering and the excess of $4.0 million was expensed as other expense. The Company consummated the 2022 Offering on market terms available at the time of the transaction to provide additional funding to advance its product candidates. The fair value of these warrants is re-measured at each reporting period and changes in fair value are recognized in the consolidated statement of operations (see Note 4, “Fair Value Measurements”). Additionally, the Company allocated $
0.9 million, $2.2 million and $0.9
 million of issuance costs to the 2022 Warrants, the 2020 Warrants and the 2017 Warrants, respectively, based on the proportion of the proceeds allocated to the fair value of the warrants. The allocated issuance costs were expensed as other expense. On
July 25, 2022
, the 2017 Warrants expired in accordance with their terms and are no longer exercisable.
The Pfizer Warrant does not contain the same fundamental transaction provision and therefore the Company determined that the Pfizer Warrant should be classified as equity in the Company’s consolidated balance sheet.
Voting
The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings.
Dividends
The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of December 31, 2022, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance
The Company has reserved for future issuance the following number of shares of common stock as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Outstanding pre-funded warrants to purchase common stoc k	574,937	—
Outstanding options to purchase common stock	55,565	36,246
Outstanding warrants to purchase common stock	2,151,451	136,580
For future issuance under the 2014 Omnibus Incentive Plan	1,317	970
For future issuance under the 2021 Employment Inducement Plan	12,375	12,500

	2,795,645	186,296

11. Stock Warrants
As of December 31, 2022 and 2021, the Company had warrants outstanding to purchase the underlying number of shares of common stock as shown in the table below.

	December 31,
	2022	2021
2022 Warrants	2,034,883	—
2020 Warrants	110,248	110,248
2017 Warrants	—	19,996
Pfizer Warrant	6,320	6,320
Other warrants (1)	—	16

Warrants to purchase common stock	2,151,451	136,580
Weighted-average exercise price per share	$31.00	$517.60

(1)	Other warrants are comprised of warrants issued prior to the Company’s IPO, generally in exchange for services rendered to the Company.
The following table summarizes information regarding the Company’s warrants outstanding and the corresponding exercise price at December 31, 2022:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
$10.32	678,294	August 14, 2023
$10.32	1,356,589	February 14, 2028
$392.00	116,568	May 27, 2023

	2,151,451

12. Stock Option and Incentive Plans
Amended and Restated 2008 Equity Incentive Plan
In July 2008, the Company adopted the 2008 Equity Incentive Plan (the “Plan”). On February 26, 2013, the board of directors approved an amended and restated plan (the “Amended Plan”) under which the number of shares of common stock available for issuance was 1,964. For new awards, the period that vested awards would remain exercisable upon termination of service was reduced from ten years to two years. The board of directors also increased the number of shares of common stock available under the Company’s Amended Plan on February 24, 2014 and April 29, 2014 to 2,321 and 2,946, respectively. As of the closing of the Company’s IPO, there were no further grants made under the Amended Plan.
2014 Omnibus Incentive Plan
In April 2014, the Company’s board of directors adopted the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s shareholders on July 3, 2014. The 2014 Plan allows for the granting of incentive and non-qualified
stock options, restricted stock and stock unit awards, stock appreciation rights and other performance-based awards to the Company’s employees, members of the board of directors and consultants of the Company. On July 28, 2014, the effective date of the 2014 Plan, the number of shares of common stock reserved pursuant to the 2014 Plan was 715. The 2014 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2015 and ending on January 1, 2024, equal to the lesser of (i) 4% of the outstanding shares of common stock on December 31 immediately preceding such date or (ii) a lesser amount determined by the Company’s board of directors. Consistent with the provision for an annual increase, an additional 53,358 shares of common stock have been reserved under the 2014 Plan as of December 31, 2022.
2021 Employment Inducement Omnibus Incentive Plan
In September 2021, the Company’s board of directors adopted the 2021 Employment Inducement Omnibus Incentive Plan (the “2021 Plan”), under which the number of shares of common stock reserved for issuance was 12,500.
The 2021 Plan allows for the granting of
non-qualified
stock options, restricted stock and stock unit awards, stock appreciation rights and other performance-based awards only to newly hired employees of the Company who have not previously been an employee or member of the board, or an employee who is being rehired following a bona fide period of non-employment by the Company.

2022 Employee Stock Purchase Plan
In March 2022, the Company’s board of directors adopted the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP was approved by the Company’s shareholders on May 17, 2022. The 2022 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. One component of the 2022 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, whereas the other component authorizes the grant of rights which need not qualify as rights granted pursuant to an “employee stock purchase plan” under Section 423. The number of shares of common stock initially available for issuance under the 2022 ESPP was

10,000
shares of common stock. As of December 31, 2022,
no
purchase rights were outstanding under the 2022 ESPP.
Under the 2022 ESPP, employees may purchase common stock through after-tax payroll deductions. In the absence of a contrary designation, the purchase price will be 85% of the lower of the fair market value of our common stock on the first trading day of an offering period or the last trading day of an offering period.

The Company recognizes compensation expense for stock-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Stock option activity for the year ended December 31, 2022, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	36,246	$729.60
Granted	22,925	$245.14
Exercised	—	—
Expired	(848)	$783.53
Forfeited	(2,758)	$328.84

Options outstanding at December 31, 2022	55,565	$548.79	7.97	$—

Vested and exercisable at December 31, 2022	31,757	$729.10	6.87	$—

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the years ended December 31, 2022, 2021 and 2020 was $245.14, $344.80 and $773.60, respectively. Total compensation expense recognized amounted to $3.9 million, $3.2 million and $2.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the total remaining unrecognized compensation cost related to unvested stock options was $4.6 million which will be recognized over a weighted average period of approximately 2.00 years.
The following weighted average assumptions were used to compute the fair value of stock option grants:

	Year Ended December 31,
	2022	2021	2020
Risk free interest rate	2.23%	0.83%	1.14%
Expected dividend yield	—	—	—
Expected term (in years)	5.91	5.99	6.03
Expected volatility	91.9%	94.5%	94.6%
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

13. 401k Savings Plan
In 2010, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax
basis. During 2015, the Company established an employer matching program for participants in the 401(k) Plan. The Company incurred $0.2 million, $0.2 million and $0.1 million of expense for matching contributions to the 401(k) Plan during the years ended December 31, 2022, 2021 and 2020, respectively.
14. Income Taxes
The Company has available

$
283.7

million and $302.0 million of unused operating loss carryforwards for federal and state tax purposes, respectively, that may be applied against future taxable income. The NOL carryforwards will begin to expire in the year 2028 and research and development (R&D) credits will begin to expire in

2031 if not utilized prior to that date. The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets. Based on the Company’s history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, no provision for a deferred tax asset has been made for the tax benefits of the net operating loss carryforwards as the entire amount is offset by a valuation allowance. The valuation allowance increased by $20.8 million and $12.8 million during the years 2022 and 2021, respectively, and was
$
106.4 million and $85.6 million at December 31, 2022 and 2021, respectively.

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
The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. For the three years ended December 31, 2022, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not, as yet, conducted a study of R&D credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

The principal components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryovers	$79,694	$77,431
Stock-based compensation	3,295	2,457
R&D capitalization	14,610	—
R&D tax credits	8,196	5,031
Accrued compensation and severance	451	563
Lease liability	801	911
Intangible assets	77	88

Total deferred tax assets	$107,124	$86,481
Valuation allowance	(106,366)	(85,613)

Total deferred tax assets net of valuation allowance	$758	$868
Deferred tax liabilities:
Right-of-use asset	(654)	(746)
Depreciation	(104)	(122)

Total deferred tax liabilities	$(758)	$(868)

Net deferred tax asset (liability)	$—	$—

A reconciliation of the statutory U.S. Federal rate to the company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal income tax benefit at statutory rate	(21.00)%	(21.00)%	(21.00)%
State income tax, net of federal benefit	(6.57)	(14.41)	(9.09)
Permanent items including change in fair value of warrants	0.55	(26.27)	(5.35)
Change in valuation allowance	31.83	63.08	37.88
R&D tax credits	(4.86)	(5.89)	(2.43)
Other	(0.05)	4.49	(0.01)

Effective income tax (benefit) expense rate	0%	0%	0%

15. Subsequent Events
On February 10, 2023, the stockholders of the Company approved a reverse stock-split of the Company’s outstanding shares of common stock at a ratio ranging from any whole number between 1-for-10 and
1-for-80
,
as determined by the Board of Directors in its discretion. The Board subsequently determined to implement a reverse stock split at a ratio of 1-for-80. The stock split became effective on February 14, 2023. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect this reverse stock split. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately decreased and the respective per share value and exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. In addition, the stockholders of the Company approved the issuance of all shares of common stock issued in, or issuable pursuant to the exercise of the Pre-Funded Warrant or 2022 Warrants issued in, the 2022 Offering as may be required by the applicable rules and regulations of the Nasdaq Stock Market, the approval of which, together with the approval and effectiveness of the

1-for-80
reverse stock-split effected on February 14, 2023, commenced the exercisability of the 2022 Warrants as of February 14, 2023. The resulting expiration dates of the 2022 Warrants have been reflected, where applicable, in the accompanying financial statements and notes thereto.

On March 2, 2023, the Company completed 2023 Offering. All securities in the 2023 Offering were issued the same single accredited investor purchaser as in the 2022 Offering for consideration equating to $4.00 per share of common stock (or pre-funded
warrant to purchase one share of common stock, less a nominal exercise price), together with a warrant to purchase two shares of common stock for no additional consideration but with an exercise price per share of $4.00, for aggregate estimated net proceeds to the Company of $9.2 million after placement agent fees and offering expenses payable by the Company.

F-2
9

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTRAFECT CORPORATION

Date: March 31, 2023	By:	/s/ Roger J. Pomerantz, M.D., F.A.C.P.
Roger J. Pomerantz, M.D., F.A.C.P.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger J. Pomerantz, M.D., F.A.C.P. Roger J. Pomerantz, M.D., F.A.C.P.	President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	March 31, 2023

/s/ Michael Messinger Michael Messinger	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2023

/s/ Sol J. Barer, Ph.D. Sol J. Barer, Ph.D.	Lead Independent Director	March 31, 2023

/s/ Steven C. Gilman, Ph.D. Steven C. Gilman, Ph.D.	Vice Chairman of the Board	March 31, 2023

/s/ Lishan Aklog, M.D. Lishan Aklog, M.D.	Director	March 31, 2023

/s/ Jane F. Barlow, M.D., M.P.H., M.B.A. Jane F. Barlow, M.D., M.P.H., M.B.A.	Director	March 31, 2023

/s/ David N. Low, Jr. David N. Low, Jr.	Director	March 31, 2023

/s/ Michael J. Otto, Ph.D. Michael J. Otto, Ph.D.	Director	March 31, 2023

/s/ Cary W. Sucoff Cary W. Sucoff	Director	March 31, 2023