Form 10-Q
period 2023-03-31
CONTRAFECT Corp
filed 2023-05-15
CIK 1478069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock outstanding as of May 10, 2023 was 3,669,920.

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

As more fully described under the heading “Risk Factors” contained elsewhere in this Quarterly Report on Form 10-Q, many important factors affect our ability to achieve our stated objectives and to develop and commercialize any product candidates. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks and uncertainties set forth in our filings with the SEC. You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

•

We currently do not meet certain of Nasdaq Capital Market’s continued listing requirements and other Nasdaq rules. If we are unable to regain compliance by June 30, 2023, we will be delisted. Delisting could negatively affect the price of our common stock and could make it more difficult for us to sell securities in a future financing or for you to sell our common stock.

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

ii

CONTRAFECT CORPORATION
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONTRAFECT CORPORATION
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$11,866	$8,907
Marketable securities	2,025	4,775
Prepaid expenses	2,060	1,382
Other current assets	1,747	2,642

Total current assets	17,698	17,706
Property and equipment, net	587	627
Operating lease right-of-use assets	2,162	2,241
Other assets	105	105

Total assets	$20,552	$20,679

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$10,828	$13,671
Accrued and other current liabilities	8,150	6,498
Current portion of lease liabilities	674	671

Total current liabilities	19,652	20,840
Warrant liabilities	1,899	9,299
Long-term portion of lease liabilities	2,100	2,210
Other liabilities	38	182

Total liabilities	23,689	32,531
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 125,000,000 shares authorized, 1,565,920 and 594,983 shares issued and outstanding at March 31, 2023 and December 31, 2022	1	1
Additional paid-in capital	323,938	313,884
Accumulated other comprehensive loss	—	(32)
Accumulated deficit	(327,076)	(325,705)

Total stockholders’ deficit	(3,137)	(11,852)

Total liabilities and stockholders’ deficit	$20,552	$20,679

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$5,295	$12,725
General and administrative	3,563	3,254

Total operating expenses	8,858	15,979

Loss from operations	(8,858)	(15,979)
Other income (expense):
Interest income, net	87	34
Change in fair value of warrant liabilities	7,400	(4,212)

Total other income (expense)	7,487	(4,178)

Net loss	$(1,371)	$(20,157)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.69)	$(41.00)

Basic and diluted weighted average shares outstanding	1,975,476	491,626

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(1,371)	$(20,157)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	32	(140)

Comprehensive loss	$(1,339)	$(20,297)

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Stockholders’ (Deficit) Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount
Balance, December 31, 2022	594,983	$1	$313,884	$(32)	$(325,705)	$(11,852)
Issuance of securities in registered offering	128,000	—	10,000	—	—	10,000
Financing cost of sale of securities	—	—	(883)	—	—	(883)
Issuance of common stock for exercise of pre-funded warrants	842,937	—	5	—	—	5
Stock-based compensation	—	—	932	—	—	932
Unrealized gain on marketable securities	—	—	—	32	—	32
Net loss	—	—	—	—	(1,371)	(1,371)

Balance, March 31, 2023	1,565,920	$1	$323,938	$—	$(327,076)	$(3,137)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	491,626	$1	$310,011	$(84)	$(260,552)	$49,376
Stock-based compensation	—	—	919	—	—	919
Unrealized loss on marketable securities	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	(20,157)	(20,157)

Balance, March 31, 2022	491,626	$1	$310,930	$(224)	$(280,709)	$29,998

See accompanying notes.

CONTRAFECT CORPORATION
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(1,371)	$(20,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40	38
Stock-based compensation expense	932	919
Change in fair value of warrant liabilities	(7,400)	4,212
Net amortization of premium on marketable securities	32	97
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current and non-current assets	1,094	(1,412)
(Decrease) increase in accounts payable, accrued and other current liabilities	(2,125)	4,536

Net cash used in operating activities	(8,798)	(11,767)
Cash flows from investing activities
Proceeds from maturities of marketable securities	2,750	4,750
Purchases of property and equipment	(5)	—

Net cash provided by investing activities	2,745	4,750
Cash flows from financing activities
Proceeds from issuance of securities	10,000	—
Payment of financing costs of securities sold	(883)	—
Repayments of insurance premium financing	(110)	—
Proceeds from the exercise of pre-funded warrants	5	—

Net cash provided by financing activities	9,012	—

Net increase (decrease) in cash and cash equivalents	2,959	(7,017)
Cash and cash equivalents at beginning of period	8,907	16,654

Cash and cash equivalents at end of period	$11,866	$9,637

Supplemental schedule of cash flow information
Cash paid for interest	$5	$—

Supplemental schedule of non-cash financing activities
Insurance premium financing	$900	$—

See accompanying notes.

CONTRAFECT CORPORATION
Notes to Unaudited Consolidated Financial Statements
March 31, 2023
1. Organization and Description of Business
Organization and Bu
si
ness
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
Exebacase was being studied in a pivotal Phase 3 superiority study (the “DISRUPT study”) to evaluate the safety, tolerability, efficacy and pharmacokinetics of intravenous (“IV”) exebacase when used in addition to background standard of care antibiotic therapy for the treatment of
S. aureus
bacteremia, including right-sided endocarditis in adolescent and adult patients. On July 7, 2022, the Data Safety Monitoring Board (“DSMB”) conducted an interim futility analysis and recommended that the DISRUPT study be stopped because the conditional power of the study was below the pre-specified
threshold for futility. Based on the DSMB’s recommendation, patient enrollment in the Phase 3 trial was stopped (“Trial Closure”). The Company continued to monitor all already enrolled patients and all patients completed their follow-up
visits. The Company expects to complete all clinical study reports as required by the U.S. Food and Drug Administration (“FDA”).
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
The Company has incurred recurring losses since inception as a research and development organization and has an accumulated deficit of $327.1 million as of March 31, 2023. For the quarter ended March 31, 2023, the Company used $8.8 million of cash in operations. The Company has relied on its ability to fund its operations through public and private debt and equity financings, and, to a lesser extent, grant funding and government contracts. The Company expects operating losses and negative cash flows to continue at significant levels in the future as it continues to advance its programs. As of March 31, 2023, the Company had $13.9 million in cash, cash equivalents and marketable securities, which, without additional funding, the Company believes will not be sufficient to meet its obligations within the next twelve months from the date of issuance of these consolidated financial statements. The Company plans to continue to fund its operations through public or private debt and equity financings, but there can be no assurances that such financing will continue to be available to the Company on satisfactory terms, or at all, particularly in light of the Trial Closure. As such, management has not considered the potential for future capital raises in its assessment of the Company’s ability to meet its obligations for the next twelve months, and substantial doubt exists about the Company’s ability to continue as a going concern for twelve months from the date the financial statements were issued. If the Company is unable to obtain funding, the Company would be forced to delay, further reduce its workforce or reduce or eliminate its research and development programs, which could adversely affect its business prospects, or the Company may be unable to continue operations or continue as a going concern and may be forced to sell or liquidate the business.
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

On December 15, 2022, the Company completed (i) a registered direct offering under the Form
S-3
of 54,375 shares of its common stock and a
pre-funded
warrant to purchase 623,919 shares of common stock
(the “2022 pre-funded warrant”)
and (ii) a concurrent private placement in which the Company issued a Class A warrant to purchase up to an aggregate of 1,356,589 shares of common stock (the “Class A Warrant”) and a Class B warrant to purchase up to an aggregate of 678,294 shares of common stock (the “Class B Warrant”) (collectively, the “2022 Offering”). All shares of common stock, the
2022
pre-funded
warrant, the Class A Warrant and the Class B Warrant were issued together to a single accredited investor purchaser for consideration equating to $10.32 per
share of common stock (or
2022
pre-funded
warrant to purchase one share of common stock, less a nominal exercise price), together with a Class A Warrant to purchase two shares of common stock and a Class B warrant to purchase one share of common stock, in the case of each of the Class A Warrant and Class B Warrant, for no additional consideration but each with an exercise price per share of $10.32, for aggregate net proceeds to the Company of $6.1 million after placement agent fees and offering expenses payable by the Company.
On March 2, 2023, the Company completed (i) a registered direct offering under the Form
S-3
of 128,000 shares of its common stock and a
pre-funded
warrant to purchase 2,372,000 shares of common stock
(the “2023 pre-funded warrant”)
and (ii) a concurrent private placement in which the Company issued a warrant to purchase up to an aggregate of 5,000,000 shares of common stock (the “2023 Warrant”) (collectively, the “2023 Offering”). All securities in the 2023 Offering were issued to the same single accredited investor purchaser as in the 2022 Offering for consideration equating to $4.00 per share of common stock (or
2023
pre-funded
warrant to purchase one share of common stock, less a nominal exercise price), together with a 2023 Warrant to purchase two shares of common stock for no additional consideration but with an exercise price per share of $4.00, for aggregate net proceeds to the Company of $9.1 million after placement agent fees and offering expenses payable by the Company.
The significant changes in common stock outstanding have impacted and are expected to continue to impact the year-over-year comparability of the Company’s net loss per share calculations. All share and per share amounts have been adjusted for all periods presented to reflect a one-for-eighty
reverse stock split effected on February 14, 2023.
2. Summary of Significant Accounting Policies
Basis of Pre
se
ntation
The accompanying financial information as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited consolidated financial statements, including all related disclosures, included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 31, 2023. There have been no material changes to the complete listing of significant accounting policies as described in Note 2 thereof.
In the opinion of management, the unaudited financial information as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Prin
cip
les of Consolidation
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

The Company currently relies on a single manufacturer of drug substance for each of its product candidates and two manufacturers of drug product, one located in the United States and one in Western Europe, and there are no long-term supply agreements in place. A sustained disruption in the operations of any of these manufacturers, or in the even
t the
Company would need to change to a new supplier, could result in a significant delay in the ability of the Company to complete any associated activities.
Use of Est
imat
es
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
Concentrations of Credi
t R
isk
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
Cash and Cash Equ
ivalen
ts
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
Investments – Debt and Equity Securities
. The Company classifies marketable securities available to fund current operations as current assets on its consolidated balance sheets. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. Marketable securities, together with accrued interest receivable, net of any allowance for credit losses, are recorded at fair value on the consolidated balance sheet, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ (deficit) equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in interest income in the consolidated statement of operations on a specific-identification basis.
There were no realized gains or losses on sales of marketable securities for the three months ended March 31, 2023 or 2022. There were no marketable securities that had been in an unrealized loss position for more than 12 months as of March 31, 2023 or December 31, 2022.
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

Fair Va
lue
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
Stock-based Co
m
pensation
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
The Company recognizes a receivable in other current assets with a related reduction in its research and development expenses when the actual reimbursable costs have been incurred and the Company has complied with the conditions of the applicable government contract or grant agreement and the amounts will be received. The Company recognized a reduction to its research and development expense in the amount of $2.7 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively. The receivable for government contracts and grant agreements as of March 31, 2023 and December 31, 2022 was $1.7 million and $2.6 million, respectively. The Company has $2.6 million of committed government contract and grant agreement funding remaining as of March 31, 2023.

R
estr
u
cturing
The Company has made estimates and judgments regarding the amount and timing of its restructuring expense and liability, including current and future period termination benefits and other costs to be incurred when related actions take place. Actual results may differ from these estimates. Restructuring charges are reflected in the Company’s consolidated statements of operations.
Net Loss
Per S
hare
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
Recently A
dopt
ed Accounting Pro
noun
cements
Credit Losses
On January 1, 2023, the Company adopted Accounting Standards Update
No. 2016-13,
Financial Instruments-Credit Losses (ASU
2016-13).
ASU
2016-13
amended the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale
debt securities be recorded through an allowance for such losses rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The adoption of the new guidance did not affect the Company’s consolidated financial statements.
3. Marketable Securities
Marketable securities at March 31, 2023 consisted of the following (in thousands):

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$2,025	$—	$—	$2,025
Marketable securities at December 31, 2022 consisted of the following (in thousands):

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$4,807	$—	$(32)	$4,775
Corporate debt includes obligations issued by investment-grade corporations. At March 31, 2023 and December 31, 2022, the Company held only investments that have maturities of less than one year.
At March 31, 2023, the Company held one debt security
that
was in an immaterial unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss posi tion at M
arch 31, 2023 was $2.0 million.
Based on the Company’s evaluation, a credit loss allowance is not required, and the Company also evaluated its security for other-than-temporary impairment and considered the decline in market value for the security to be primarily attributable to current economic and market conditions. It was not more likely than not that the Company would have been required to sell the security prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not
considered to be other-than-temporarily impaired as of March 31, 2023, and the decline in fair value below the amortized cost basis was recorded as an unrealized loss, net of tax, in other comprehensive loss in the consolidated statements of comprehensive loss.

4. Fair Value Measurements
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurement as of March 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$10,186	$—	$—
Marketable securities	2,025	—	—
Warrant liabilities	—	—	1,899

Total	$12,211	$—	$1,899

	Fair Value Measurement as of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$7,596	$—	$—
Marketable securities	4,775	—	—
Warrant liabilities	—	—	9,299

Total	$12,371	$—	$9,299

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
used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	As of March 31, 2023	As of December 31, 2022
Expected volatility	183.8%	80.2%
Remaining contractual term (in years)	0.17	0.42
Risk-free interest rate	4.79%	4.76%
Expected dividend yield	—%	—%
The Company issued
the
Class A

Warrant
and Class B
W
arrant to the purchaser of its 2022 Offering (together, the “2022 Warrants”). The Company determined that these warrants should be classified as a liability and considered as a Level 3 financial instrument (see also Note 9, “Capital Structure”). The 2022 Warrants are re-measured
at each subsequent reporting period and changes in fair value are recognized in the consolidated statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	Class A Warrants		Class B Warrants
	As of March 31, 2023	As of December 31, 2022	As of March 31, 2023	As of December 31, 2022
Expected volatility	108.0%	99.8%	164.7%	140.3%
Remaining contractual term (in years)	4.83	5.08	0.33	0.58
Risk-free interest rate	3.60%	3.99%	4.97%	4.76%
Expected dividend yield	—%	—%	—%	—%

Warrant liabilities
The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$9,299	$2,530
(Decrease) increase in fair value (1)	(7,400)	4,212

Balance at end of period	$1,899	$6,742

(1)	The change in fair values of the warrant liabilities is recorded in other income in the consolidated statement of operations.
The key inputs
in
to the Black-Scholes option pricing model are the per share value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liability.
5. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Accrued research and development service fees	$4,019	$3,443
Accrued compensation costs	1,653	1,676
Accrued professional fees	1,382	970
Accrued insurance and facilities operation expenses	1,066	252
Other accrued expenses	30	157

Total accrued and other current liabilities	$8,150	$6,498

In February 2023, the Company entered into a financing agreement for $0.9 million for a portion of the Company’s annual directors and officers insurance premiums. The balance is due in monthly installments over eight months with an annual interest rate of 6.25%. The remaining balance was $0.8 million as of March 31, 2023 and was included in accrued and other current liabilities on the consolidated balance sheet.
6. Net Loss Per Share of Common Stock
Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding, including the weighted average effect of the pre-funded
warrants the Company issued in connection with the 2022 and 2023 Offerings, the exercise of which requires nominal consideration for the delivery of shares of common stock. As such, the Company has considered the 574,937 and 2,104,000 common shares underlying the pre-funded
warrants that were unexercised as of December 31, 2022 and March 31, 2023, respectively, to be outstanding beginning on January 1, 2023 and March 2, 2023, respectively, for the purposes of calculating basic EPS.
The following table sets forth the computation of basic and diluted net loss per share for common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Net loss	$(1,371)	$(20,157)
Weighted average shares of common stock outstanding	1,975,476	491,626

Net loss per share of common stock—basic and diluted	$(0.69)	$(41.00)

The following potentially dilutive securities outstanding at March 31, 2023 and 2022 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	March 31,
	2023	2022
Options to purchase common stock	79,661	52,148
Warrants to purchase common stock	7,151,451	136,563

Total	7,231,112	188,711

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
The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

Description	March 31, 2023	December 31, 2022
Operating lease liabilities:
Current portion of lease liabilities	$674	$671
Long-term portion of lease liabilities	$2,100	$2,210
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
As of March 31, 2023, the maturities of our operating lease liabilities were as follows (in thousands):

Amount
April 1, 2023—December 31, 2023	$531
Year ending December 31:
2024	721
2025	736
2026	750
2027	702

Total lease payments	3,440
Less: Present value adjustment	(666)

Operating lease liabilities	2,774

Lease costs under the terms of the Company’s leases for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	March 31,
	2023	2022
Operating lease cost (1)	$151	$153
Variable lease costs (2)	30	40

Total lease cost	$181	$193

(1)	Operating lease payments included in the measurement of the Company’s lease liabilities are comprised of fixed payments according to the terms of the Company’s leases.
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

In consideration for the licenses, the Company paid Rockefeller license initiation fees in cash and stock. The Company is currently required to pay $0.2 million each year until the licenses terminate. Depending on the success of its programs, the Company may also incur regulatory milestone payments up to a total of $5.0 million and royalties of up to 5% on net sales from products to Rockefeller. The Company is allowed to grant sublicenses to third parties without prior approval, subject to certain conditions and the payment of a certain percentage of all payments we receive from sublicensees. There were no milestone, royalty or sublicense payments made during the three months ended March 31, 2023 or 2022. The Company has made total milestone payments under the
CF-301
License of $0.8 million as of March 31, 2023.
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

8. Restruc
t
uring
On July 29, 2022, the Company initiated a restructuring plan resulting in a reduction in workforce. The restructuring plan was designed to reduce costs and align resources with the Company’s anticipated product development milestones for exebacase and
CF-370
and to help preserve the value of the Company’s drug discovery operations. The restructuring reduced the Company’s workforce from 43 full-time employees as of June 30, 2022 to 27 full-time employees as of August 15, 2022, when the reduction was completed. The Company recognized a restructuring charge of $7.7 million, including $1.6 million related to employee termination costs, including severance, health benefits and other related expenses from the workforce reduction, and $6.1 million from the write-off
of prepaid manufacturing costs following the suspension of IV exebacase manufacturing activities.
The restructuring costs were included in accounts payable and accrued and other current liabilities. Activity for the three months ended March 31, 2023 is summarized as follows (in thousands):

Three Months Ended March 31, 2023
Balance at beginning of period	$7,143
Payments made	(216)

Balance at end of period	$6,927

As of March 31, 2023, the Company had $6.9
million remaining in accounts payable and accrued and other current liabilities, which the Company expects to be paid by the end of the first quarter of 2024.
9. Capital Structure
On February 10, 2023, the stockholders of the Company approved a reverse stock-split of the Company’s outstanding shares of common stock at a ratio ranging from any whole number between
1-for-10
and
1-for-80,
as determined by the Board of Directors in its discretion. The Board subsequently determined to implement a reverse stock split at a ratio of
1-for-80.
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
Common Stock
As of March 31, 2023, the Company was authorized to issue 125,000,000 shares of common stock.
Follow-on
Offerings
On May 27, 2020, the Company completed an underwritten public offering of
147,471
shares of its common stock and warrants to purchase an additional
110,603
shares of its common stock at an exercise price of $
392.00
per share. The public offering price was $
356.00
for one share of common stock and an accompanying warrant to purchase
0.75 shares of common stock, resulting in net proceeds to the Company of $48.9 million after underwriting discounts and commissions and offering expenses payable by the Company. The Company completed a concurrent private placement to Pfizer of 8,427 shares of common stock and an accompanying warrant to purchase an additional 6,320 shares of its common stock at an exercise price of
$392.00 per share of common stock (the “Pfizer Warrant”), resulting in net proceeds to the Company of $3.0 million.
On March 22, 2021, the Company completed an underwritten public offering of 143,750 shares of its common stock, including shares sold pursuant to the fully exercised overallotment option granted to the underwriters in connection with the offering, at a public offering price of $400.00 per share, resulting in net proceeds to the Company of $53.8 million after underwriting discounts and commissions and offering expenses payable by the Company.

On December 15, 2022, the Company completed the 2022 Offering. All shares of common stock, the
2022
pre-funded
warrant, the Class A Warrant and the Class B Warrant were issued together to a single accredited investor purchaser for consideration equating to $10.32 share of common stock (or
2022
pre-funded
warrant to purchase one share of common stock, less a nominal exercise price), together with a Class A Warrant to purchase two shares of common stock and a Class B warrant to purchase one share of common stock, in the case of each of the Class A Warrant and Class B Warrant, for no additional consideration but each with an exercise price per share of $10.32, for aggregate net proceeds to the Company of $6.1 million after placement agent fees and offering expenses payable by the Company. As of March 31, 2023, 623,919 shares of common stock had been purchased through the full exercise of the
2022
pre-funded
warrant.
At issuance, the 2022 Warrants were not exercisable and only became exercisable following (i) stockholder approval of (and the effectiveness of) an amendment to the Company’s certificate of incorporation that either combines outstanding shares of common stock with such combination ratio as determined by the Company’s board of directors and/or authorizes additional shares of common stock to such number as determined by the Company’s board of directors, in each case, so as to enable the issuance of the number of shares of common stock underlying the 2022 Warrants (disregarding any limitations on the exercise thereof), and (ii) the issuance of all shares of common stock issued in, or issuable pursuant to the exercise of the 2022 pre-funded
warrant or 2022 Warrants issued in, the 2022 Offering as may have been required by the applicable rules and regulations of the Nasdaq Stock Market.
On February 10, 2023, the stockholders of the Company approved the issuance of all shares of common stock issued in, or issuable pursuant to the exercise of the
2022
pre-funded
warrant or 2022 Warrants issued in the 2022 Offering as may have been required by the applicable rules and regulations of the Nasdaq Stock Market, the approval of which, together with the approval and effectiveness of the
1-for-80
reverse stock-split effected on February 14, 2023, commenced the exercisability of the 2022 Warrants as of February 14, 2023. The resulting expiration dates of the 2022 Warrants have been reflected, where applicable, in the accompanying financial statements and notes thereto. On March 2, 2023, the exercise price of the 2022 Warrants
,
 which are subject to an anti-dilution adjustment, were adjusted to $4.00 per share as a result of the 2023 Offering.
On March 2, 2023, the Company completed the 2023 Offering. All securities in the 2023 Offering were issued to the same single accredited investor purchaser from the 2022 Offering for consideration equating to $4.00 per share of common stock (or
2023
pre-funded
warrant to purchase one share of common stock, less a nominal exercise price), together with a warrant to purchase two shares of common stock for no additional consideration but with an exercise price per share of $4.00, for aggregate net proceeds to the Company of $9.1 million after placement agent fees and offering expenses payable by the Company. As of March 31, 2023, 268,000 shares of common stock had been purchased through the partial exercise of the

2023
pre-funded
warrant.
The warrants issued by the Company in its 2022 and 2020 offerings of securities contain certain terms within the fundamental transaction provision that the Company determined requires classification as liabilities in accordance with ASC 815. At issuance, the Company determined the fair value of the 2022 Warrants and the 2020 Warrants to be $11.0 million and $31.4 million, respectively, and recorded these balances as warrant liabilities, and reducing the amount of net proceeds recorded as additional paid-in-capital.
The fair value of the 2022 Warrants exceeded the proceeds received in the 2022 Offering and the excess of $4.0 million was expensed as other expense. The Company consummated the 2022 Offering on market terms available at the time of the transaction to provide additional funding to advance its product candidates. The fair value of these warrants is re-measured
at each reporting period and changes in fair value are recognized in the consolidated statement of operations (see Note 4, “Fair Value Measurements”). Additionally, the Company allocated $0.9 million and $2.2 million of issuance costs to the 2022 Warrants and the 2020 Warrants, respectively, based on the proportion of the proceeds allocated to the fair value of the warrants.
The allocated issuance costs were expensed as other expense. The 2023 Warrant and the Pfizer Warrant do not contain the same fundamental transaction provisions and therefore the Company determined that the 2023 Warrant and the Pfizer Warrant should be classified as equity in the Company’s consolidated balance sheet.
Voting
The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings.
Dividends
The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of March 31, 2023, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance
The Company has reserved for future issuance the following number of shares of common stock as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Outstanding pre-funded warrants to purchase common stock	2,104,000	574,937
Outstanding options to purchase common stock	79,661	55,565
Outstanding warrants to purchase common stock	7,151,451	2,151,451
For future issuance under the 2014 Omnibus Incentive Plan	1,020	1,317
For future issuance under the 2021 Employment Inducement Plan	12,375	12,375

	9,348,507	2,795,645

10. Stock Warrants
As of March 31, 2023 and December 31, 2022, the Company had warrants to purchase the underlying common stock outstanding as shown in the table below.

	March 31, 2023	December 31, 2022
2023 Warrants	5,000,000	—
2022 Warrants	2,034,883	2,034,883
2020 Warrant	110,248	110,248
Pfizer Warrant	6,320	6,320

Warrants to purchase common stock	7,151,451	2,151,451

Weighted-average exercise price per share	$10.32	$31.00

The following table summarizes information regarding the Company’s warrants outstanding at March 31, 2023:

Exercise Prices	Shares Underlying Outstanding Warrants	Expiration Date
$ 4.00	678,294	August 14, 2023
$ 4.00	1,356,589	February 14, 2028
$ 4.00	5,000,000	March 2, 2028
$392.00	116,568	May 27, 2023

	7,151,451

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
December 31, 2015 and ending on January 1, 2024,

equal to the lesser of (i) 4% of the outstanding shares of common stock on December 31 immediately preceding such date or (ii) a lesser amount determined by the Company’s board of directors. Consistent with the provision for an annual increase, an additional 77,157 shares of common stock have been reserved under the 2014 Plan as of

January 1
, 2023.
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
by the Company.
2022 Employee Stock Purchase Plan
In March 2022, the Company’s board of directors adopted the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP was approved by the Company’s shareholders on May 17, 2022. The 2022 ESPP allows employees to buy Company stock through after-tax
payroll deductions at a discount from market value. One component of the 2022 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, whereas the other component authorizes the grant of rights which need not qualify as rights granted pursuant to an “employee stock purchase plan” under Section 423. The number of shares of common stock initially available for issuance under the 2022 ESPP was 10,000 shares of common stock. As of March 31, 2023, no purchase rights were outstanding under the
2022
ESPP.
Under the 2022 ESPP, employees may purchase common stock through after-tax
payroll deductions. In the absence of a contrary designation, the purchase price will be 85% of the lower of the fair market value of our common stock on the first trading day of an offering period or the last trading day of an offering period.
The Company recognized compensation expense for stock-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the three months ended March 31, 2023, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2022	55,565	$548.79
Granted	25,125	5.03
Exercised	—	—
Expired	(1,029)	1,745.88
Forfeited	—	—

Options outstanding at March 31, 2023	79,661	359.95	8.32	$—

Vested and exercisable at March 31, 2023	36,096	616.60	7.17	$—

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the three months ended March 31,
2023 and
2022 was $5.03 and $266.40, respectively. Total compensation expense recognized amounted to $0.9 million for the three months ended March 31, 2023 and 2022. As of March 31, 2023, the total remaining unrecognized compensation cost related to unvested stock options was approximately $3.7 million which will be recognized over a weighted average period of approximately 1.9 years.

The following assumptions were used to compute the fair value of stock options granted during the period:

	Three Months Ended March 31,
	2023	2022
Risk free interest rate	4.00%	1.94%
Expected dividend yield	—	—
Expected term (in years)	6.06	6.06
Expected volatility	102.1%	91.2%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition in conjunction with the information set forth in our financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

All share and per share amounts have been adjusted to reflect a one-for-eighty reverse stock split effected on February 14, 2023.

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

We have not generated any revenues and, to date, have funded our operations primarily through our initial public offering (“IPO”), our follow-on public offerings, private placements of securities, and funding received from government contracts and various grants.

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

On December 15, 2022, the Company completed (i) a registered direct offering under the Form S-3 of 54,375 shares of its common stock and a pre-funded warrant to purchase 623,919 shares of common stock (the “2022 pre-funded warrant”) and (ii) a concurrent private placement in which the Company issued a Class A warrant to purchase up to an aggregate of 1,356,589 shares of common stock (the “Class A Warrant”) and a Class B warrant to purchase up to an aggregate of 678,294 shares of common stock (the “Class B Warrant” and together with the Class A Warrant, the “2022 Warrants”) (collectively, the “2022 Offering”). All shares of common stock, the 2022 pre-funded warrant, the Class A Warrant and the Class B Warrant were issued together to a single accredited investor purchaser for consideration equating to $10.32 share of common stock (or 2022 pre-funded warrant to purchase one share of common stock, less a nominal exercise price), together with a Class A Warrant to purchase two shares of common stock and a Class B warrant to purchase one share of common stock, in the case of each of the Class A Warrant and Class B Warrant, for no additional consideration but each with an exercise price per share of $10.32, for aggregate net proceeds to the Company of $6.1 million after placement agent fees and offering expenses payable by the Company.

On January 31, 2023, the stockholders of the Company approved the issuance of all shares of common stock issued in, or issuable pursuant to the exercise of the 2022 pre-funded warrant or 2022 Warrants issued in, the 2022 Offering as was required by the applicable rules and regulations of the Nasdaq Stock Market, the approval of which, together with the approval and effectiveness of the 1-for-80 reverse stock-split effected on February 14, 2023, commenced the exercisability of the 2022 Warrants as of February 14, 2023.

On March 2, 2023, the Company completed (i) a registered direct offering under the Form S-3 of 128,000 shares of its common stock and a pre-funded warrant to purchase 2,372,000 shares of common stock (the “2023 pre-funded warrant”) and (ii) a concurrent private placement in which the Company issued a warrant to purchase up to an aggregate of 5,000,000 shares of common stock (collectively, the “2023 Offering). All securities in the 2023 Offering were issued to the same single accredited investor purchaser as in the 2022 Offering for consideration equating to $4.00 per share of common stock (or 2023 pre-funded warrant to purchase one share of common stock, less a nominal exercise price), together with a warrant to purchase two shares of common stock for no additional consideration but with an exercise price per share of $4.00, for aggregate net proceeds to the Company of $9.1 million after placement agent fees and offering expenses payable by the Company.

We have never been profitable and our losses from operations were $1.4 million, $64.6 million and $47.3 million for the three months ended March 31, 2023 and the years ended December 31, 2022 and 2021, respectively. As of March 31, 2023, we had an accumulated deficit of $327.1 million. For the three months ended March 31, 2023, the Company used $8.8 million of cash in operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect the expenses for each program to increase as candidates advance through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialization. Accordingly, we will need additional financing to support our continuing operations and to continue as a going concern. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances or transactions, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all, particularly in light of the Trial Closure (as defined below) and the substantial decline in the price of our common stock. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Without additional funding, the Company believes it will not have sufficient funds to meet its obligations within the next twelve months from the date of issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recent substantial decline in the price per share of our common stock will likely make it more difficult for us to obtain financing.

On April 12, 2023, we received formal notice from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Nasdaq Hearings Panel (the “Panel”) had granted the Company’s request for continued listing on The Nasdaq Capital Market, subject to the Company evidencing compliance with all applicable criteria for continued listing, including the $2.5 million minimum stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(1) (the “Rule”), by no later than June 30, 2023. If we are delisted from the Nasdaq Stock Market LLC, it may become more difficult for us to obtain equity financing. For additional information regarding risks associated with potential delisting, see Part II, Item 1A, “We are required to meet the Nasdaq Capital Market’s continued listing requirements and other Nasdaq rules, or we may risk delisting. Delisting could negatively affect the price of our common stock and could make it more difficult for us to sell securities in a future financing or for you to sell our common stock”.

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

On September 30, 2022, we submitted a Clinical Trial Authorization (“CTA”) with the French National Agency for the Safety of Medicines and Health Products (“ANSM”) for the study of intra-articular exebacase in patients with chronic prosthetic joint infections of the knee due to S. aureus or coagulase-negative Staphylococci (“CoNS”). The CTA was approved by ANSM in November 2022 and, following IRB/EC approval of the study protocol, we have recently initiated dosing of patients. We expect to report interim clinical data from the first cohort of patients in the second half of 2023.

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

We believe agents which target P. aeruginosa, K. pneumoniae, Enterobacteriaceae and E. coli will be important therapeutic options for the treatment of serious, potentially life-threatening invasive infections caused by MDR and XDR pathogens. Because of the novel mechanism by which direct lytic agents kill bacteria and the lack of observable cross resistance to conventional antibiotics, the ß-lactam enzymes that degrade many antibiotics are not expected to have any effect on the activity of our investigational agents. We believe that direct lytic agents will help to improve clinical outcomes and decrease mortality of infections caused by these pathogens.

We have studied CF-370 in multiple animal models with external organizations with both sensitive and resistant strains and using CF-370 in addition to either amikacin (“AMK”) or meropenem, demonstrating the superiority of the combination of CF-370 with SOC antibiotics. We believe the results from these studies provide in vivo proof-of-concept for CF-370 as a potential treatment for pulmonary infections caused by gram-negative pathogens and for direct lytic agents as a potential new modality to combat the threat of multidrug-resistant gram-negative pathogens. We continue to progress CF-370 through IND-enabling activities and we expect it to be our next molecule in clinical studies. We plan to submit an IND application with the FDA mid-year 2023 and, if approved, to initiate phase 1 clinical studies of CF-370 in healthy volunteers shortly thereafter.

To date, a large portion of our research and development work has related to the establishment of our platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and clinical testing of exebacase. We currently expect to focus the majority of our resources on the exebacase and CF-370 programs. As our pipeline progresses, we are able to leverage our employee and infrastructure resources across multiple development and research programs. We recorded approximately $5.3 million and $12.7 million of research and development expenses for the three months ended March 31, 2023 and 2022, respectively. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories to exebacase and CF-370 as shown below.

The following table summarizes our research and development expenses by category for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Product development	$5,697	$10,559
Personnel related	1,225	2,391
Professional fees	469	1,025
Laboratory costs	336	559
Stock-based compensation	230	263
External research and licensing costs	21	42
Expenses reimbursed by grants	(2,683)	(2,114)

Total research and development expense	$5,295	$12,725

The following table summarizes our research and development expenses by program for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Exebacase	$4,970	$10,388
CF-370	1,058	951
Other research and development	496	846
Personnel related and stock-based compensation	1,454	2,654
Expenses reimbursed by grants	(2,683)	(2,114)

Total research and development expense	$5,295	$12,725

Our research and development expenses have decreased substantially beginning in the fourth quarter of 2022, after the workforce reduction and suspension of IV exebacase manufacturing activities in the third quarter of 2022, and also after the final patients in the DISRUPT study completed their follow-up visits and all study sites were closed. Research and development expenses could increase in the future in connection with the commencement of any new clinical trials for our product candidates. However, the successful development of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

During the three-month period ended March 31, 2023, there have been no material changes to our critical accounting estimates from the information provided in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed by us with the SEC on March 31, 2023.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table summarizes key components of our results of operations for the periods indicated (in thousands).

	Three Months Ended March 31,
	2023	2022	Dollar Change
Operating expenses:
Research and development	$5,295	$12,725	$(7,430)
General and administrative	$3,563	$3,254	$309
Other income (expense), net	$7,487	$(4,178)	$11,665

Research and Development Expenses

Research and development expenses were $5.3 million for the three months ended March 31, 2023 compared with $12.7 million for the three months ended March 31, 2022, a decrease of $7.4 million. This decrease was primarily attributable to significant reductions in expenditures, including a decrease of $3.3 million on the contract research organizations (CROs) to support the continued closure of the Phase 3 DISRUPT study of exebacase, a decrease of $1.8 million on the chemistry, manufacturing and controls (CMC) activities for exebacase and a decrease of $1.2 million on headcount and related personnel costs as a result of the restructuring of the Company’s workforce in the third quarter of 2022. Additionally, the there was a $0.5 million reduction in the cost of external consultants who were no longer needed to support late-stage clinical activities. Finally, there was an $0.6 million increase in the reimbursable expenditures under our BARDA contract, adding to the overall decrease.

General and Administrative Expenses

General and administrative expenses were $3.6 million for the three months ended March 31, 2023, compared with $3.3 million for the three months ended March 31, 2022, an increase of $0.3 million. This was due primarily to an increase in costs for consulting fees and related expenses incurred to maintain the listing of our common stock on Nasdaq.

Other Income (Expense), net

Other income was $7.5 million for the three months ended March 31, 2023 compared with other expense of $4.2 million for the three months ended March 31, 2022, an increase in income of $11.7 million. The increase in other income was due primarily to the non-cash gain of $7.4 million in the current year period compared to a non-cash charge of $4.2 million in the prior year period, both resulting from the change in fair value of our warrant liabilities in each reporting period.

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

Since the date of our IPO, we have funded our operations through the sale of registered securities for gross proceeds of $274.8 million, $9.6 million from the exercise of the Class B Warrants issued in our IPO, $26.0 million from the sale of securities in private placements and the receipt of $30.3 million of funding from grant agreements and government contracts. See a summary of our recent equity offerings described above under “Overview”.

As of March 31, 2023, we had $13.9 million in cash, cash equivalents and marketable securities which we do not believe will be sufficient to meet our obligations within the next twelve months from the date of issuance of our consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Combined with our accumulated deficit and our forecasted cash expenditures, these factors raise substantial doubt about our ability to continue as a going concern.

As such, under the requirements of Accounting Standard Codification (“ASC”) 205-40, we may not consider the potential for future capital raises in our assessment of our ability to meet our obligations for the next twelve months. We plan to continue to fund our operations through public or private debt and equity financings, but there can be no assurances that such financing will continue to be available to us on acceptable terms, or at all, particularly in light of the Trial Closure and the recent substantial decline in the price of our common stock, and the terms of any public or private offerings of stock could be significantly dilutive to existing stockholders. In 2022, we implemented a restructuring plan, as described above to reduce costs and align resources with our anticipated product development milestones for exebacase and CF-370 and to help preserve the value of our drug discovery operations. If we are unable to obtain funding, we would be forced to further reduce our workforce, or delay, reduce or eliminate our research and development programs, which could adversely affect our business prospects, or we may be unable to continue operations or continue as a going concern and may be forced to sell or liquidate our business.

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

In addition, we are actively seeking a strategic partnership or collaboration with one or more parties, which may include the licensing, sale or divestiture of some of our proprietary technologies. We also actively consider other financial and strategic alternatives, which may include raising additional capital or potential fundamental transactions. Pending a decision to undertake any financial or strategic alternatives, we are continuing research and development activities in accordance with our current innovative therapeutics strategy while managing our cash position. There is no finite timetable for completion of any of these strategic alternatives and we can provide no assurance that any alternative we pursue will have a positive impact on our results of operations or financial condition.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(8,798)	$(11,767)
Investing activities	$2,745	$4,750
Financing activities	$9,012	$—

Net cash used in operating activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities for the three months ended March 31, 2023 decreased by $3.0 million compared to the same period in 2022, due primarily to decreased payments to our contract research and manufacturing organizations as we continue to minimize 2023 expenditures on late-stage activities related to the clinical study and manufacturing of exebacase.

Net cash provided by investing activities

Net cash provided by investing activities for both the three months ended March 31, 2023 and 2022 were from the proceeds received from the maturities of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2023 resulted primarily from the $9.1 million of net proceeds from our March 2, 2023 offering of securities. This was partially offset by a $0.1 million payment on the financing agreement for the Company’s annual directors and officers insurance premiums. There was no net cash provided by or used in financing activities for the three months ended March 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no such changes during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our losses from operations for the three months ended March 31, 2023 and the years ended December 31, 2022 and 2021 were $1.4 million, $64.6 million and $47.3 million, respectively. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

It is currently unclear to what extent the United Kingdom, or UK, will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the (EU) CTR or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

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

On July 29, 2022, we implemented a restructuring plan to reduce costs and align resources with the Company’s anticipated product development milestones for exebacase and CF-370 and to help preserve the value of the Company’s drug discovery operations, resulting in a reduction to our workforce of 16 employees, or 37% of our headcount prior to the reduction and the suspension of IV exebacase manufacturing activities. The reduction included the resignation of Cara Cassino, M.D. as Chief Medical Officer and Executive Vice President of Research and Development of the Company. We recognized a restructuring charge in the third quarter of 2022 of $7.7 million, including $1.6 million related to employee termination costs, including severance, health benefits and other related expenses from the workforce reduction, and $6.1 million from the write-off of prepaid manufacturing costs, which will result in future cash expenditures of up to $6.9 million as of March 31, 2023.

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

The trading price of our securities has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

On November 22, 2022, we received an expected letter from The Nasdaq Stock Market LLC (“Nasdaq”), referred to herein as the Nasdaq Staff Deficiency Letter, indicating that our stockholders’ deficit as reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2022, did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1) (the “Rule”) for the Nasdaq Capital Market, which requires that a listed company’s stockholders’ equity be at least $2.5 million. As reported on our Form 10-Q for the period ended September 30, 2022, our stockholders’ deficit as of September 30, 2022 was $3.1 million. The Nasdaq Staff Deficiency Letter has no immediate effect on the listing or trading of our common stock.

In accordance with Nasdaq Listing Rule 5810(c)(2)(C), we had 45 calendar days from the date of the Nasdaq Staff Deficiency Letter, or until January 6, 2023, to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). Subsequent to the receipt of the Nasdaq Staff Deficiency Letter, and prior to the deadline set forth in such letter, we submitted a plan to regain compliance with the Rule to Nasdaq.

On January 20, 2023, the Nasdaq staff informed us that the staff had determined to deny our request for continued listing on the Nasdaq Capital Market and that, unless we were to request an appeal of such determination, trading of our common stock would be suspended at the opening of business on January 31, 2023 and a Form 25-NSE would be filed with the Securities and Exchange Commission, which would remove our securities from listing and registration on the Nasdaq Capital Market. In reaching its decision, the Nasdaq staff indicated that its determination was based on concerns that our ability to raise additional capital through the exercise of certain recently issued warrants to purchase our common stock or other capital raising transactions, in order to cure our non-compliance with the Rule, were not within our control and such funds may be insufficient to sustain compliance over the long term. We subsequently requested a hearing before a Nasdaq Hearings Panel (the “Panel”) to appeal the Nasdaq staff’s determination. The hearing took place in March 2023.

On April 12, 2023, we received formal notice from Nasdaq indicating that the Panel had granted our request for continued listing on The Nasdaq Capital Market, subject to our evidencing compliance with all applicable criteria for continued listing, including the $2.5 million minimum stockholders’ equity requirement set forth in the Rule, by no later than June 30, 2023 (the “Compliance Period”). Our continued listing during the Compliance Period is subject to our satisfaction of certain conditions, including the requirement that we provide the Panel with an interim update on our efforts to regain compliance with the Rule. In addition, we are required to notify Nasdaq of any significant events that occur during the Compliance Period, including, but not limited to, any event that may call into question our ability to meet the terms of the exception granted. While we are seeking to timely comply with the terms of the Panel’s decision, there can be no assurance that we will be able to do so and the Panel has reserved the right to reconsider the terms of this exception under certain circumstances.

We continue to evaluate various alternative courses of action to regain compliance with the continued listing requirement under the Rule for the Nasdaq Capital Market. However, there can be no assurance that we will be able to satisfy the Nasdaq Capital Market’s continued listing requirements, regain compliance with the Rule, or maintain compliance with the other Nasdaq continued listing requirements in the future.

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

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of May 10, 2023, we have approximately 3.7 million shares of common stock outstanding, of which substantially all are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 7.2 million shares of our common stock outstanding as of May 10, 2023. Approximately 7.2 million shares of common stock underlying the warrants will be freely tradable upon exercise unless held by our affiliates.

We have registered 80,056 shares of our common stock as of May 10, 2023 that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Additionally, pursuant to the 2014 Omnibus Incentive Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity linked award to our employees, directors and consultants. The 2014 Plan provides that the number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

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

We are also subject to EU rules with respect to cross-border transfers of personal data out of the E.E.A. These rules are under scrutiny from time to time. For example, in July 2020, the Court of Justice of the European Union (the “CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the EU-U.S. Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). Following the decision of the CJEU, the EU-U.S. Privacy Shield can no longer be used as a legal basis for transferring personal data from the European Union to the United States and the CJEU made clear that reliance on standard contractual clauses (SCCs) may not necessarily be a sufficient alternative. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements were required to be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021 and laid its proposal before Parliament, with the UK SCCs expected to come into force in March 2022, with a two-year grace period. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we conduct our clinical trials and could adversely affect our business and financial results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than sales previously reported in the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2023, the Company did not sell any unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of ContraFect Corporation, dated August 1, 2014, and Certificate of Amendment, dated May 9, 2016, Certificate of Amendment dated May 2, 2017, Certificate of Amendment dated February 3, 2020, and Certificate of Amendment dated February 24, 2022 (incorporated by reference to Exhibit 3.1 of the Company’ Form 10-K (File No. 001-36577) filed with the SEC on March 18, 2020)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ContraFect Corporation, dated February 14, 2023 (incorporated by reference to Exhibit 3.1 of the Company’ Form 8-K (File No. 001-36577) filed with the SEC on February 14, 2023)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q (File No. 001-36577) filed with the SEC on November 13, 2020)

4.1	Form of Pre-Funded Common Stock Purchase Warrant, dated March 2, 2023 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-3657) filed with the SEC on March 2, 2023)

4.2	Form of Common Stock Purchase Warrant, dated March 2, 2023 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (File No. 001-3657) filed with the SEC on March 2, 2023).

10.1*	Non-Employee Director Compensation Program

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContraFect Corporation

Date: May 15, 2023	By:	/s/ Roger J. Pomerantz, M.D., F.A.C.P.
Roger J. Pomerantz, M.D., F.A.C.P.
President and Chief Executive Officer

Date: May 15, 2023	By:	/s/ Michael Messinger
Michael Messinger
Chief Financial Officer (Principal Financial Officer)