Form 10-Q
period 2023-06-30
CONTRAFECT Corp
filed 2023-08-14
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

The number of shares of the registrant’s Common Stock outstanding as of August 10, 2023 was 10,704,803.

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
•
our ability to advance into and through clinical development, make regulatory filings and ultimately obtain U.S. Food and Drug Administration (“FDA”) approval for our product candidates;
•
our research and development plans and ability to bring forward additional product candidates into preclinical and clinical development;
•
our continued listing on the Nasdaq Capital Market;
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
•
Any pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.
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
•
We do not expect that we will meet certain of Nasdaq Capital Market’s continued listing requirements and other Nasdaq rules. If we are unable to increase our stockholders' equity, we will be delisted. Delisting could negatively affect the price of our common stock and could make it more difficult for us to sell securities in a future financing or for you to sell our common stock.
•
Security breaches, cybersecurity attacks, failure of our data and personal information protections and those of third parties and other disruptions could compromise our information and technology systems and expose us to liability, which would cause our business and reputation to suffer.
•
Our collection, control, processing, sharing, disclosure and otherwise use of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, and evolving laws concerning data privacy in the European Union (“EU”) and European Economic Area (“E.E.A.”).

ii

CONTRAFECT CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTRAFECT CORPORATION

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$14,422	$8,907
Marketable securities	—	4,775
Prepaid expenses	1,521	1,382
Other current assets	571	2,642
Total current assets	16,514	17,706
Property and equipment, net	556	627
Operating lease right-of-use assets	2,077	2,241
Other assets	105	105
Total assets	$19,252	$20,679
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$11,557	$13,671
Accrued and other current liabilities	4,239	6,498
Current portion of lease liabilities	677	671
Total current liabilities	16,473	20,840
Warrant liabilities	1,861	9,299
Long-term portion of lease liabilities	1,988	2,210
Other liabilities	38	182
Total liabilities	20,360	32,531
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 125,000,000 shares authorized, 10,704,803 and 594,983 shares issued and outstanding at June 30, 2023 and December 31, 2022	1	1
Additional paid-in capital	333,535	313,884
Accumulated other comprehensive loss	—	(32)
Accumulated deficit	(334,644)	(325,705)
Total stockholders’ deficit	(1,108)	(11,852)
Total liabilities and stockholders’ deficit	$19,252	$20,679

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$4,870	$16,760	$10,165	$29,485
General and administrative	3,105	3,266	6,668	6,520
Total operating expenses	7,975	20,026	16,833	36,005
Loss from operations	(7,975)	(20,026)	(16,833)	(36,005)
Other income (expense):
Interest income, net	114	21	201	55
Other expense	(96)	—	(96)	—
Change in fair value of warrant liabilities	389	1,916	7,789	(2,296)
Total other income (expense)	407	1,937	7,894	(2,241)
Net loss	$(7,568)	$(18,089)	$(8,939)	$(38,246)
Per share information:
Net loss per share of common stock, basic and diluted	$(1.94)	$(36.79)	$(3.04)	$(77.79)
Basic and diluted weighted average shares outstanding	3,901,839	491,626	2,943,979	491,626

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(7,568)	$(18,089)	$(8,939)	$(38,246)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	—	11	32	(129)
Comprehensive loss	$(7,568)	$(18,078)	$(8,907)	$(38,375)

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Stockholders’ (Deficit) Equity

(unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount
Balance, December 31, 2022	594,983	$1	$313,884	$(32)	$(325,705)	$(11,852)
Issuance of securities in registered offering	128,000	—	10,000	—	—	10,000
Financing cost of sale of securities	—	—	(883)	—	—	(883)
Issuance of common stock for exercise of pre-funded warrants	842,937	—	5	—	—	5
Stock-based compensation	—	—	932	—	—	932
Unrealized gain on marketable securities	—	—	—	32	—	32
Net loss	—	—	—	—	(1,371)	(1,371)
Balance, March 31, 2023	1,565,920	$1	$323,938	$—	$(327,076)	$(3,137)
Issuance of common stock for exercise of pre-funded warrants	2,104,000	—	—	—	—	—
Issuance of common stock for exercise of warrants	7,034,883	—	7,774	—	—	7,774
Financing cost of warrant inducement and exercise	—	—	(414)	—	—	(414)
Reversal of warrant liability due to exercise of warrants	—	—	1,442	—	—	1,442
Share-based compensation	—	—	795	—	—	795
Net loss	—	—	—	—	(7,568)	(7,568)
Balance, June 30, 2023	10,704,803	$1	$333,535	$—	$(334,644)	$(1,108)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	491,626	$1	$310,011	$(84)	$(260,552)	$49,376
Stock-based compensation	—	—	919	—	—	919
Unrealized loss on marketable securities	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	(20,157)	(20,157)
Balance, March 31, 2022	491,626	$1	$310,930	$(224)	$(280,709)	$29,998
Stock-based compensation	—	—	965	—	—	965
Unrealized loss on marketable securities	—	—	—	11	—	11
Net loss	—	—	—	—	(18,089)	(18,089)
Balance, June 30, 2022	491,626	$1	$311,895	$(213)	$(298,798)	$12,885

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(8,939)	$(38,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	81	76
Stock-based compensation expense	1,727	1,884
Issuance costs allocated to warrants	96	—
Change in fair value of warrant liabilities	(7,789)	2,296
Net amortization of premium on marketable securities	57	502
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current and non-current assets	2,791	(1,283)
(Decrease) increase in accounts payable, accrued and other current liabilities	(4,973)	8,419
Net cash used in operating activities	(16,949)	(26,352)
Cash flows from investing activities
Proceeds from maturities of marketable securities	4,750	19,247
Purchases of property and equipment	(20)	—
Net cash provided by investing activities	4,730	19,247
Cash flows from financing activities
Proceeds from issuance of securities	19,567	—
Payment of financing costs of securities sold	(1,393)	—
Repayments of insurance premium financing	(445)	—
Proceeds from the exercise of pre-funded warrants	5	—
Net cash provided by financing activities	17,734	—
Net increase (decrease) in cash and cash equivalents	5,515	(7,105)
Cash and cash equivalents at beginning of period	8,907	16,654
Cash and cash equivalents at end of period	$14,422	$9,549
Supplemental schedule of cash flow information
Issuance of warrants to purchase common stock	$1,793	$—
Cash paid for interest	$15	$—
Supplemental schedule of non-cash financing activities
Insurance premium financing	$900	$—

See accompanying notes.

CONTRAFECT CORPORATION

Notes to Unaudited Consolidated Financial Statements

June 30, 2023

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

The Company has incurred recurring losses since inception as a research and development organization and has an accumulated deficit of $334.6 million as of June 30, 2023. For the six months ended June 30, 2023, the Company used $16.9 million of cash in operations. The Company has relied on its ability to fund its operations through public and private debt and equity financings, and, to a lesser extent, grant funding and government contracts. The Company expects operating losses and negative cash flows to continue at significant levels in the future as it continues to advance its programs. As of June 30, 2023, the Company had $14.4 million in cash, cash equivalents and marketable securities, which, without additional funding, the Company believes will not be sufficient to meet its obligations within the next twelve months from the date of issuance of these consolidated financial statements. The Company plans to continue to fund its operations through public or private debt and equity financings, but there can be no assurances that such financing will continue to be available to the Company on satisfactory terms, or at all, particularly in light of the Trial Closure. As such, management has not considered the potential for future capital raises in its assessment of the Company’s ability to meet its obligations for the next twelve months, and substantial doubt exists about the Company’s ability to continue as a going concern for twelve months from the date the financial statements were issued. If the Company is unable to obtain funding, the Company would be forced to delay, further reduce its workforce or reduce or eliminate its research and development programs, which could adversely affect its business prospects, or the Company may be unable to continue operations or continue as a going concern and may be forced to sell or liquidate the business.

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

On June 26, 2023, the Company entered into an inducement offer to exercise common stock purchase warrants (the “Inducement Agreement”) with an institutional investor (the “Holder”) to purchase up to an aggregate of 7,034,883 shares of the Company’s common stock. The Inducement Agreement provided the Holder with the opportunity to exercise all of (i) the Class A Warrant, (ii) Class B Warrant and (iii) the 2023 Warrant (collectively, the “Existing Warrants”) held by the Holder, each at a reduced exercise price from $4.00 to $1.36 per underlying share, which was equal to the most recent closing price of the Company’s common stock on The Nasdaq Capital Market prior to the execution of the Inducement Agreement. In consideration for exercising the Existing Warrants (the “Warrant Exercise”), at an exercise price equal to $1.36 per underlying share, the Company issued to the Holder or (i) a new unregistered Class C Common Stock Purchase Warrant (the “Class C Warrant”) to purchase up to 1,406,977 shares of common stock, at an exercise price equal to $1.36 per underlying share and (ii) a new unregistered Class D Common Stock Purchase Warrant (the “Class D Warrant” and together with the Class C Warrant, the “New Warrants”) to purchase up to 5,627,906 shares of common stock, at an exercise price equal to $1.36 per underlying share (such shares of common stock issuable upon exercise of the New Warrants, the “New Warrant Shares”). The proceeds to the Company from the Warrant Exercise were $9.6 million, prior to deducting fees to the financial advisor and estimated expenses.

The significant changes in common stock outstanding have impacted and are expected to continue to impact the year-over-year comparability of the Company’s net loss per share calculations. All share and per share amounts have been adjusted for all periods presented to reflect a one-for-eighty reverse stock split effected on February 14, 2023.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited consolidated financial statements, including all related disclosures, included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 31, 2023. There have been no material changes to the complete listing of significant accounting policies as described in Note 2 thereof.

In the opinion of management, the unaudited financial information as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Marketable Securities

Marketable securities consist of investments in corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. The Company classifies marketable securities available to fund current operations as current assets on its consolidated balance sheets. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. Marketable securities, together with accrued interest receivable, net of any allowance for credit losses, are recorded at fair value on the consolidated balance sheet, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ deficit and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in interest income in the consolidated statement of operations on a specific-identification basis. There were no realized gains or losses on sales of marketable securities for the six months ended June 30, 2023 or 2022. There were no marketable securities that had been in an unrealized loss position for more than 12 months as of June 30, 2023 or December 31, 2022.

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

Government Contracts and Grant Agreements

On March 10, 2021, the Company entered into a cost-share contract (the “BARDA Contract”) with BARDA, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. The base period for the BARDA Contract included government funding of up to $9.8 million to reimburse expenses to support the conduct of the Phase 3 DISRUPT study and futility analysis. In connection with the Trial Closure, the BARDA Contract was modified to provide for up to $6.6 million in funding to support a futility outcome root-cause analysis and the close-out of the Phase 3 DISRUPT study of exebacase. The BARDA Contract ended on July 31, 2023.

The Company recognizes a receivable in other current assets with a related reduction in its research and development expenses when the actual reimbursable costs have been incurred and the Company has complied with the conditions of the applicable government contract or grant agreement and the amounts will be received. The Company recognized a reduction to its research and development expense in the amount of $0.6 million and $2.2 million for the three months ended June 30, 2023 and 2022, and $3.2 million and $4.3 million for the six months ended June 30, 2023 and 2022, respectively. The receivable for government contracts and grant agreements as of June 30, 2023 and December 31, 2022 was $0.6 million and $2.6 million, respectively. The Company has $2.0 million of committed government contract and grant agreement funding remaining as of June 30, 2023.

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

The Company held no marketable securities as of June 30, 2023.

Marketable securities at December 31, 2022 consisted of the following (in thousands):

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$4,807	$—	$(32)	$4,775

Corporate debt includes obligations issued by investment-grade corporations. At December 31, 2022, the Company held only investments that have maturities of less than one year.

4. Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurement as of June 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$13,496	$—	$—
Marketable securities	—	—	—
Warrant liabilities	—	—	1,861
Total	$13,496	$—	$1,861

	Fair Value Measurement as of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$7,596	$—	$—
Marketable securities	4,775	—	—
Warrant liabilities	—	—	9,299
Total	$12,371	$—	$9,299

The Company issued warrants to the purchasers of its 2020 Offering (the “2020 Warrants”). The Company determined that these warrants should be classified as a liability and considered as a Level 3 financial instrument (see also Note 9, “Capital Structure”). The 2020 Warrants were re-measured at each subsequent reporting period and changes in fair value have been recognized in the consolidated statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability as of December 31, 2022. On May 27, 2023, the 2020 Warrants expired in accordance with their terms and are no longer exercisable.

As of December 31, 2022
Expected volatility	80.2%
Remaining contractual term (in years)	0.42
Risk-free interest rate	4.76%
Expected dividend yield	— %

The Company issued the Class A Warrant and Class B Warrant to the purchaser of its 2022 Offering (together, the “2022 Warrants”). The Company determined that these warrants should be classified as a liability and considered as a Level 3 financial instrument (see also Note 9, “Capital Structure”). On June 26, 2023, the Class A Warrant and Class B Warrant, together with the 2023 Warrant, were exercised in full pursuant to the Inducement Agreement. The 2022 Warrants were re-measured at each subsequent reporting period and on June 26, 2023 and the changes in fair value have been recognized in the consolidated statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	Class A Warrants		Class B Warrants
	As of June 26, 2023	As of December 31, 2022	As of June 26, 2023	As of December 31, 2022
Expected volatility	135.5%	99.8%	129.5%	140.3%
Remaining contractual term (in years)	4.63	5.08	0.13	0.58
Risk-free interest rate	4.13%	3.99%	5.32%	4.76%
Expected dividend yield	— %	— %	—%	—%

The Company issued the Class C Warrant pursuant to the Inducement Agreement and determined that this warrant should be classified as a liability and considered as a Level 3 financial instrument (see also Note 9, “Capital Structure”). The Class C Warrant was re-measured at each subsequent reporting period and the changes in fair value have been recognized in the consolidated statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	As of June 30, 2023	At Issuance
Expected volatility	129.1%	129.1%
Remaining contractual term (in years)	5.25	5.25
Risk-free interest rate	4.13%	4.02%
Expected dividend yield	— %	— %

Warrant liabilities

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$1,899	$6,742	$9,299	$2,530
Issuance of Class C Warrant	1,793	—	1,793	—
(Decrease) increase in fair value (1)	(389)	(1,916)	(7,789)	2,296
Exercise of underlying warrants (2)	(1,442)	—	(1,442)	—
Balance at end of period	$1,861	$4,826	$1,861	$4,826

(1)
The change in fair values of the warrant liabilities is recorded in other income in the consolidated statement of operations.
(2)
The remaining fair value of the warrant liabilities at the time of exercise was transferred into additional paid-in capital in the consolidated balance sheet.

The key inputs into the Black-Scholes option pricing model are the per share value and the expected volatility of the Company’s common stock. Significant changes in these inputs will directly increase or decrease the estimated fair value of the Company’s warrant liability.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation costs	$1,756	$1,676
Accrued professional fees	1,268	970
Accrued research and development service fees	701	3,443
Accrued insurance and facilities operation expenses	484	252
Other accrued expenses	30	157
Total accrued and other current liabilities	$4,239	$6,498

In February 2023, the Company entered into a financing agreement for $0.9 million for a portion of the Company’s annual directors and officers insurance premiums. The balance is due in monthly installments over eight months with an annual interest rate of 6.25%. The remaining balance was $0.5 million as of June 30, 2023 and was included in accounts payable and accrued and other current liabilities on the consolidated balance sheet.

6. Net Loss Per Share of Common Stock

Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding, including the weighted average effect of the pre-funded warrants the Company issued in connection with the 2022 and 2023 Offerings, the exercise of which requires nominal consideration for the delivery of shares of common stock. As such, the Company has considered the 574,937 common shares underlying the pre-funded warrants that were unexercised as of December 31, 2022 to be outstanding beginning on January 1, 2023 for the purposes of calculating basic EPS. There were no pre-funded warrants outstanding as of June 30, 2023.

The following table sets forth the computation of basic and diluted net loss per share for common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(7,568)	$(18,089)	$(8,939)	$(38,246)
Weighted average shares of common stock outstanding	3,901,839	491,626	2,943,979	491,626
Net loss per share of common stock—basic and diluted	$(1.94)	$(36.79)	$(3.04)	$(77.79)

The following potentially dilutive securities outstanding at June 30, 2023 and 2022 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	June 30,
	2023	2022
Options to purchase common stock	79,519	55,612
Warrants to purchase common stock	7,034,883	136,563
Total	7,114,402	192,175

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

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

Description	June 30, 2023	December 31, 2022
Operating lease liabilities:
Current portion of lease liabilities	$677	$671
Long-term portion of lease liabilities	$1,988	$2,210

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

As of June 30, 2023, the maturities of our operating lease liabilities were as follows (in thousands):

Amount
July 1, 2023—December 31, 2023	$354
Year ending December 31:
2024	721
2025	736
2026	750
2027	702
Total lease payments	3,263
Less: Present value adjustment	(598)
Operating lease liabilities	$2,665

Lease costs under the terms of the Company’s leases for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost (1)	$150	$154	$301	$307
Variable lease costs (2)	22	42	51	81
Total lease cost	$172	$196	$352	$388

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

In consideration for the licenses, the Company paid Rockefeller license initiation fees in cash and stock. The Company is currently required to pay $0.2 million each year until the licenses terminate. Depending on the success of its programs, the Company may also incur regulatory milestone payments up to a total of $5.0 million and royalties of up to 5% on net sales from products to Rockefeller. The Company is allowed to grant sublicenses to third parties without prior approval, subject to certain conditions and the payment of a certain percentage of all payments we receive from sublicensees. There were no milestone, royalty or sublicense payments made during the three or six months ended June 30, 2023 or 2022. The Company has made total milestone payments under the CF-301 License of $0.8 million as of June 30, 2023.

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

The restructuring costs were included in accounts payable and accrued and other current liabilities. Activity for the three and six months ended June 30, 2023 is summarized as follows (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Balance at beginning of period	$6,927	$7,143
Payments made	(3,315)	(3,531)
Balance at end of period	$3,612	$3,612

As of June 30, 2023, the Company had $3.6 million remaining in accounts payable and accrued and other current liabilities, which the Company expects to be paid by the end of the first quarter of 2024.

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

Common Stock

As of June 30, 2023, the Company was authorized to issue 125,000,000 shares of common stock.

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

On December 15, 2022, the Company completed the 2022 Offering. All shares of common stock, the 2022 pre-funded warrant, the Class A Warrant and the Class B Warrant were issued together to a single accredited investor purchaser for consideration equating to $10.32 share of common stock (or 2022 pre-funded warrant to purchase one share of common stock, less a nominal exercise price), together with a Class A Warrant to purchase two shares of common stock and a Class B warrant to purchase one share of common stock, in the case of each of the Class A Warrant and Class B Warrant, for no additional consideration but each with an exercise price per share of $10.32, for aggregate net proceeds to the Company of $6.1 million after placement agent fees and offering expenses payable by the Company. As of January 20, 2023, the 2022 pre-funded warrant had been fully exercised.

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

On February 10, 2023, the stockholders of the Company approved the issuance of all shares of common stock issued in, or issuable pursuant to the exercise of the 2022 pre-funded warrant or 2022 Warrants issued in the 2022 Offering as may have been required by the applicable rules and regulations of the Nasdaq Stock Market, the approval of which, together with the approval and effectiveness of the 1-for-80 reverse stock-split effected on February 14, 2023, commenced the exercisability of the 2022 Warrants as of February 14, 2023. The resulting expiration dates of the 2022 Warrants have been reflected, where applicable, in the accompanying financial statements and notes thereto. On March 2, 2023, the exercise price of the 2022 Warrants, which are subject to an anti-dilution adjustment, were adjusted to $4.00 per share as a result of the 2023 Offering.

On March 2, 2023, the Company completed the 2023 Offering. All securities in the 2023 Offering were issued to the same single accredited investor purchaser from the 2022 Offering for consideration equating to $4.00 per share of common stock (or 2023 pre-funded warrant to purchase one share of common stock, less a nominal exercise price), together with a warrant to purchase two shares of common stock for no additional consideration but with an exercise price per share of $4.00, for aggregate net proceeds to the Company of $9.1 million after placement agent fees and offering expenses payable by the Company. As of April 17, 2023, the 2023 pre-funded warrant had been fully exercised.

On June 26, 2023, the Company entered into the Inducement Agreement with the Holder to exercise common stock purchase warrants and purchase up to an aggregate of 7,034,883 shares of the Company’s common stock. The Inducement Agreement provided the Holder with the opportunity to exercise all of the Existing Warrants held by the Holder, each at a reduced exercise price from $4.00 to $1.36 per underlying share, which was equal to the most recent closing price of the Company’s common stock on The Nasdaq Capital Market prior to the execution of the Inducement Agreement. In consideration for exercising the Existing Warrants at an exercise price equal to $1.36 per underlying share, the Company issued to the Holder the Class C Warrant to purchase up to 1,406,977 shares of common stock, at an exercise price equal to $1.36 per underlying share and the Class D Warrant to purchase up to 5,627,906 shares of common stock, at an exercise price equal to $1.36 per underlying share. The proceeds to the Company from the Warrant Exercise were $9.6 million, prior to deducting fees to the financial advisor and estimated expenses.

At issuance, the New Warrants were not exercisable and only become exercisable following stockholder approval of the issuance of all shares of common stock issued in, or issuable pursuant to the exercise of the New Warrants issued pursuant to the Inducement Agreement as may have been required by the applicable rules and regulations of the Nasdaq Stock Market.

The Class C Warrant and the warrants issued by the Company in its 2022 and 2020 offerings of securities contained certain terms that the Company determined required classification as liabilities in accordance with ASC 815. At issuance, the Company determined the fair value of the Class C Warrant, the 2022 Warrants and the 2020 Warrants to be $1.8 million, $11.0 million and $31.4 million, respectively, and recorded these balances as warrant liabilities, and reducing the amount of net proceeds recorded as additional paid-in-capital. The fair value of the 2022 Warrants exceeded the proceeds received in the 2022 Offering and the excess of $4.0 million was expensed as other expense. The Company consummated the 2022 Offering on market terms available at the time of the transaction to provide additional funding to advance its product candidates. The fair value of these warrants is re-measured at each reporting period and changes in fair value are recognized in the consolidated statement of operations (see Note 4, “Fair Value Measurements”). Additionally, the Company allocated $0.1 million, $0.9 million and $2.2 million of issuance costs to the Class C Warrant, the 2022 Warrants and the 2020 Warrants, respectively, based on the proportion of the proceeds allocated to the fair value of the warrants. The allocated issuance costs were expensed as other expense. The Class D Warrant, the 2023 Warrant and the Pfizer Warrant do not contain the same provisions and therefore the Company determined that the Class D Warrant, the 2023 Warrant and the Pfizer Warrant should be classified as equity in the Company’s consolidated balance sheet.

Voting

The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings.

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of June 30, 2023, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Outstanding pre-funded warrants to purchase common stock	—	574,937
Outstanding options to purchase common stock	79,519	55,565
Outstanding warrants to purchase common stock	7,034,883	2,151,451
For future issuance under the 2014 Omnibus Incentive Plan	1,162	1,317
For future issuance under the 2021 Employment Inducement Plan	12,375	12,375
	7,127,939	2,795,645

10. Stock Warrants

As of June 30, 2023 and December 31, 2022, the Company had warrants to purchase the underlying common stock outstanding as shown in the table below.

	June 30, 2023	December 31, 2022
Class C Warrants	1,406,977	—
Class D Warrants	5,627,906	—
2022 Warrants	—	2,034,883
2020 Warrants	—	110,248
Pfizer Warrant	—	6,320
Warrants to purchase common stock	7,034,883	2,151,451
Weighted-average exercise price per share	$1.36	$31.00

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

2014 Omnibus Incentive Plan

In April 2014, the Company’s board of directors adopted the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s shareholders on July 3, 2014. The 2014 Plan allows for the granting of incentive and non-qualified stock options, restricted stock and stock unit awards, stock appreciation rights and other performance-based awards to the Company’s employees, members of the board of directors and consultants of the Company. On July 28, 2014, the effective date of the 2014 Plan, the number of shares of common stock reserved pursuant to the 2014 Plan was 715. The 2014 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ended December 31, 2015 and ending on January 1, 2024, equal to the lesser of (i) 4% of the outstanding shares of common stock on December 31 immediately preceding such date or (ii) a lesser amount determined by the Company’s board of directors. Consistent with the provision for an annual increase, an additional 77,157 shares of common stock have been reserved under the 2014 Plan as of January 1, 2023.

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

2022 Employee Stock Purchase Plan

In March 2022, the Company’s board of directors adopted the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP was approved by the Company’s shareholders on May 17, 2022. The 2022 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. One component of the 2022 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, whereas the other component authorizes the grant of rights which need not qualify as rights granted pursuant to an “employee stock purchase plan” under Section 423. The number of shares of common stock initially available for issuance under the 2022 ESPP was 10,000 shares of common stock. As of June 30, 2023, no purchase rights were outstanding under the 2022 ESPP.

Under the 2022 ESPP, employees may purchase common stock through after-tax payroll deductions. In the absence of a contrary designation, the purchase price will be 85% of the lower of the fair market value of our common stock on the first trading day of an offering period or the last trading day of an offering period.

The Company recognized compensation expense for stock-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the six months ended June, 2023, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2022	55,565	$548.79
Granted	25,125	5.03
Exercised	—	—
Expired	(1,046)	1,763.01
Forfeited	(125)	19.20
Options outstanding at June 30, 2023	79,519	359.96	8.07	$—
Vested and exercisable at June 30, 2023	40,549	$572.07	7.11	$—

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. There were no options granted during the three months ended June 30, 2023. The weighted average grant date fair value of options granted during the three months ended June 30, 2022 was $3.32, and during the six months ended June 30, 2023 and 2022 was $5.03 and $3.33, respectively. Total compensation expense recognized amounted to $0.8 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and $1.7 million and $1.9 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the total remaining unrecognized compensation cost related to unvested stock options was approximately $2.9 million which will be recognized over a weighted average period of approximately 1.8 years.

The following assumptions were used to compute the fair value of stock options granted during the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk free interest rate	—	2.94%	4.00%	2.15%
Expected dividend yield	—	—	—	—
Expected term (in years)	—	5.52	6.06	5.95
Expected volatility	—	91.0%	102.1%	91.2%

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

On March 10, 2021, the Company entered into a cost-share contract (the “BARDA Contract”) with BARDA, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. The base period for the BARDA Contract included government funding of up to $9.8 million to reimburse expenses to support the conduct of the Phase 3 DISRUPT study and futility analysis. In connection with the Trial Closure, the BARDA Contract was modified to provide for up to $6.6 million in funding to support a futility outcome root-cause analysis and the close-out of the Phase 3 DISRUPT study of exebacase. The BARDA Contract ended on July 31, 2023.

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

On January 31, 2023, the stockholders of the Company approved the issuance of all shares of common stock issued in, or issuable pursuant to the exercise of the 2022 pre-funded warrant or 2022 Warrants issued in, the 2022 Offering as was required by the applicable rules and regulations of the Nasdaq Stock Market LLC ("Nasdaq"), the approval of which, together with the approval and effectiveness of the 1-for-80 reverse stock-split effected on February 14, 2023, commenced the exercisability of the 2022 Warrants as of February 14, 2023.

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

On June 26, 2023, the Company entered into an inducement offer to exercise common stock purchase warrants (the “Inducement Agreement”) with an institutional investor (the “Holder”) to purchase up to an aggregate of 7,034,883 shares of the Company’s common stock. The Inducement Agreement provided the Holder with the opportunity to exercise all of (i) the Class A Warrant, (ii) Class B Warrant and (iii) the 2023 Warrant (collectively, the “Existing Warrants”) held by the Holder, each at a reduced exercise price from $4.00 to $1.36 per underlying share, which was equal to the most recent closing price of the Company’s common stock on Nasdaq prior to the execution of the Inducement Agreement. In consideration for exercising the Existing Warrants (the “Warrant Exercise”), at an exercise price equal to $1.36 per underlying share, the Company issued to the Holder (i) a new unregistered Class C Common Stock Purchase Warrant (the “Class C Warrant”) to purchase up to 1,406,977 shares of common stock, at an exercise price equal to $1.36 per underlying share and (ii) a new unregistered Class D Common Stock Purchase Warrant (the “Class D Warrant” and together with the Class C Warrant, the “New Warrants”) to purchase up to 5,627,906 shares of common stock, at an exercise price equal to $1.36 per underlying share (such shares of common stock issuable upon exercise of the New Warrants, the “New Warrant Shares”). The proceeds to the Company from the Warrant Exercise were $9.6 million, prior to deducting fees to the financial advisor and estimated expenses.

We have never been profitable and our losses from operations were $8.9 million, $64.6 million and $47.3 million for the six months ended June 30, 2023 and the years ended December 31, 2022 and 2021, respectively. As of June 30, 2023, we had an accumulated deficit of $334.6 million. For the six months ended June 30, 2023, the Company used $16.9 million of cash in operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect the expenses for each program to increase as candidates advance through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialization. Accordingly, we will need additional financing to support our continuing operations and to continue as a going concern. We expect to seek to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances or transactions, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all, particularly in light of the Trial Closure (as defined below) and the substantial decline in the price of our common stock. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Without additional funding, the Company believes it will not have sufficient funds to meet its obligations within the next twelve months from the date of issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recent substantial decline in the price per share of our common stock will likely make it more difficult for us to obtain financing.

On April 12, 2023, we received formal notice from the Nasdaq indicating that the Nasdaq Hearings Panel (the “Panel”) had granted the Company’s request for continued listing on The Nasdaq Capital Market, subject to the Company evidencing compliance with all applicable criteria for continued listing, including the $2.5 million minimum stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(1) (the “Rule”), by no later than June 30, 2023. On July 21, 2023, we received notice from Nasdaq that we had regained compliance with the Rule (the “Compliance Notice”). However, the Company expects that it may not comply with the Rule upon filing of this Quarterly Report on Form 10-Q. In the Compliance Notice, Nasdaq indicated that if the Company fails to comply with the Rule within one year of the Compliance Notice, the Company would receive a Delist Determination Letter. The Company expects to have the ability to appeal any Delist Determination Letter. If we are delisted from the Nasdaq, it may become more difficult for us to obtain equity financing. For additional information regarding risks associated with potential delisting, see Part II, Item 1A, “We are required to meet the Nasdaq Capital Market’s continued listing requirements and other Nasdaq rules, or we may risk delisting. Delisting could negatively affect the price of our common stock and could make it more difficult for us to sell securities in a future financing or for you to sell our common stock”.

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

Exebacase is the first lysin to enter U.S. clinical trials and represents a first-in-class anti-bacterial therapeutic candidate. Exebacase was granted Breakthrough Therapy designation for development as a treatment for MRSA bloodstream infections (bacteremia), including right-sided endocarditis, when used in addition to standard-of-care anti-staphylococcal antibiotics ("SOCA") in adult patients, by the U.S. Food and Drug Administration (“FDA”) in February 2020. The Phase 2 data for MRSA-infected patients treated with exebacase which demonstrated superior outcomes in clinical response at Day 14 and in 30-day all-cause mortality as well as health economics benefits provided the basis for the FDA to grant Breakthrough Therapy designation.

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

Analysis of the complete dataset including all patient follow-up has been completed. The 259 enrolled patients were randomly assigned in a 2:1 ratio to receive either exebacase or placebo in addition to SOCA. Randomization was stratified by MRSA or MSSA and by the presence or absence of poorly controlled diabetes. Clinical responder rates at Day 14 in the MRSA population were 50.0% in the exebacase-treated group compared to 60.6% in the SOCA alone group (p=0.392). The result was unexpected based on the prior Phase 2 study of exebacase that established proof-of concept in patients with MRSA bacteremia, including right-sided endocarditis. In the SOCA alone group, the clinical responder rate was unexpectedly high and the mortality rate was unexpectedly low based on the prior Phase 2 study and previously published clinical trials. Significant heterogeneity among the patient population, a small sample size at the time of the futility analysis, and imbalances in prognostic factors (including severity of illness at baseline as measured by APACHE II score, which favored the SOCA alone arm) contributed to the results. Overall rates of adverse events were similar in both groups and there were no adverse events of hypersensitivity related to exebacase.

On September 30, 2022, we submitted a Clinical Trial Authorization (“CTA”) with the French National Agency for the Safety of Medicines and Health Products (“ANSM”) for the study of intra-articular exebacase in patients with chronic prosthetic joint infections of the knee due to S. aureus or coagulase-negative Staphylococci (“CoNS”). The CTA was approved by ANSM in November 2022 and, following IRB/EC approval of the study protocol, we initiated dosing of patients. We expect to report interim clinical data from the first cohort of patients in the second half of 2023.

The approved trial is a Phase 1b/2 study of exebacase in the setting of an arthroscopic debridement with joint retention and systemic antibiotics ("DAIR") procedure in patients with chronic PJI of the knee due to S. aureus and/or CoNS. The study is a randomized, double-blind, placebo-controlled two-part clinical study to be conducted at a single center in France to assess the efficacy and safety of exebacase. Part 1 will evaluate the safety, PK, early clinical outcomes, and microbiologic response in patients through Day 42. Up to 2 dose levels of intra-articularly administered exebacase in addition to systemic antibiotics will be studied in up to 2 patient cohorts. Part 2 will consist of a long-term follow-up study of safety and efficacy parameters in patients who complete Part 1 of the study. Follow-up assessments will be performed on Days 90, 180, 360 and 720, including health resource utilization and QoL measures. Patients entering the study will be randomized 3:1 to either exebacase or placebo, with all patients receiving study drug in the setting of a DAIR Procedure.

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

We have studied CF-370 in multiple animal models with external organizations with both sensitive and resistant strains and using CF-370 in addition to either amikacin (“AMK”) or meropenem, demonstrating the superiority of the combination of CF-370 with SOC antibiotics. We believe the results from these studies provide in vivo proof-of-concept for CF-370 as a potential treatment for pulmonary infections caused by gram-negative pathogens and for direct lytic agents as a potential new modality to combat the threat of multidrug-resistant gram-negative pathogens. We continue to progress CF-370 through Investigational New Drug Application (“IND") enabling activities and we expect it to be our next molecule in clinical studies. We plan to submit an IND to the FDA in the third quarter of 2023 and, if allowed to proceed, to initiate phase 1 clinical studies of CF-370 in healthy volunteers shortly thereafter.

To date, a large portion of our research and development work has related to the establishment of our platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and clinical testing of exebacase. We currently expect to focus the majority of our resources on the exebacase and CF-370 programs. As our pipeline progresses, we are able to leverage our employee and infrastructure resources across multiple development and research programs. We recorded approximately $4.9 million and $16.8 million of research and development expenses for the three months ended June 30, 2023 and 2022 and $10.2 million and $29.5 million, respectively, for the six months ended June 30, 2023 and 2022, respectively. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories to exebacase and CF-370 as shown below.

The following table summarizes our research and development expenses by category for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product development	$2,927	$14,458	$8,624	$25,017
Personnel related	1,358	2,418	2,583	4,809
Professional fees	492	1,110	961	2,135
Laboratory costs	380	530	716	1,089
Stock-based compensation	233	267	463	530
External research and licensing costs	30	205	51	247
Expenses reimbursed by grants	(550)	(2,228)	(3,233)	(4,342)
Total research and development expense	$4,870	$16,760	$10,165	$29,485

The following table summarizes our research and development expenses by program for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Exebacase	$2,100	$12,096	$7,070	$22,484
CF-370	1,214	3,314	2,272	4,265
Other research and development	515	892	1,011	1,738
Personnel related and stock-based compensation	1,591	2,686	3,045	5,340
Expenses reimbursed by grants	(550)	(2,228)	(3,233)	(4,342)
Total research and development expense	$4,870	$16,760	$10,165	$29,485

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

During the six-month period ended June 30, 2023, there have been no material changes to our critical accounting estimates from the information provided in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed by us with the SEC on March 31, 2023.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Dollar Change	2023	2022	Dollar Change
Operating expenses:
Research and development	$4,870	$16,760	$(11,890)	$10,165	$29,485	$(19,320)
General and administrative	$3,105	$3,266	$(161)	$6,668	$6,520	$148
Other income (expense), net	$407	$1,937	$(1,530)	$7,894	$(2,241)	$10,135

Comparison of Three Months Ended June 30, 2023 and 2022

Research and Development Expenses

Research and development expenses were $4.9 million for the three months ended June 30, 2023 compared with $16.8 million for the three months ended June 30, 2022, a decrease of $11.9 million. This decrease was primarily attributable to significant reductions in expenditures, including a decrease of $7.1 million on chemistry, manufacturing and controls ("CMC") activities for exebacase, a decrease of $2.8 million on preclinical studies of exebacase and CF-370, a decrease of $1.6 million on contract research organizations ("CROs") to support the completion of the clinical study report for the Phase 3 DISRUPT study of exebacase and a decrease of $1.3 million on headcount and related operating costs as a result of the reduction of the Company’s workforce in the third quarter of 2022. Additionally, there was a $0.6 million reduction in the cost of external consultants who were no longer needed to support late-stage development activities for exebacase. Finally, there was a $1.7 million decrease in the reimbursable expenditures under our BARDA contract, partially offsetting the overall decrease.

General and Administrative Expenses

General and administrative expenses were $3.1 million for the three months ended June 30, 2023, compared with $3.3 million for the three months ended June 30, 2022, a decrease of $0.2 million. This was due primarily to a decrease in personnel costs and related expenses.

Other Income, net

Other income was $0.4 million for the three months ended June 30, 2023 compared with $1.9 million for the three months ended June 30, 2022, a decrease of $1.5 million. The decrease in other income was due primarily to the non-cash gain of $0.4 million in the current year period compared to $1.9 million in the prior year period, resulting from the change in fair value of our warrant liabilities in each reporting period.

Comparison of Six Months Ended June 30, 2023 and 2022

Research and Development Expenses

Research and development expenses were $10.2 million for the six months ended June 30, 2023 compared with $29.5 million for the six months ended June 30, 2022, a decrease of $19.3 million. This decrease was primarily attributable to significant reductions in expenditures, including a decrease of $8.9 million on the CMC activities for exebacase, a decrease of $4.9 million on CROs to support the continued closure of the study and completion of the clinical study report for the Phase 3 DISRUPT study of exebacase, a decrease of $2.5 million on preclinical studies of exebacase and CF-370 and a decrease of $2.5 million on headcount and related operating costs as a result of the reduction of the Company’s workforce in the third quarter of 2022. Additionally, there was a $1.2 million reduction in the cost of external consultants who were no longer needed to support late-stage development activities for exebacase. Finally, there was an $1.1 million decrease in the reimbursable expenditures under our BARDA contract, partially offsetting the overall decrease.

General and Administrative Expenses

General and administrative expenses were $6.7 million for the six months ended June 30, 2023, compared with $6.5 million for the six months ended June 30, 2022, an increase of $0.2 million. This was due primarily to an increase in costs for expenses incurred to maintain the listing of our common stock on Nasdaq.

Other Income (Expense), net

Other income was $7.9 million for the six months ended June 30, 2023 compared with other expense of $2.2 million for the six months ended June 30, 2022, an increase in income of $10.1 million. The increase in other income was due primarily to the non-cash gain of $7.8 million in the current year period compared to a non-cash charge of $2.3 million in the prior year period, both resulting from the change in fair value of our warrant liabilities in each reporting period.

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

Since the date of our IPO, we have funded our operations through the sale of registered securities for gross proceeds of $274.8 million, $19.2 million from the exercise of warrants, $26.0 million from the sale of securities in private placements and the receipt of $32.0 million of funding from grant agreements and government contracts. See a summary of our recent equity offerings described above under “Overview”.

As of June 30, 2023, we had $14.4 million in cash, cash equivalents and marketable securities which we do not believe will be sufficient to meet our obligations within the next twelve months from the date of issuance of our consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Combined with our accumulated deficit and our forecasted cash expenditures, these factors raise substantial doubt about our ability to continue as a going concern.

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

In the past, we have obtained grants to supplement our financings with non-dilutive funding, including grants from CARB-X, USAMRDC and our former cost-sharing contract with BARDA. Our grant programs under CARB-X have ended. Our contract with BARDA ended on July 31, 2023. We may continue to pursue further non-dilutive funding opportunities and have initiated proposal processes with government agencies for potential non-dilutive funding for the advancement of lysins as biodefense agents. However, there can be no assurances that we will be successful in obtaining new non-dilutive funding or receive the maximum potential funding to the Company under any of our ongoing agreements.

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

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(16,949)	$(26,352)
Investing activities	$4,730	$19,247
Financing activities	$17,734	$—

Net cash used in operating activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities for the six months ended June 30, 2023 decreased by $9.4 million compared to the same period in 2022, due primarily to decreased payments to our contract research and manufacturing organizations as we no longer incur expenditures on late-stage activities related to the clinical study and manufacturing of exebacase.

Net cash provided by investing activities

Net cash provided by investing activities for both the six months ended June 30, 2023 and 2022 were primarily from the proceeds received from the maturities of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2023 resulted primarily from the $18.2 million of net proceeds from the exercise of warrants pursuant to the June 26, 2023 Inducement Agreement and our March 2, 2023 offering of securities. This was partially offset by $0.4 million of payments on the financing agreement for the Company’s annual directors and officers insurance premiums. There was no net cash provided by or used in financing activities for the six months ended June 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no such changes during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our losses from operations for the six months ended June 30, 2023 and the years ended December 31, 2022 and 2021 were $8.9 million, $64.6 million and $47.3 million, respectively. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

We will need to obtain substantial additional funding in connection with our continuing operations, particularly if we continue the clinical development of exebacase or CF-370 or develop new product candidates or acquire new product candidates or technologies. In 2022, we implemented a restructuring plan resulting in a reduction to our workforce of 16 employees, or approximately 37% of the Company’s headcount prior to the reduction. If we are unable to raise capital when needed or on attractive terms, we could be forced to further reduce our workforce or delay, reduce or eliminate our research and development programs or any future commercialization efforts, or sell or liquidate the Company. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the recent failure of certain financial institutions, COVID-19, the current conflict between Russia and Ukraine and interest rate increases. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms.

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
•
the scope, progress, results and costs of product development for our product candidates; and
•
the effects of COVID-19 and future outbreaks of infection, global supply chain disruptions, international political instability, and rising inflation and interest rates on, among other things, our financial performance, business and operations.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Any future pandemics, epidemics or outbreaks of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

The measures taken in response to COVID-19 have had a significant impact on the economy and, to a lesser extent, both directly and indirectly, on our business. We adjusted our business operations, with a majority of our employees working remotely. Our Phase 3 DISRUPT clinical trial was also affected, as clinical sites experienced periodic delays in new patient enrollment.

As a result of COVID-19 and variants of the virus or another pandemic, epidemic or outbreak of an infectious disease, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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
•
changes in regulations as part of a response to COVID-19 which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
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

The extent to which COVID-19 further impacts our business, results of operations and financial condition, including expenses, research and development costs, procurement of raw materials for our supply chain, and clinical trial progress, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic and future waves of infection, including the spread of variants of the virus, the availability, adoption and effectiveness of vaccines and treatments, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets.

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

This lengthy approval process as well as the unpredictability of future clinical trial results may prevent us from obtaining regulatory approval to market any of our product candidates, which would significantly harm our business. In addition, disruptions caused by COVID-19 may increase the likelihood that we encounter such difficulties or delays in obtaining regulatory review and approval. Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

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
•
our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs (or IECs) to suspend or terminate the trials; or
•
the effects of COVID-19.

If we are required to conduct additional clinical trials or other testing of any of our product candidates that we develop beyond those that we contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

If Fujifilm UK, Fujifilm USA, or any alternate supplier of an active pharmaceutical ingredient, or any supplier of finished drug product for our product candidates, experiences any significant difficulties in its respective manufacturing processes, does not comply with the terms of its agreement with us or does not devote sufficient time, energy and care to providing our manufacturing needs, we may experience delays. Moreover, as a result of COVID-19, third-party manufacturers may be affected, which could disrupt their activities and, as a result, we could face difficulty sourcing key components necessary to produce supply of our product candidates. As a result, we could experience significant interruptions in the supply of our product candidates, which could impair our ability to supply our product candidates at the levels required for our clinical trials or commercialization and prevent or delay its successful development or commercialization.

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

Even if any of our product candidates that we develop is approved by the appropriate regulatory authorities for marketing and sale, physicians may not prescribe the approved product. Market acceptance of any of our product candidates that we develop by physicians, patients and payors will depend on a number of factors, many of which are beyond our control, including:

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

Market acceptance and sales of any of our product candidates that we develop will depend on coverage and reimbursement policies and may be affected by health care reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for any of our product candidates that we develop. Also, we cannot be sure that the amount of reimbursement available, if any, will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any of our product candidates that we develop.

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

We expect to experience pricing pressures in connection with the sale of any of our product candidates that we develop, due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain coverage and reimbursement for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

We currently have no marketing and sales organization and have no experience in marketing drug products. If we are unable to establish our own marketing and sales capabilities, or enter into agreements with third parties, to market and sell our products after they are approved, we may not be able to generate revenues.

We do not have the capabilities to market, sell and distribute any of our drug products. In order to commercialize any products, we must develop these capabilities on our own or make arrangements with third parties for the marketing, sales and distribution of our products. The establishment and development of our own sales force would be expensive and time consuming and could delay any product launch, and we cannot be certain that we would be able to successfully develop this capability. As a result, we may seek one or more third parties to handle some or all of the sales, marketing or distribution for any of our product candidates in the United States or elsewhere. However, we may not be able to enter into arrangements with third parties to sell any of our product candidates on favorable terms or at all. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize any of our product candidates that we develop, which would negatively impact our ability to generate product revenues. Further, whether we commercialize products on our own or rely on a third party to do so, our ability to generate revenue will be dependent on the effectiveness of the sales force. In addition, to the extent we rely on third parties to commercialize our approved products, we may likely receive less revenues or profits than if we commercialized these products ourselves.

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

Any of our product candidates that we develop and the activities associated with their development and commercialization, including their design, testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, importation and exportation are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any product from regulatory authorities in any jurisdiction. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidate that we develop may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 environment, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the spread of COVID-19. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

•
business interruptions resulting from geo-political actions, including war and terrorism, epidemics or natural disasters including earthquakes, typhoons, floods and fires; and
•
failure to comply with the rules and regulations of the Office of Foreign Asset Control, the Foreign Corrupt Practices Act and other applicable anti-bribery rules and regulations in other jurisdictions.

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

Furthermore, in light of our 2022 reduction in headcount as part of our restructuring program as described below, we may find it difficult to maintain valuable aspects of our culture, to prevent a negative effect on employee morale or attrition beyond our planned reduction in headcount, and to attract competent personnel who are willing to embrace our culture in the future. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We may not be able to retain the services of any members of our senior management or other key employees. If we do not succeed in retaining and motivating existing employees or attracting well-qualified employees in the future, our business, financial condition and results of operations could be materially and adversely affected.

We may not successfully execute or achieve the expected benefits of our 2022 restructuring program and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations.

On July 29, 2022, we implemented a restructuring plan to reduce costs and align resources with the Company’s anticipated product development milestones for exebacase and CF-370 and to help preserve the value of the Company’s drug discovery operations, resulting in a reduction to our workforce of 16 employees, or 37% of our headcount prior to the reduction and the suspension of IV exebacase manufacturing activities. The reduction included the resignation of Cara Cassino, M.D. as Chief Medical Officer and Executive Vice President of Research and Development of the Company. We recognized a restructuring charge in the third quarter of 2022 of $7.7 million, including $1.6 million related to employee termination costs, including severance, health benefits and other related expenses from the workforce reduction, and $6.1 million from the write-off of prepaid manufacturing costs, which will result in future cash expenditures of up to $3.4 million as of June 30, 2023.

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

There has been significant volatility in the market price and trading volume of equity and derivative securities, which is unrelated to the financial performance of the companies issuing the securities, including due to the effects of COVID-19 and the recent failure of certain financial institutions. In addition, equity markets have experienced significant price and volume fluctuations that have affected the market prices for the securities of biotechnology and also newly public companies for a number of reasons, including reasons that may be unrelated to the business or operating performance of the companies. These broad market fluctuations may negatively affect the market price of our common stock.

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

We may not meet certain of Nasdaq Capital Market’s continued listing requirements and other Nasdaq rules upon the filing of this Quarterly Report on Form 10-Q. If we are unable to comply with the continued listing requirement for listing on Nasdaq, we are likely to be delisted. Delisting could negatively affect the price of our common stock, which could make it more difficult for us to sell securities in a future financing or for you to sell our common stock.

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

On November 22, 2022, we received an expected letter from The Nasdaq Stock Market LLC (“Nasdaq”), referred to herein as the Nasdaq Staff Deficiency Letter, indicating that our stockholders’ deficit as reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2022, did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1) (the “Rule”) for the Nasdaq Capital Market, which requires that a listed company’s stockholders’ equity be at least $2.5 million. On July 21, 2023, we received notice from Nasdaq that we had regained compliance with the Rule (the “Compliance Notice”). However, the Company expects that it may not comply with the Rule upon filing of this Quarterly Report on Form 10-Q. In the Compliance Notice, Nasdaq indicated that if the Company fails to comply with the Rule within one year of the Compliance Notice, the Company would receive a Delist Determination Letter. The Company expects to have the ability to appeal any Delist Determination Letter.

We continue to evaluate various alternative courses of action to be compliant with the continued listing requirement under the Rule for the Nasdaq Capital Market. However, there can be no assurance that we will be able to satisfy the Nasdaq Capital Market’s continued listing requirements in the future.

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

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of August 10, 2023, we have approximately 10.7 million shares of common stock outstanding, of which substantially all are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 7.0 million shares of our common stock outstanding as of August 10, 2023.

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

In the ordinary course of our business, we store sensitive data, including intellectual property, proprietary business information and personally identifiable information, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack and damage or interruption from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error (e.g., social engineering, phishing), fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of COVID-19 and the current conflict between Russia and Ukraine, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

We depend on a number of third parties in relation to the operation of our business (including clinical research organizations), a number of which process personal data on our behalf. There is no assurance that our own privacy and security-related safeguards and/or any contractual measures that we enter into with these providers will protect us from the risks associated with the third-party processing, storage and transmission of such information. Any violation of data or security laws by our third-party processors could have a materi al adverse effect on our business and result in the fines and penalties outlined below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Other than sales previously reported in the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2023, the Company did not sell any unregistered securities during the period covered by this report.

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

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q (File No. 001-36577) filed with the SEC on November 13, 2020)

4.1	Form of Class C Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-3657) filed with the SEC on June 27, 2023)

4.2	Form of Class D Common Stock Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (File No. 001-3657) filed with the SEC on June 27, 2023)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContraFect Corporation
Date: August 14, 2023	By:	/s/ Roger J. Pomerantz, M.D., F.A.C.P.
Roger J. Pomerantz, M.D., F.A.C.P.
President and Chief Executive Officer
Date: August 14, 2023	By:	/s/ Michael Messinger
Michael Messinger
Chief Financial Officer (Principal Financial Officer)