Form 10-Q
period 2023-09-30
CONTRAFECT Corp
filed 2023-11-14
CIK 1478069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	CFRX	Nasdaq Capital Market*

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

The number of shares of the registrant’s Common Stock outstanding as of November 10, 2023 was 10,704,803.

* As previously reported, effective November 9, 2023, the registrant’s common stock has been suspended from trading on the Nasdaq Capital Market. The registrant expects that its shares will be delisted from the Nasdaq Capital Market after the Nasdaq Stock Market LLC files a Form 25-NSE with the SEC and the registrant’s common stock will no longer be registered pursuant to Section 12(b) of the Act following the effectiveness of such filing. The registrant’s common stock is currently being quoted on the OTC Pink Open Market under the symbol “CFRX”.

CONTRAFECT CORPORATION

FORWARD LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, our ability to continue as a going concern, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “targets”, “may”, “plans”, “projects”, “potential”, “will”, “would”, “could” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All such forward-looking statements involve significant risks and uncertainties, including, but not limited to, statements regarding:

•
our efforts to seek financial and strategic alternatives and, if we are unsuccessful in such efforts, the possibility that our Board of Directors may determine to place us in bankruptcy or other dissolution proceedings;
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
continued trading of our common stock;
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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
We have a need for substantial additional funding. If we are unable to raise capital soon, we could be forced to delay, reduce or eliminate our product development programs, or place the Company into bankruptcy or dissolution.
•
Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.
•
The suspension and anticipated delisting of our common stock from The Nasdaq Capital Market and our trading on the OTC Pink Open Market are expected to result in a more limited market and lack of liquidity for our securities and may make it more difficult to raise funds on terms acceptable to us, or at all.
•
We currently have no source of product revenue and have not yet generated any revenues from product sales.
•
We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
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

ii

CONTRAFECT CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTRAFECT CORPORATION

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$5,413	$8,907
Marketable securities	—	4,775
Prepaid expenses	1,095	1,382
Other current assets	12	2,642
Total current assets	6,520	17,706
Property and equipment, net	511	627
Operating lease right-of-use assets	1,989	2,241
Other assets	105	105
Total assets	$9,125	$20,679
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$8,179	$13,671
Accrued and other current liabilities	3,464	6,498
Current portion of lease liabilities	680	671
Total current liabilities	12,323	20,840
Warrant liabilities	652	9,299
Long-term portion of lease liabilities	1,873	2,210
Other liabilities	38	182
Total liabilities	14,886	32,531
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 125,000,000 shares authorized, 10,704,803 and 594,983 shares outstanding at September 30, 2023 and December 31, 2022	1	1
Additional paid-in capital	334,243	313,884
Accumulated other comprehensive loss	—	(32)
Accumulated deficit	(340,003)	(325,705)
Total stockholders’ deficit	(5,759)	(11,852)
Total liabilities and stockholders’ deficit	$9,125	$20,679

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$3,869	$10,814	$14,034	$40,299
General and administrative	2,808	3,366	9,476	9,886
Restructuring	—	7,719	—	7,719
Total operating expenses	6,677	21,899	23,510	57,904
Loss from operations	(6,677)	(21,899)	(23,510)	(57,904)
Other income (expense):
Interest income, net	109	9	310	64
Other expense	—	—	(96)	—
Change in fair value of warrant liabilities	1,209	4,823	8,998	2,527
Total other income	1,318	4,832	9,212	2,591
Net loss	$(5,359)	$(17,067)	$(14,298)	$(55,313)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.50)	$(34.72)	$(2.57)	$(112.51)
Basic and diluted weighted average shares outstanding	10,704,803	491,626	5,559,348	491,626

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(5,359)	$(17,067)	$(14,298)	$(55,313)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	—	73	32	(56)
Comprehensive loss	$(5,359)	$(16,994)	$(14,266)	$(55,369)

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Stockholders’ (Deficit) Equity

(unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount
Balance, December 31, 2022	594,983	$1	$313,884	$(32)	$(325,705)	$(11,852)
Issuance of securities in registered offering	128,000	—	10,000	—	—	10,000
Financing cost of sale of securities	—	—	(883)	—	—	(883)
Issuance of common stock for exercise of pre-funded warrants	842,937	—	5	—	—	5
Stock-based compensation	—	—	932	—	—	932
Unrealized gain on marketable securities	—	—	—	32	—	32
Net loss	—	—	—	—	(1,371)	(1,371)
Balance, March 31, 2023	1,565,920	$1	$323,938	$—	$(327,076)	$(3,137)
Issuance of common stock for exercise of pre-funded warrants	2,104,000	—	—	—	—	—
Issuance of common stock for exercise of warrants	7,034,883	—	7,774	—	—	7,774
Financing cost of warrant inducement and exercise	—	—	(414)	—	—	(414)
Reversal of warrant liability due to exercise of warrants	—	—	1,442	—	—	1,442
Stock-based compensation	—	—	795	—	—	795
Net loss	—	—	—	—	(7,568)	(7,568)
Balance, June 30, 2023	10,704,803	$1	$333,535	$—	$(334,644)	$(1,108)
Stock-based compensation	—	—	708	—	—	708
Net loss	—	—	—	—	(5,359)	(5,359)
Balance, September 30, 2023	10,704,803	$1	$334,243	$—	$(340,003)	$(5,759)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ (Deficit) Equity
	Shares	Amount
Balance, December 31, 2021	491,626	$1	$310,011	$(84)	$(260,552)	$49,376
Stock-based compensation	—	—	919	—	—	919
Unrealized loss on marketable securities	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	(20,157)	(20,157)
Balance, March 31, 2022	491,626	$1	$310,930	$(224)	$(280,709)	$29,998
Stock-based compensation	—	—	965	—	—	965
Unrealized gain on marketable securities	—	—	—	11	—	11
Net loss	—	—	—	—	(18,089)	(18,089)
Balance, June 30, 2022	491,626	$1	$311,895	$(213)	$(298,798)	$12,885
Stock-based compensation	—	—	1,006	—	—	1,006
Unrealized gain on marketable securities	—	—	—	73	—	73
Net loss	—	—	—	—	(17,067)	(17,067)
Balance, September 30, 2022	491,626	$1	$312,901	$(140)	$(315,865)	$(3,103)

See accompanying notes.

CONTRAFECT CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(14,298)	$(55,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	120	115
Stock-based compensation expense	2,436	2,890
Issuance costs allocated to warrants	96	—
Change in fair value of warrant liabilities	(8,998)	(2,527)
Net amortization of premium on marketable securities	57	556
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current and non-current assets	2,857	6,709
(Decrease) increase in accounts payable, accrued and other liabilities	(7,888)	11,564
Net cash used in operating activities	(25,618)	(36,006)
Cash flows from investing activities
Proceeds from maturities of marketable securities	4,750	21,531
Sales of marketable securities	—	2,504
Purchases of property and equipment	(20)	(19)
Net cash provided by investing activities	4,730	24,016
Cash flows from financing activities
Proceeds from issuance of securities	19,567	—
Payment of financing costs of securities sold	(1,393)	—
Repayments of insurance premium financing	(785)	—
Proceeds from the exercise of pre-funded warrants	5	—
Net cash provided by financing activities	17,394	—
Net increase (decrease) in cash and cash equivalents	(3,494)	(11,990)
Cash and cash equivalents at beginning of period	8,907	16,654
Cash and cash equivalents at end of period	$5,413	$4,664
Supplemental schedule of cash flow information
Issuance of warrants to purchase common stock	$1,793	$—
Cash paid for interest	$21	$—
Supplemental schedule of non-cash financing activities
Insurance premium financing	$900	$—

See accompanying notes.

CONTRAFECT CORPORATION

Notes to Unaudited Consolidated Financial Statements

September 30, 2023

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

The Company has incurred recurring losses since inception as a research and development organization and has an accumulated deficit of $340.0 million as of September 30, 2023. For the nine months ended September 30, 2023, the Company used $25.6 million of cash in operations. The Company has relied on its ability to fund its operations through public and private debt and equity financings, and, to a lesser extent, grant funding and government contracts. The Company expects operating losses and negative cash flows to continue at significant levels in the future to the extent it continues to advance its programs. As of September 30, 2023, the Company had $5.4 million in cash, cash equivalents and marketable securities, which, without additional funding, the Company believes will not be sufficient to meet its obligations soon after the date of issuance of these consolidated financial statements. The Company's future viability is dependent on its ability to fund its operations through public or private debt and equity financings, but there can be no assurances that such financing will continue to be available to the Company on satisfactory terms, or at all, particularly in light of the suspension from trading of the Company's common stock on the Nasdaq Capital Market. As such, management has not considered the potential for future capital raises in its assessment of the Company’s ability to meet its obligations for the next twelve months, and substantial doubt exists about the Company’s ability to continue as a going concern for twelve months from the date the financial statements were issued. If the Company is unable to obtain funding in the near-term, the Company would be forced to delay, further reduce its workforce or reduce or eliminate its research and development programs, which could adversely affect its business prospects, or the Company may be unable to continue operations or continue as a going concern.

The Company has sought a strategic partnership or collaboration with one or more parties and has also sought other financial and strategic alternatives. To date, the Company has continued research and development activities while managing its cash position. However, the Company requires additional resources in order to continue as a going concern. The Company can provide no assurance that it will be successful in obtaining additional resources to improve its financial condition. If the Company is unable to obtain additional resources soon, the Company’s Board of Directors is likely to determine to place the Company into bankruptcy or other dissolution proceedings.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited consolidated financial statements, including all related disclosures, included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 31, 2023. There have been no material changes to the complete listing of significant accounting policies as described in Note 2 thereof.

In the opinion of management, the unaudited financial information as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Marketable Securities

Marketable securities consist of investments in corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. The Company classifies marketable securities available to fund current operations as current assets on its consolidated balance sheets. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. Marketable securities, together with accrued interest receivable, net of any allowance for credit losses, are recorded at fair value on the consolidated balance sheet, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ deficit and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in interest income in the consolidated statement of operations on a specific-identification basis. There were no realized gains or losses on sales of marketable securities for the nine months ended September 30, 2023 or 2022. The Company held no marketable securities as of September 30, 2023. There were no marketable securities that had been in an unrealized loss position for more than 12 months as of December 31, 2022.

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

The Company recognizes a receivable in other current assets with a related reduction in its research and development expenses when the actual reimbursable costs have been incurred and the Company has complied with the conditions of the applicable government contract or grant agreement and the amounts will be received. The Company recognized a reduction to its research and development expense in the amount of less than $0.1 million and $0.9 million for the three months ended September 30, 2023 and 2022, and $3.2 million and $5.2 million for the nine months ended September 30, 2023 and 2022, respectively. The receivable for government contracts and grant agreements as of September 30, 2023 and December 31, 2022 was less than $0.1 million and $2.6 million, respectively. The Company has $2.0 million of committed grant agreement funding remaining as of September 30, 2023.

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

The Company held no marketable securities as of September 30, 2023.

Marketable securities at December 31, 2022 consisted of the following (in thousands):

Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt	$4,807	$—	$(32)	$4,775

Corporate debt includes obligations issued by investment-grade corporations. At December 31, 2022, the Company held only investments that have maturities of less than one year.

4. Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurement as of September 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$4,086	$—	$—
Marketable securities	—	—	—
Warrant liabilities	—	—	652
Total	$4,086	$—	$652

	Fair Value Measurement as of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$7,596	$—	$—
Marketable securities	4,775	—	—
Warrant liabilities	—	—	9,299
Total	$12,371	$—	$9,299

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

On June 27, 2023, the Company issued the Class C Warrant pursuant to the Inducement Agreement and determined that this warrant should be classified as a liability and considered as a Level 3 financial instrument (see also Note 9, “Capital Structure”). The Class C Warrant was re-measured at each subsequent reporting period and the changes in fair value have been recognized in the consolidated statement of operations. The following assumptions were used in a Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	As of September 30, 2023	At Issuance
Expected volatility	130.0%	129.1%
Remaining contractual term (in years)	5.17	5.25
Risk-free interest rate	4.60%	4.02%
Expected dividend yield	— %	— %

Warrant liabilities

The following tables present a reconciliation of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$1,861	$4,826	$9,299	$2,530
Issuance of Class C Warrant	—	—	1,793	—
(Decrease) increase in fair value (1)	(1,209)	(4,823)	(8,998)	(2,527)
Exercise of underlying warrants (2)	—	—	(1,442)	—
Balance at end of period	$652	$3	$652	$3

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

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation costs	$1,583	$1,676
Accrued professional fees	928	970
Accrued research and development service fees	723	3,443
Accrued insurance and facilities operation expenses	207	252
Other accrued expenses	23	157
Total accrued and other current liabilities	$3,464	$6,498

In February 2023, the Company entered into a financing agreement for $0.9 million for a portion of the Company’s annual directors and officers insurance premiums. The balance is due in monthly installments over eight months with an annual interest rate of 6.25%. The remaining balance was $0.1 million as of September 30, 2023 and is included in accounts payable on the consolidated balance sheet.

6. Net Loss Per Share of Common Stock

Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding, including the weighted average effect of the pre-funded warrants the Company issued in connection with the 2022 and 2023 Offerings, the exercise of which requires nominal consideration for the delivery of shares of common stock. As such, the Company has considered the 574,937 common shares underlying the pre-funded warrants that were unexercised as of December 31, 2022 to be outstanding beginning on January 1, 2023 for the purposes of calculating basic EPS. There were no pre-funded warrants outstanding as of September 30, 2023.

The following table sets forth the computation of basic and diluted net loss per share for common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(5,359)	$(17,067)	$(14,298)	$(55,313)
Weighted average shares of common stock outstanding	10,704,803	491,626	5,559,348	491,626
Net loss per share of common stock—basic and diluted	$(0.50)	$(34.72)	$(2.57)	$(112.51)

The following potentially dilutive securities outstanding at September 30, 2023 and 2022 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	September 30,
	2023	2022
Options to purchase common stock	79,582	56,442
Warrants to purchase common stock	7,034,883	116,569
Total	7,114,465	173,011

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

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

Description	September 30, 2023	December 31, 2022
Operating lease liabilities:
Current portion of lease liabilities	$680	$671
Long-term portion of lease liabilities	$1,873	$2,210

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

As of September 30, 2023, the maturities of our operating lease liabilities were as follows (in thousands):

Amount
October 1, 2023—December 31, 2023	$177
Year ending December 31:
2024	721
2025	736
2026	750
2027	702
Total lease payments	3,086
Less: Present value adjustment	(533)
Operating lease liabilities	$2,553

Lease costs under the terms of the Company’s leases for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost (1)	$151	$154	$451	$460
Variable lease costs (2)	47	66	98	147
Total lease cost	$198	$220	$549	$607

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

In consideration for the licenses, the Company paid Rockefeller license initiation fees in cash and stock. The Company is currently required to pay $0.2 million each year until the licenses terminate. Depending on the success of its programs, the Company may also incur regulatory milestone payments up to a total of $5.0 million and royalties of up to 5% on net sales from products to

Rockefeller. The Company is allowed to grant sublicenses to third parties without prior approval, subject to certain conditions and the payment of a certain percentage of all payments we receive from sublicensees. There were no milestone, royalty or sublicense payments made during the three or nine months ended September 30, 2023 or 2022. The Company has made total milestone payments under the CF-301 License of $0.8 million as of September 30, 2023.

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

The restructuring costs were included in accounts payable and accrued and other current liabilities. Activity for the three and nine months ended September 30, 2023 is summarized as follows (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Balance at beginning of period	$3,612	$7,143
Payments made	(2,215)	(5,746)
Balance at end of period	$1,397	$1,397

As of September 30, 2023, the Company had $1.4 million remaining in accounts payable and accrued and other current liabilities, which the Company expects to be paid by the end of the first quarter of 2024.

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

Common Stock

As of September 30, 2023, the Company was authorized to issue 125,000,000 shares of common stock.

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

Dividends

The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. As of September 30, 2023, no dividends have been declared or paid on the Company’s common stock since inception.

Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Outstanding pre-funded warrants to purchase common stock	—	574,937
Outstanding options to purchase common stock	79,582	55,565
Outstanding warrants to purchase common stock	7,034,883	2,151,451
For future issuance under the 2014 Omnibus Incentive Plan	1,099	1,317
For future issuance under the 2021 Employment Inducement Plan	12,375	12,375
	7,127,939	2,795,645

10. Stock Warrants

As of September 30, 2023 and December 31, 2022, the Company had warrants to purchase the underlying common stock outstanding as shown in the table below.

	September 30, 2023	December 31, 2022
Class C Warrants	1,406,977	—
Class D Warrants	5,627,906	—
2022 Warrants	—	2,034,883
2020 Warrants	—	110,248
Pfizer Warrant	—	6,320
Warrants to purchase common stock	7,034,883	2,151,451
Weighted-average exercise price per share	$1.36	$31.00

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

2022 Employee Stock Purchase Plan

In March 2022, the Company’s board of directors adopted the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP was approved by the Company’s shareholders on May 17, 2022. The 2022 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. One component of the 2022 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, whereas the other component authorizes the grant of rights which need not qualify as rights granted pursuant to an “employee stock purchase plan” under Section 423. The number of shares of common stock initially available for issuance under the 2022 ESPP was 10,000 shares of common stock. As of September 30, 2023, no purchase rights were outstanding under the 2022 ESPP.

Under the 2022 ESPP, employees may purchase common stock through after-tax payroll deductions. In the absence of a contrary designation, the purchase price will be 85% of the lower of the fair market value of our common stock on the first trading day of an offering period or the last trading day of an offering period.

The Company recognized compensation expense for stock-based compensation based on the fair value of the underlying instrument. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of stock option activity for the nine months ended September 30, 2023, is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2022	55,565	$548.79
Granted	25,188	5.02
Exercised	—	—
Expired	(1,046)	1,763.01
Forfeited	(125)	19.20
Options outstanding at September 30, 2023	79,582	359.68	7.82	$—
Vested and exercisable at September 30, 2023	45,793	$532.87	7.04	$—

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. There were no options granted during the three months ended September 30, 2023. The weighted average grant date fair value of options granted during the three months ended September 30, 2022 was $24.00, and during the nine months ended September 30, 2023 and 2022 was $5.02 and $244.80, respectively. Total compensation expense recognized amounted to $0.7 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, and $2.4 million and $2.9 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the total remaining unrecognized compensation cost related to unvested stock options was approximately $2.2 million which will be recognized over a weighted average period of approximately 1.7 years.

The following assumptions were used to compute the fair value of stock options granted during the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk free interest rate	—	3.00%	4.00%	2.23%
Expected dividend yield	—	—	—	—
Expected term (in years)	—	5.44	6.06	5.91
Expected volatility	—	99.5%	102.1%	91.9%

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

We have never been profitable and our losses from operations were $14.3 million, $64.6 million and $47.3 million for the nine months ended September 30, 2023 and the years ended December 31, 2022 and 2021, respectively. As of September 30, 2023, we had an accumulated deficit of $340.0 million. For the nine months ended September 30, 2023, the Company used $25.6 million of cash in operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect the expenses for each program to increase as candidates advance through preclinical activities and clinical trials to seek regulatory approval. Accordingly, we need additional financing in the near-term to support our continuing operations and to continue as a going concern. We have sought to fund our operations through public or private equity, debt financings, equity-linked financings, collaborations, strategic alliances or transactions, licensing arrangements, research grants or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all, particularly in light of the Trial Closure (as defined below), the substantial decline in the price of our common stock and the suspension from trading of our common stock on Nasdaq. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Without additional funding, the Company believes it will not have sufficient funds to meet its obligations soon after the date of issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recent substantial decline in the price per share of our common stock and the suspension from trading of our common stock on Nasdaq will likely make it more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. We will need to generate significant revenues to achieve profitability, and we may never do so.

In addition, we have sought a strategic partnership or collaboration with one or more parties and also have sought other financial and strategic alternatives. To date, we have continued research and development activities while managing our cash position. However, we require additional resources to continue as a going concern. We can provide no assurance that will successfully obtain additional resources to improve our financial condition. If we are unable to obtain additional resources soon, our Board of Directors is likely to determine to place the Company into bankruptcy or other dissolution proceedings.

On August 15, 2023, the Nasdaq staff (the "Staff") informed us that, based on our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, we did not meet the $2.5 million minimum stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”), or any other alternatives available for continued listing on the Nasdaq Capital Market, and therefore the Staff had determined to delist our common stock from the Nasdaq Capital Market (the "Staff Determination"). The Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Staff Determination.

In addition, on September 21, 2023, we were separately notified by the Staff in a Staff deficiency letter that, for the last thirty consecutive business days prior to the letter, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had been provided an initial period of 180 calendar days, or until March 19, 2024, to regain compliance. The letter stated that the Staff will provide written notification that we have achieved compliance with Rule 5550(a)(2) if at any time before March 19, 2024, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days.

On November 7, 2023, the Company received a determination letter (the “Delisting Notification”) from the Nasdaq Hearings Advisor stating that the Panel has determined to delist the Company’s common stock, par value $0.0001 per share (the “Common Stock”) from the Nasdaq Capital Market, and Nasdaq suspended trading in the Company’s Common Stock, effective at the opening of trading on November 9, 2023, because the Company has not demonstrated compliance with the Minimum Stockholders’ Equity Requirement, does not meet any of the alternative requirements under Nasdaq Listing Rule 5550(b) and has failed to demonstrate that additional time to regain compliance is appropriate.

Pursuant to the Delisting Notification, the Company has a period of 15 days from the date of the Delisting Notification to submit a written request for a review of the Panel’s delisting determination by the Nasdaq Listing and Hearing Review Council (the “Listing Council”). Unless the Company submits a timely request for the Listing Council’s review of the Panel’s delisting determination, the Company expects that a Form 25-NSE will be filed with the Securities and Exchange Commission (“SEC”), which would remove the Company’s securities from listing and registration on Nasdaq. The Company does not intend to file an appeal of the Panel’s determination. Accordingly, the Company expects that its Common Stock will be delisted from Nasdaq after the Form 25-NSE is filed with the SEC. Effective November 9, 2023, during the suspension of trading on and upon delisting from The Nasdaq Capital Market, the Company’s Common Stock will trade on OTC Pink Open Market under the symbol “CFRX.”

Trading on the OTC Pink Open Market is expected to cause our stockholders’ ability to trade, or obtain quotations of the market value of our common stock to be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. When our common stock is delisted from the Nasdaq Capital Market, there can be no assurance that our securities will be listed on a national securities exchange or a national quotation service in the future. Delisting from the Nasdaq Capital Market may make it more difficult for us to raise additional capital, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence. For additional information regarding risks associated with potential delisting, see Part II, Item 1A, “The potential delisting of our common stock from The Nasdaq Capital Market and our trading on the OTC Pink Open Market is expected to result in a more limited market and lack of liquidity for our securities and may make it more difficult to raise funds on terms acceptable to us, or at all.”

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

On September 30, 2022, we submitted a Clinical Trial Authorization (“CTA”) with the French National Agency for the Safety of Medicines and Health Products (“ANSM”) for the study of intra-articular exebacase in patients with chronic prosthetic joint infections of the knee due to S. aureus or coagulase-negative Staphylococci (“CoNS”). The CTA was approved by ANSM in November 2022 and, following IRB/EC approval of the study protocol, we initiated dosing of patients. We expect to report interim clinical data from the first cohort of patients in the first half of 2024, subject to our ability to raise additional capital.

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

We have studied CF-370 in multiple animal models with external organizations with both sensitive and resistant strains and using CF-370 in addition to either amikacin (“AMK”) or meropenem, demonstrating the superiority of the combination of CF-370 with SOC antibiotics. We believe the results from these studies provide in vivo proof-of-concept for CF-370 as a potential treatment for pulmonary infections caused by gram-negative pathogens and for direct lytic agents as a potential new modality to combat the threat of multidrug-resistant gram-negative pathogens. We submitted an Investigational New Drug Application (“IND") to the FDA in the third quarter of 2023 and, on October 12, 2023, we were notified by the FDA that we were allowed to proceed with phase 1 clinical studies of CF-370 in healthy volunteers. We expect to initiate the phase 1 clinical study of CF-370 in the fourth quarter of 2024, subject to our ability to raise additional capital.

To date, a large portion of our research and development work has related to the establishment of our platform technologies, the advancement of our research projects to discovery of clinical candidates, manufacturing and preclinical testing of our clinical candidates and clinical testing of exebacase. We currently expect to focus the majority of our research and development resources on the exebacase and CF-370 programs. As our pipeline progresses, we are able to leverage our employee and infrastructure resources across multiple development and research programs. We recorded approximately $3.9 million and $10.8 million of research and development expenses for the three months ended September 30, 2023 and 2022 and $14.0 million and $40.3 million, respectively, for the nine months ended September 30, 2023 and 2022, respectively. A breakdown of our research and development expenses by category is shown below. We do not currently utilize a formal time or laboratory project expense allocation system to allocate employee-related expenses, laboratory costs or depreciation to any particular project. Accordingly, we do not allocate these expenses to individual projects or product candidates. However, we do allocate some portions of our research and development expenses in the product development, external research and licensing and professional fees categories to exebacase and CF-370 as shown below.

The following table summarizes our research and development expenses by category for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product development	$1,299	$8,634	$9,923	$33,650
Personnel related	1,205	1,472	3,788	6,282
Professional fees	688	760	1,650	2,895
Laboratory costs	417	470	1,133	1,559
Stock-based compensation	230	258	692	788
External research and licensing costs	33	78	85	325
Expenses reimbursed by grants	(3)	(858)	(3,237)	(5,200)
Total research and development expense	$3,869	$10,814	$14,034	$40,299

The following table summarizes our research and development expenses by program for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
CF-370	$1,079	$1,670	$3,351	$5,935
Exebacase	836	7,601	7,906	30,085
Other research and development	522	671	1,534	2,408
Personnel related and stock-based compensation	1,435	1,730	4,480	7,071
Expenses reimbursed by grants	(3)	(858)	(3,237)	(5,200)
Total research and development expense	$3,869	$10,814	$14,034	$40,299

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

If we are not successful in obtaining substantial additional funding or entering into a strategic collaboration in the near term, we will likely undertake further restructuring actions or workforce reductions, including a potential reduction in force of all or nearly all employees. These types of restructuring and cost reduction activities are complex and may result in unintended consequences and costs, including decreased employee morale, loss of institutional knowledge and expertise, and potential impacts on our ability to maintain accurate and timely financial reporting and effective internal controls. They could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel.

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

During the nine-month period ended September 30, 2023, there have been no material changes to our critical accounting estimates from the information provided in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed by us with the SEC on March 31, 2023.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Dollar Change	2023	2022	Dollar Change
Operating expenses:
Research and development	$3,869	$10,814	$(6,945)	$14,034	$40,299	$(26,265)
General and administrative	$2,808	$3,366	$(558)	$9,476	$9,886	$(410)
Restructuring	$—	$7,719	$(7,719)	$—	$7,719	$(7,719)
Other income, net	$1,318	$4,832	$(3,514)	$9,212	$2,591	$6,621

Comparison of Three Months Ended September 30, 2023 and 2022

Research and Development Expenses

Research and development expenses were $3.9 million for the three months ended September 30, 2023 compared with $10.8 million for the three months ended September 30, 2022, a decrease of $6.9 million. This decrease was primarily attributable to significant reductions in expenditures, including a decrease of $4.4 million on external clinical research organizations ("CROs"), a decrease of $1.6 million on chemistry, manufacturing and controls ("CMC") activities for exebacase and a decrease of $1.4 million on preclinical studies of exebacase and CF-370. Finally, there was a $0.9 million decrease in the reimbursable expenditures under our BARDA contract, partially offsetting the overall decrease.

General and Administrative Expenses

General and administrative expenses were $2.8 million for the three months ended September 30, 2023, compared with $3.4 million for the three months ended September 30, 2022, a decrease of $0.6 million. This was due primarily to a decrease of $0.3 million in personnel costs and related expenses and a decrease of $0.3 million in legal fees and consulting expenses.

Restructuring

There were no restructuring expenses for the three months ended September 30, 2023, compared with $7.7 million for the three months ended September 30, 2022, a decrease of $7.7 million. Restructuring expenses for the prior year period were primarily comprised of $1.6 million of severance and other employee costs and a $6.1 million write-off of prepaid manufacturing costs. For further information, refer to Note 8, “Restructuring” to the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other Income, net

Other income was $1.3 million for the three months ended September 30, 2023 compared with $4.8 million for the three months ended September 30, 2022, a decrease of $3.5 million. The decrease in other income was due primarily to the non-cash gain of $1.2 million in the current year period compared to $4.8 million in the prior year period, resulting from the change in fair value of our warrant liabilities in each reporting period.

Comparison of Nine Months Ended September 30, 2023 and 2022

Research and Development Expenses

Research and development expenses were $14.0 million for the nine months ended September 30, 2023 compared with $40.3 million for the nine months ended September 30, 2022, a decrease of $26.3 million. This decrease was primarily attributable to significant reductions in expenditures, including a decrease of $10.6 million on the CMC activities for exebacase, a decrease of $9.3 million on CROs to support the continued closure of the study and completion of the clinical study report for the Phase 3 DISRUPT study of exebacase, a decrease of $3.9 million on preclinical studies of exebacase and CF-370 and a decrease of $2.9 million on headcount and related operating costs as a result of the reduction of the Company’s workforce in the third quarter of 2022. Additionally, there was a $1.2 million reduction in the cost of external consultants who were no longer needed to support late-stage development activities for exebacase. Finally, there was an $2.0 million decrease in the reimbursable expenditures under our BARDA contract, partially offsetting the overall decrease.

General and Administrative Expenses

General and administrative expenses were $9.5 million for the nine months ended September 30, 2023, compared with $9.9 million for the nine months ended September 30, 2022, an decrease of $0.4 million. This was due primarily to a decrease of $0.4 million in legal fees and consulting expenses.

Restructuring

There were no restructuring expenses for the nine months ended September 30, 2023, compared with $7.7 million for the nine months ended September 30, 2022, a decrease of $7.7 million. Restructuring expenses for the prior year period were primarily comprised of $1.6 million of severance and other employee costs and a $6.1 million write-off of prepaid manufacturing costs. For further information, refer to Note 8, “Restructuring” to the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other Income, net

Other income was $9.2 million for the nine months ended September 30, 2023, compared with $2.6 million for the nine months ended September 30, 2022, an increase in income of $6.6 million. The increase in other income was due primarily to the non-cash gain of $9.0 million in the current year period compared to $2.5 million in the prior year period, both resulting from the change in fair value of our warrant liabilities in each reporting period.

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

Since the date of our IPO, we have funded our operations through the sale of registered securities for gross proceeds of $274.8 million, $19.2 million from the exercise of warrants, $26.0 million from the sale of securities in private placements and the receipt of $32.6 million of funding from grant agreements and government contracts. See a summary of our recent equity offerings described above under “Overview”.

As of September 30, 2023, we had $5.4 million in cash and cash equivalents which we do not believe will be sufficient to meet our obligations soon after the date of issuance of our consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Combined with our accumulated deficit and our forecasted cash expenditures, these factors raise substantial doubt about our ability to continue as a going concern in the near-term and we may be forced to sell or liquidate our business.

As such, under the requirements of Accounting Standard Codification (“ASC”) 205-40, we may not consider the potential for future capital raises in our assessment of our ability to meet our obligations for the next twelve months. We plan to continue to fund our operations through public or private debt and equity financings, but there can be no assurances that such financing will continue to be available to us on acceptable terms, or at all, particularly in light of the Trial Closure, the recent substantial decline in the price of our common stock, the suspension from trading of the Company's common stock on the Nasdaq Capital Market, and the terms of any public or private offerings of stock could be significantly dilutive to existing stockholders. In 2022, we implemented a restructuring plan, as described above to reduce costs and align resources with our anticipated product development milestones for exebacase and CF-370 and to help preserve the value of our drug discovery operations. If we are unable to obtain funding, we would be forced to further reduce our workforce, or delay, reduce or eliminate our research and development programs, which could adversely affect our business prospects, or we may be unable to continue operations or continue as a going concern and may be forced to place the Company into bankruptcy or other dissolution proceedings.

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

In addition, we have sought a strategic partnership or collaboration with one or more parties and also have sought other financial and strategic alternatives. To date, we have continued research and development activities while managing our cash position. However, we need additional resources to continue as a going concern. We can provide no assurance that we will successfully obtain additional resources to improve our financial condition. If we are unable to obtain additional resources soon, our Board of Directors is likely to determine to place the Company into bankruptcy or other dissolution proceedings.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(25,618)	$(36,006)
Investing activities	$4,730	$24,016
Financing activities	$17,394	$—

Net cash used in operating activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities for the nine months ended September 30, 2023 decreased by $10.4 million compared to the same period in 2022, due primarily to decreased payments to our contract research and manufacturing organizations as we no longer incur expenditures on late-stage activities related to the clinical study and manufacturing of exebacase.

Net cash provided by investing activities

Net cash provided by investing activities for both the nine months ended September 30, 2023 and 2022 were primarily from the proceeds received from the maturities of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2023 resulted primarily from the $18.2 million of net proceeds from the exercise of warrants pursuant to the June 26, 2023 Inducement Agreement and our March 2, 2023 offering of securities. This was partially offset by $0.8 million of payments on the financing agreement for the Company’s annual directors and officers insurance premiums. There was no net cash provided by or used in financing activities for the nine months ended September 30, 2022.

Funding Requirements

All of our product candidates are in clinical or preclinical development. We expect to continue to incur significant expenses, to the extent our operations continue, as we:

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

•
the extent to which our operations continue;
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

We incur significant costs as a public company, including, but not limited to, increased personnel costs, increased directors fees, increased directors and officers insurance premiums, audit and legal fees, investor relations and external communications fees, expenses for compliance with the Sarbanes-Oxley Act and rules implemented by the SEC and various other costs and expenses.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no such changes during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have a need for substantial additional funding. If we are unable to raise capital soon, we will be forced to delay, reduce or eliminate our product development programs, or place the Company into bankruptcy or dissolution.

We will need to obtain substantial additional funding in the near term in connection with our continuing operations. If we are unable to raise capital soon, we will need to further reduce our workforce and delay, reduce or eliminate our research and development programs, or sell or liquidate the Company. In addition, the trading price for our common stock has been highly volatile as a result of the suspension of the trading of our common stock from the Nasdaq Capital Market, the recent failure of certain financial institutions, COVID-19, geopolitical conflicts and interest rate increases. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms.

In addition, we have sought a strategic partnership or collaboration with one or more parties and also have sought other financial and strategic alternatives. To date, we have continued research and development activities while managing our cash position. However, we need additional resources to continue as a going concern. We can provide no assurance that we will successfully obtain additional resources to improve our financial condition. If we are not successful in obtaining additional resources, we will likely undertake further restructuring actions or workforce reductions, including a potential reduction in force of all or nearly all employees. These types of restructuring and cost reduction activities are complex and may result in unintended consequences and costs, including decreased employee morale, loss of institutional knowledge and expertise, and potential impacts on our ability to maintain accurate and timely financial reporting and effective internal controls. They could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel. If we are unable to obtain additional resources soon, our Board of Directors is likely to determine to place the Company into bankruptcy or other dissolution proceedings.

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

We currently operate with limited resources. We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. Based on our current operating plans, and without additional funding, we believe we will not have sufficient funds to meet our obligations soon after the issuance of our consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. These factors raise substantial doubt about our ability to continue as a going concern in the near-term and we may be forced to sell or liquidate our business. We have relied on our ability to fund our operations primarily through public and private debt and equity financings, and, to a lesser extent, funding received from government contracts and granting organizations, but there can be no assurances that such financing or funding will continue to be available to us on satisfactory terms, or at all.

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

We have incurred significant losses since our inception. To the extent we obtain additional financing and our operations continue, we expect to incur losses for at least the next several years and may never achieve or maintain profitability.

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

Since inception, we have incurred significant operating losses. Our losses from operations for the nine months ended September 30, 2023 and the years ended December 31, 2022 and 2021 were $14.3 million, $64.6 million and $47.3 million, respectively. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as clinical trials for any of our product candidates commence or progress. To the extent our operations continue, our expenses will increase if and as we:

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

Additionally, our capital requirements will depend on many factors, including, to the extent our operations continue:

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

Risks Related to Employee Matters and Our Operations

Our future success may depend on our ability to attract and retain qualified personnel, and changes in management may negatively affect our business.

We are dependent on the principal members of our management and scientific teams. Our success and the execution of our operating strategy, to the extent we continue operations, depend largely on the continued service of these employees. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. The loss of the services of any of these persons could be disruptive to our operations, impede our ability to raise additional funding or delay the achievement of our development and commercialization objectives. Additionally, we cannot be certain that changes in management will not lead to additional management departures or changes, affect our ability to hire or retain key personnel, or otherwise negatively affect our business. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific and clinical personnel is critical to our continued operations. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also compete for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

If we are not successful in obtaining substantial additional funding or entering into a strategic collaboration in the near term, we will likely undertake further restructuring actions or workforce reductions, including a potential reduction in force of all or nearly all employees. These types of restructuring and cost reduction activities are complex and may result in unintended consequences and costs, including decreased employee morale, loss of institutional knowledge and expertise, and potential impacts on our ability to maintain accurate and timely financial reporting and effective internal controls. They could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel.

We may not successfully execute or achieve the expected benefits of our 2022 restructuring program and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations.

On July 29, 2022, we implemented a restructuring plan to reduce costs and align resources with the Company’s anticipated product development milestones for exebacase and CF-370 and to help preserve the value of the Company’s drug discovery operations, resulting in a reduction to our workforce of 16 employees, or 37% of our headcount prior to the reduction and the suspension of IV exebacase manufacturing activities. The reduction included the resignation of Cara Cassino, M.D. as Chief Medical Officer and Executive Vice President of Research and Development of the Company. We recognized a restructuring charge in the third quarter of 2022 of $7.7 million, including $1.6 million related to employee termination costs, including severance, health benefits and other related expenses from the workforce reduction, and $6.1 million from the write-off of prepaid manufacturing costs, which will result in future cash expenditures of up to $1.4 million as of September 30, 2023.

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

Risks Related to Our Securities

The potential delisting of our common stock from The Nasdaq Capital Market and our trading on the OTC Pink Open Market is expected to result in a more limited market and lack of liquidity for our securities and may make it more difficult to raise funds on terms acceptable to us, or at all.

On November 7, 2023, the Company received a determination letter (the “Delisting Notification”) from the Nasdaq Hearings Advisor stating that the Nasdaq Hearings Panel (the “Panel”) has determined to delist the Company’s common stock from the Nasdaq Capital Market, and Nasdaq suspended trading in the Company’s common stock, as of the opening of trading on November 9, 2023, because the Company has not demonstrated compliance with the the $2.5 million minimum stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(1), does not meet any of the alternative requirements under Nasdaq Listing Rule 5550(b) and has failed to demonstrate that additional time to regain compliance is appropriate.

Pursuant to the Delisting Notification, the Company has a period of 15 days from the date of the Delisting Notification to submit a written request for a review of the Panel’s delisting determination by the Nasdaq Listing and Hearing Review Council (the “Listing Council”). Unless the Company submits a timely request for the Listing Council’s review of the Panel’s delisting determination, the Company expects that a Form 25-NSE will be filed with the Securities and Exchange Commission (“SEC”), which would remove the Company’s securities from listing and registration on Nasdaq. The Company does not intend to file an appeal of the Panel’s determination. Accordingly, the Company expects that its common stock will be delisted from Nasdaq after the Form 25-NSE is filed with the SEC. Effective November 9, 2023, during the suspension of trading on and upon delisting from The Nasdaq Capital Market, the Company’s common stock will trade on OTC Pink Open Market under the symbol “CFRX.”

The trading of our common stock in the OTC Pink Open Market may have an unfavorable impact on our stock price and the liquidity of our stock. The OTC Pink Open Market is a significantly more limited market than Nasdaq. The quotation of our stock in OTC Pink Open Market is expected to result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could further depress the trading price of our common stock, and could have a long-term adverse impact on our ability to raise capital in the future. There can be no assurance that our securities will be listed on a national securities exchange or a national quotation service in the future. In addition, our potential delisting from the Nasdaq Capital Market may decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence.

The price of our common stock has been volatile and you could lose all or part of your investment.

There has been significant volatility in the market price and trading volume of equity and derivative securities, which is unrelated to the financial performance of the companies issuing the securities, including due to the effects of COVID-19, ongoing geopolitical conflicts and the recent failure of certain financial institutions. In addition, equity markets have experienced significant price and volume fluctuations that have affected the market prices for the securities of biotechnology and also newly public companies for a number of reasons, including reasons that may be unrelated to the business or operating performance of the companies. These broad market fluctuations may negatively affect the market price of our common stock.

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

In addition, the stock market in general, and over-the-counter traded and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

Future sales of our common stock or warrants may cause the market price of our securities to decline.

Sales of substantial amounts of shares of our common stock or warrants in the public market, or the perception that these sales may occur, could adversely affect the price of our securities and impair our ability to raise capital through the sale of additional equity securities. As of November 10, 2023, we have approximately 10.7 million shares of common stock outstanding, of which substantially all are freely tradable, or may become freely tradable, without restriction, in the public market unless held by our “affiliates,” as defined under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have warrants to purchase approximately 7.0 million shares of our common stock outstanding as of November 10, 2023.

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

In the ordinary course of our business, we store sensitive data, including intellectual property, proprietary business information and personally identifiable information, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack and damage or interruption from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error (e.g., social engineering, phishing), fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of COVID-19 and ongoing geopolitical conflicts, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

We may finance the development of our product pipeline or generate additional working capital through additional equity financing. Therefore, subject to any contractual obligations, we may issue additional shares of our common stock, warrants and other equity securities of equal or senior rank, with or without stockholder approval, in a number of circumstances from time to time. The issuance by us of shares of our common stock, warrants or other equity securities of equal or senior rank will have the following effects:

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

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions, including an exemption for any securities listed on a national securities exchange. The rules impose additional sales practice requirements on broker-dealers for transactions involving “penny stock”, with some exceptions. If shares of our common stock are determined to be “penny stock”, broker-dealers may find it more difficult to trade such securities and investors may find it more difficult to acquire or dispose of such securities on the secondary market.

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

As a public company, we incur significant legal, accounting and other expenses, including costs associated with our public company reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We must also follow the rules, regulations and requirements subsequently adopted by the SEC and any failure by us to comply with such rules and requirements could negatively affect investor confidence in us and cause the market price of our common stock to decline. Our executive officers and other personnel also need to devote substantial time and financial resources to comply with these rules, regulations and requirements.

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

ContraFect Corporation
Date: November 14, 2023	By:	/s/ Roger J. Pomerantz, M.D., F.A.C.P.
Roger J. Pomerantz, M.D., F.A.C.P.
President and Chief Executive Officer
Date: November 14, 2023	By:	/s/ Michael Messinger
Michael Messinger
Chief Financial Officer (Principal Financial Officer)